Form 10KSB
period 2006-12-31
OFFLINE CONSULTING INC
filed 2007-03-27
CIK 1374881

UNITED STATES
          SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C. 20549

                     FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended December 31, 2006

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________ to _______.

          Commission File Number: 333-139163

               OFFLINE CONSULTING, INC.
    (Name of small business issuer in its charter)


                       Delaware
     (State or other jurisdiction of incorporation
      or organization)
                      20-4838580
        (I.R.S. Employer Identification Number)




       1166 East 14th Street, Brooklyn,New York
       (Address of principal executive offices)
                        11230
                      (Zip Code)


Issuer's telephone number: (347) 267-5310

Securities registered pursuant to Section 12(b) of the Act:

                         None
                   (Title of Class)

Securities registered pursuant to section 12(g) of the Act:

           Common Stock, $0.0001 par value
                   (Title of Class)


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  [X]  No   [   ]

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part II of this Form 10-KSB or any amendment to
this Form 10-KSB.   [  ]

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).  [X] Yes     [   ] No

The issuer's revenues for the fiscal year ended December 31, 2006 were $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates was not computed because the issuer's common equity is not publicly traded.

The number of shares of the issuer's common stock issued and outstanding as of March 22, 2007 was 6,339,980 shares.

Documents Incorporated By Reference:  None

Transitional Small Business Issuer Disclosure Format (check one):
Yes [  ]  No [X ].

                  TABLE OF CONTENTS



                                                                           Page



PART I

Item 1.    Description of business                             3
Item 2.    Description of property                              8
Item 3.    Legal proceedings                                     8
Item 4.    Submission of matters to a vote of
                security holders                                      8

PART II

Item 5.    Market for common equity and related
               stockholder matters                                  8
Item 6.    Management's discussion and analysis
               or plan of operation                                10
Item 7.    Financial statements                                11
Item 8.    Changes in and disagreements with
               accountants
               on accounting and financial disclosure
Item 8a.  Controls and procedures
Item 8b.  Other information

PART III

Item 9.    Directors, executive officers, promoters and
               control persons; compliance with section 16(a) of the exchange act
Item 10.  Executive compensation
Item 11.  Security ownership of certain beneficial owners
               and management
Item 12.  Certain relationships and related transactions
Item 13.  Exhibits
Item 14.  Principal accountant fees and services

SIGNATURES

CERTIFICATIONS





                           PART I

As used in this Form 10-KSB, references to "Offline Consulting," the "Company," "we," "our" or "us" refer to Offline Consulting, Inc., unless the context otherwise indicates.

Forward-Looking Statements

This Annual Report on Form 10-KSB contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Item 1.     Description of Business.

We were incorporated on April 11, 2006 under the laws of the state of Delaware. We are a development stage company. We have not generated any revenue to date. Our operations have been limited to organizational, start-up, fund raising activities, and entering into an agreement with SuccessfulHosting.com, as described below. We currently have no employees other than our sole officer, who is also our director.

We are focused on becoming involved in business consulting. The purpose of business consulting is to help businesses improve their prospects for success by enabling them to better target the applications of their scarce resources: time, effort, and money; in other words, accomplishing more with the resources they have.

In general, business consulting is a methodical process for:

..           identifying the essential core description of the endeavor;
..           identifying and documenting underlying assumptions about the elements of operating business environment that directly impact a business operation, but over which the business may have no substantive influence;
..           selecting, prioritizing, and documenting the principal goals that a business or association wants to achieve;
..           selecting, prioritizing, and documenting the strategies that a business expect to use in achieving each goal; and developing detailed integrated action plans that will be used both as a basis to allocate resources to business needs, and also to assess movement your business goals.

Our activities will encompass management, financial, organizational, and developmental processes, with the idea of enabling our small business clients to maximize their growth and profitability. Our goal is to offer assistance to pre-initial public offering companies seeking to develop a successful viable business entity.

We have created a four-phase process designed to generate small businesses growth. Under Phase One, we will meet with the management of client and assess the needs and scope of the proposed engagement. Thereafter, we will:

..           review financials and forecasts, and analyze business strategy, plan and goals;
..           appraise organizational needs;
..           evaluate assets, intellectual property and good will;
..           and compile a matrix of company strengths and weaknesses and compare against the client's competition.

Under Phase Two, we will outline a plan of action with the client's senior management, and reach agreement on milestones and timeframe.
Thereafter, we will

..           determine optimum vehicle(s) for growth;
..           assemble team members for execution of plans; and
..           deploy resources in the form of technology, consultants,
             and partners.

Under Phase Three, we will establish reporting and accountability procedures, and monitor progress weekly with written feedback.
Thereafter, we will have bi-weekly meetings with senior management for detailed review and to adjust programs as needed.

Under Phase Four, we will provide measurement analysis for key aspects of the programs, create reporting structures for ongoing monitoring of success/impact, and generate detailed programs report for senior management review.

Our website is located at http://offlineconsultingny.com. Our website is initially being used as a corporate presence and for marketing our services. We anticipate that the website will be expanded to provide advice and information to small to medium size businesses in a community based format as well as to offer users free information on current trends and events. We intend to further develop our website to expand our services to provide assistance with business services and to provide information with respect to product development strategies, marketing strategies and risk management. We believe that the website could be further developed to allow users to interact with other small businesses to obtain advice and services from other entrepreneurs.

Principal Markets and Marketing Strategy

We believe that our primary target market will consist of small to medium size businesses, which have annual sales ranging from $50,000 to $2,500,000. We anticipate that we will market and promote our website on the Internet. Our marketing strategy is to promote our services and products and attract users to our website. Our marketing initiatives are intended to include the following:

..           utilizing direct-response print advertisements placed primarily in small business, entrepreneurial, and property management-oriented magazines and special interest magazines;
..           links to industry focused websites;
..           presence at industry tradeshows; and
..           entering into relationships with other website providers to increase
..           access to Internet business consumers.

Key elements of our growth strategy include the following:

..           create awareness of our products and services;
..           develop our website;
..           develop relationships with clients;
..           provide additional services for clients such as
              incorporation services
              and trademark research and applications.

Many of the factors affecting our ability to generate internal growth may be beyond our control, and we cannot be certain that our strategies will be successful or that we will be able to generate cash flow sufficient to fund our operations and to support internal growth. Our inability to achieve internal growth could materially and adversely affect our business, financial condition and results of operations.

On May 30, 2006, we entered into a three year Business Strategic
Agreement with SuccessfulHosting.com, a Delaware corporation.
According to information provided to us by SuccessfulHosting.com, it provides internet hosting services to over 650 commercial customers and over 250,000 individual customers. Our agreement with SuccessfulHosting.com provides that it will refer exclusively to us potential customers interested in receiving business consulting services and will maintain on its website an advertising link to our website.
Through such advertising link, companies who hire Succesfulhosting.com for hosting services for their websites will be offered our consulting services to help build their businesses. In consideration therefor, we will pay to SuccessfulHosting.com a referral fee equal to fifty percent of the revenues generated by such referrals.

Once clients are secured, we intend to hire qualified consultants to work for us on specific projects on an "as needed" basis.

We do not have sufficient capital to operate our business and will require additional funding to sustain operations through the next twelve months. There is no assurance that we will have revenue in the future or that we will be able to secure the necessary funding to develop our business.

Competition

The business consulting services industry is highly fragmented and competitive with limited barriers to entry. We believe that there are numerous firms that compete with us in our market, including small or single-office firms. Among those competitors, we rank near the bottom of the small or single-office firms because our operations are small. We believe that our primary competitors include small or single-office firms.

While we compete with traditional "brick and mortar" providers of business consulting services, we will also compete with other Internet-based companies and businesses that have developed and are in the process of developing websites which will compete with the products developed and offered by us. Many of these competitors have greater financial and other resources, and more experience in research and development, than we have.

We believe that the most important competitive factors in obtaining and retaining our targeted clients are an understanding of a customer's specific job requirements, the ability to provide qualified consultants in a timely manner and the quality and price of services. We expect ongoing vigorous competition and pricing pressure from national, regional and local providers. We cannot guarantee that we will be able to obtain market share or profitability.

Government Regulation

In general, our consulting activities are not subject to licensing or other regulatory requirements. We are subject to federal, state and local laws and regulations applicable to businesses, such as payroll taxes on the state and federal levels. We believe that we are in conformity and will remain in conformity with all applicable laws in all relevant jurisdictions.

Employees

We have no full time employees at this time. All functions including development, strategy, negotiations and clerical are currently being provided by Marcello Trebitsch, our Chief Executive Officer, Chief Financial Officer, Secretary, and Director.


Item 2.     Properties.

We do not lease or own any real property. Our office is located at the residence of Marcello Trebitsch, our Chief Executive Officer, Chief Financial Officer, Secretary, and Director. Mr. Trebitsch provides such office to the Company at no charge. We intend to continue to operate from these premises until such time as management determines that other space or additional employees are required.

Item 3.     Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company's property is not the subject of any pending legal proceedings.

Item 4.     Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                     PART II

Item 5.     Market for Registrant's Common Equity, Related
Stockholder
                 Matters, and Issuer Purchases of Equity Securities.

Market Information

The Company's Common Stock has been eligible for trading on the Over-The-Counter Bulletin Board under the symbol OFLC.OB since January
26, 2007.

Holders

As of March 22, 2007, there were approximately thirty-nine stockholders of record.

Dividends

We have not declared or paid any cash dividends on our common stock nor do we anticipate paying any in the foreseeable future. Furthermore, we expect to retain any future earnings to finance our operations and expansion. The payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

Recent Sales of Unregistered Securities; Use of Proceeds from
Registered Securities

On April 11, 2006, we issued 6,000,000 shares of our common stock to Allese Capital LLC in consideration for the payment of $0.0001 per share, amounting to $600 in the aggregate. The members and managers of Allese Capital LLC are Marcello Trebitsch, our Chief Executive Officer, Chief Financial Officer, Secretary, and Director, and his wife, Michelle Trebitsch. This transaction was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

In August through September, 2006, we issued 22,500 shares of common stock to nine investors. The purchase price paid for such shares was $0.10 per share, amounting in the aggregate to $2,250. The shares were offered and sold pursuant to a private placement made pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Regulation S promulgated thereunder. Each purchaser represented to us that such purchaser was not a United States person (as defined in Regulation S) and was not acquiring the shares for the account or benefit of a United States person. Each purchaser further represented that at the time of the origination of contact concerning the subscription for the shares and the date of the execution and delivery of the subscription agreement for such shares, such purchaser was outside of the United States. We did not make any offers in the United States, and there were no selling efforts in the United States. There were no underwriters or broker-dealers involved in the private placement and no underwriting discounts or commissions were paid.

In August through September, 2006, we issued 317,480 shares of common stock to thirty-six investors. The aggregate purchase price paid for such shares was $0.10 per share, amounting in the aggregate to $31,748. The shares were offered and issued in a private placement made pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Regulation D promulgated thereunder.
Each purchaser represented to us that such purchaser was an accredited investor and had the ability to bear the economic risk of the loss of such purchaser's investment, and there was no general solicitation or advertising associated with such offer and sale.

Purchases of equity securities by the issuer and affiliated purchasers

We did not repurchase any shares of our common stock during the year ended December 31, 2006.

Equity Compensation Plans

We do not have any equity compensation plans.





Item 6.     Management's Discussion and Analysis or Plan of
Operation.

Plan of Operation

We have not had any revenues since our inception, April 11, 2006. Over the next twelve months, we intend to continue our marketing efforts, which will be directed towards small to medium size businesses which have annual sales ranging from $50,000 to $2,500,000.

Our marketing strategy will be to promote our services and products on our website. To such end, we will continue to further develop our website. We will also focus on marketing our website and services to customers of SuccessfulHosting.com pursuant to our Business Strategic Agreement with such company, dated May 30, 2006. Our agreement with SuccessfulHosting.com provides that SuccessfulHosting.com will refer exclusively to us potential customers interested in receiving business consulting services and will maintain on its website an advertising link to our website. Through such advertising link, companies who hire Succesfulhosting.com for hosting services for their websites will be offered our consulting services to help build their businesses. In consideration therefor, we will pay to SuccessfulHosting.com a referral fee equal to fifty percent of the revenues generated by such referrals.

Our other marketing initiatives will include the following: placement of print advertisements in small business, entrepreneurial, and property management-oriented magazines and special interest magazines;
placement of advertisements and links to our website in industry focused websites; promoting our services at industry tradeshows; and entering into relationships with other website providers to increase access to Internet business consumers.

Once clients are secured, we intend to hire qualified consultants to work for us on specific projects on an "as needed" basis.

We do not have sufficient resources to effectuate our business. As of December 31, 2006 we had approximately $2,167 in cash. We expect to incur a minimum of $250,000 in expenses during the next twelve months of operations. We estimate that this will be comprised of the following expenses: $125,000 in marketing expenses; and $25,000 towards addressing technological infrastructure concerns. Additionally, $100,000 will be needed for general overhead expenses such as for salaries, corporate legal and accounting fees, office overhead and general working capital.

Accordingly, we will have to raise the funds to pay for these expenses.
We may have to borrow money from shareholders or issue debt or equity or enter into a strategic arrangement with a third party. Our officer and director will fund any expenses which arise until such time as the Company raises sufficient funds. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no such arrangements or plans currently in effect, our inability to raise funds for a marketing program will have a severe negative impact on our ability to remain a viable company.

Going Concern Consideration

Our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 7.     Financial Statements.







                  OFFLINE CONSULTING, INC.
               (A Development Stage Company)
                    FINANCIAL STATEMENTS

                     DECEMBER 31, 2006

                      TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm  2

Balance Sheet                                                             3

Statement of Income                                                   4

Statement of Cash Flows                                              5

Statement of Stockholders Equity                                  6

Notes to Financial Statements                                 8 -12

MORGENSTERN, SVOBODA & BAER, CPA's, P.C.
CERTIFIED PUBLIC ACCOUNTANTS
40 Exchange Place, Suite 1820
New York, NY 10005
TEL: (212) 925-9490
FAX: (212) 226-9134
E-MAIL: MORGENCPA@CS.COM


Report of Independent Registered Public Accounting Firm


Board of Directors and Stockholders of
Offline Consulting, Inc.

We have audited the accompanying balance sheet of Offline
Consulting, Inc (A development stage company) ("the Company") as of December 31, 2006 and the related statements of income, comprehensive losses, statement of stockholders' deficit, and cash flows for the period April 11, 2006 (inception) to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).
Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Offline Consulting, Inc as of December 30, 2006 and the results of their operations and their cash flows for the period April 11, 2006 (inception) to December 31, 2006, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in the notes to the financial statements, the company has no established source of revenue and no operations. This raises substantial doubt about the company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.


Morgenstern, Svoboda & Baer, CPAs, PC
Certified Public Accountants

New York, NY
February 24, 2006

  OFFLINE CONSULTING, INC.
  (A development stage company)

                       BALANCE SHEET
                     DECEMBER 31, 2006

 ASSETS
Current Assets
Cash and cash equivalents                                $   2,656
                                                                   ------------
Total Current Assets

Intangible assets (net of amortization of
$2,167)                                                             10,748
                                                                   ------------
Total Assets                                                  $   13,404
                                                              =========

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses                29,775
Loans from shareholders                                       4,970
                                                                   ------------
Total Current Liabilities                                   $  34,745
                                                                   ------------
Stockholders' Equity

Common stock, $.0001 par value,
700,000,000
shares authorized, 6,339,980 issued and                  634
outstanding
Preferred stock,  20,000,000 shares                            -
authorized
Additional paid in capital                                    33,964
Retained earnings                                            (55,939)
                                                                   ------------
Total Stockholders' Equity                                  (21,341)
                                                                   ------------
Total Liabilities and Stockholders'                     $   13,404
Equity                                                      =========

    The accompanying notes are an integral part of these consolidated financial statements.

                  OFFLINE CONSULTING, INC.


               (A development stage company)

                    STATEMENT OF INCOME


   FROM INCEPTION ON APRIL 11, 2006 TO DECEMBER 31, 2006


Sales, net                                                     $        -

Selling,
General and administrative expenses                    56,014
                                                                   ------------
Income (Loss) from operations                            (56,014)
                                                                   ------------
Other Income (Expense)
Interest income                                                        75
                                                                   ------------
Total Other Income (Expense)                                    75
                                                                   ------------
Income (Loss) before income taxes                      (55,939)
Provision for income taxes                                       -
                                                                   ------------
Net income                                                    $ (55,939)
                                                              =========







    The accompanying notes are an integral part of these consolidated financial statements.

                  OFFLINE CONSULTING, INC.
               (A development stage company)
                  STATEMENT OF CASH FLOWS

   FROM INCEPTION ON APRIL 11, 2006 TO DECEMBER 31, 2006




CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                    $ (55,939)
Adjustments to reconcile net income
to net cash
provided by operating activities:
Depreciation and amortization                        2,167
Increase) / decrease in assets:
Organization Expenses                                 (7,915)
Increase / (decrease) in current
liabilities:
Accounts payable and accrued expenses          29,775

Net cash provided by operating
activities                                                   (31,912)
                                                                ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of website                                     (5,000)

Net cash provided by Investing                      (5,000)
activities

CASH FLOWS FROM FINANCING ACTIVITIES

Paid in capital received                                 34,598
Loans from shareholders                                 4,970
                                                                ---------
Net cash provided by Financing
activities                                                    39,568
                                                                ---------

Net change in cash and cash                           2,656
equivalents
Cash and cash equivalents, beginning                  -
balance
                                                                ---------
Cash and cash equivalents, ending              $   2,656
balance
                                                          =========
SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:                           -
                                                          =========
Interest payments                                           -
                                                          =========



    The accompanying notes are an integral part of these consolidated financial statements.

            OFFLINE CONSULTING, INC.
        (A development stage company)
   STATEMENT OF STOCKHOLDERS' EQUITY


  FROM INCEPTION  ON APRIL 11, 2006 TO  DECEMBER 31, 2006


                                     Additional Retained Earnings       Total
             Common Stock     Paid-In    (Accumulated        Stockholders'
           Shares     Amount   Capital     Deficit)                Equity/Deficit
           ---------  --------   ---------    ---------------         ---------------
Balance
April
11,
2006         -           -            -                                             -


Income
for
the
period
ended
Decem-
ber
30,2006  6,399,980     634    33,964        (55,939)          (21,341)
             -----------  --------   ---------   ---------------    ---------------
Balance
Septem
ber
30,
30,2006  6,399,980     634    33,964        (55,939)          (21,341)
             =======   ===  =====    =========   ========













    The accompanying notes are an integral part of these consolidated financial statements.

         OFFLINE CONSULTING, INC.
     (A development stage company)
     NOTES TO FINANCIAL STATEMENTS
           DECEMBER 31, 2006

Note 1 - ORGANIZATION

Offline Consulting, Inc. was incorporated on April 11, 2006 under the laws of the State of Delaware. The Company is now engaged in Internet consulting business. The Company currently considered a development stage company.


Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principle generally accepted in the United States of America.

Going Concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of December 31, 2006, the company has not recognized revenue to date and has accumulated operating losses of approximately $55,939 since inception. The company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Risks and Uncertainties

The Company is subject to substantial risks from, among other things, intense competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, limited operating history and the volatility of public markets.

         OFFLINE CONSULTING, INC.
     (A development stage company)
     NOTES TO FINANCIAL STATEMENTS
           DECEMBER 31, 2006

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company's management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company's legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company's financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Long-Lived Assets

Since inception, the Company adopted Statement of Financial
Accounting Standards No. 144, Accounting for the Impairment or
Disposal of Long-Lived Assets (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a Disposal of a Segment of a Business. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144.
SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2006 there were no significant impairments of its long-lived assets.

       OFFLINE CONSULTING, INC.
     (A development stage company)
     NOTES TO FINANCIAL STATEMENTS
           DECEMBER 31, 2006

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES (continued)


Fair Value of Financial Instruments
Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Revenue Recognition
The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Revenue is recognized at the date the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

Advertising
Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred.


Income Taxes
The Company utilizes SFAS No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.


Intangibles
Intangible assets are amortized using the straight-line method over their estimated period of benefit. Evaluation of the recoverability of intangible assets is made annually to take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. No impairments of intangible assets have been identified during any of the periods presented.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. The Company controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

       OFFLINE CONSULTING, INC.
     (A development stage company)
     NOTES TO FINANCIAL STATEMENTS
           DECEMBER 31, 2006

Note 2- SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES (continued)

Recent accounting pronouncements

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods' financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In February 2006, FASB issued SFAS No. 155, Accounting for Certain
Hybrid Financial Instruments. SFAS No. 155 amends SFAS No 133,
Accounting for Derivative Instruments and Hedging Activities , and
SFAF No. 140, Accounting for Transfers and Servicing of Financial
Assets and Extinguishments of Liabilities. SFAS No. 155, permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006.

In December 2004, the FASB issued FASB Statement No. 123R,
"Share-Based Payment, an Amendment of FASB Statement No. 123"
("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. FAS No.
123R is effective beginning in the Company's first quarter of fiscal
2006.

In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements
("EITF 05-6.") EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material effect on its consolidated financial position or results of operations.

In June 2005, the FASB Staff issued FASB Staff Position 150-5
(FSP 150-5), Issuers Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares that are Redeemable. FSP 150-5 addresses whether freestanding warrants and other similar instruments on shares that are redeemable, either puttable or mandatorily redeemable, would be subject to the requirements of FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, regardless of the timing or the redemption feature or the redemption price. The FSP is effective after June 30, 2005.

       OFFLINE CONSULTING, INC.
     (A development stage company)
     NOTES TO FINANCIAL STATEMENTS
           DECEMBER 31, 2006

Note 2- SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES (continued)

On February 16, 2006 the Financial Accounting Standards Board
(FASB) issued SFAS 155, "Accounting for Certain Hybrid
Instruments," which amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS
140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The
Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

In March 2006, the FASB issued FASB Statement No. 156, Accounting
for Servicing of Financial Assets   an amendment to FASB Statement
No. 140. Statement 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

In September, 2006, FASB issued SFAS 157  Fair Value
Measurements'. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statements applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on financial statements.

In September 2006, FASB issued SFAS 158  Employers' Accounting
for Defined Benefit Pension and Other Postretirement Plans   an
amendment of FASB Statements No. 87, 88, 106, and 132(R)' This
Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded statues in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the

       OFFLINE CONSULTING, INC.
     (A development stage company)
     NOTES TO FINANCIAL STATEMENTS
           DECEMBER 31, 2006

Note 2- SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES (continued)

notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements.

a.          A brief description of the provisions of this Statement
b.          The date that adoption is required
c.          The date the employer plans to adopt the recognition
             provisions of this Statement, if earlier.

The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on financial statements.

The Company believes that the adoption of these standards will have no material impact on its financial statements.


Note 3   COMMITMENTS

The Company leases office space from related party for 700 dollars per month on a month to month basis. There is no formal lease agreement exist at the present that obligates company to record any future minimum payments.

Item 8.     Changes In and Disagreements with Accountants on
Accounting and             Financial Disclosure.

None.

Item 8A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our
principal executive, financial, and accounting officer has reviewed the
effectiveness  of  our "disclosure   controls  and  procedures"  (as  defined
in   the Securities  Exchange Act of 1934 Rules 13a-14(c)  and  15d-14(c))
within  the  end of the period covered by this Annual Report on Form 10-
KSB and has concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive officer, principal financial officer, and principal accounting officer.



Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B.  Other Information.

None.

Item 9.     Directors, Executive Officers, Promoters and Control
                Persons;  Compliance with Section 16(a) of the
                Exchange Act.

Directors, Executive Officers, Promoters, and Control Persons

Each director of our Company serves for a term of one year or until the successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the Company's shareholders. Each officer serves, at the pleasure of the board of directors, for a term of one year and until the successor is elected at the annual meeting of the board of directors and is qualified.

Set forth below is the name, age and present principal occupation or employment, and material occupations, positions, offices or employments for the past five years of our current directors and executive officers.


Name and Business Address      Age             Position

Marcello Trebitsch                    29         Chief Executive Officer,
c/o Offline Consulting, Inc.                    Chief Financial Officer,
1166 East 14th Street                           and Secretary
Brooklyn NY 11230


Mr. Trebitsch has been our sole director and our Chief Executive Officer, Chief Financial Officer, and Secretary since our inception, April 11, 2006. Since November 1, 2005, he has been working as an investment research analyst with Allese Capital LLC, whose sole members and managers are Mr. Trebitsch and his wife, Michelle Trebitsch. From November 1, 2003, until June 15, 2005, he worked as an investment research analyst with Delta Analytics. From October 1, 2001 until December 30, 2002, he was employed as a salesman with XECU Gifts, an internet retailer of globes.
Mr. Trebitsch is not a director in any other reporting companies. He has not been affiliated with any business that has filed for bankruptcy within the last five years. He is not a party adverse to our Company and neither does he have a material interest adverse to it.

Audit Committee

The Board of Directors has not established an audit committee and does not have an audit committee financial expert. The Board is of the opinion that an audit committee is not necessary since the Company has only one director and to date, such director has been performing the functions of an audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company. We believe, based solely on our review of the copies of such forms and other written representations to us, that during the fiscal year ended December 31, 2006, the following reporting persons did not comply with applicable Section 16(a) filing requirements: Marcello Trebitsch, our sole officer and director, filed his Form 3 after the date that it was due; Allese Capital filed its Form 3 after the date that it was due.

Code of Ethics

The Company has not yet adopted a Code of Ethics because it has only one director and one officer.

Item 10.    Executive Compensation.

Summary Compensation

During the period from our incorporation on April 11, 2006, through December 31, 2006, Marcello Trebitsch was our sole officer and director. Mr. Trebitsch is employed as our Chief Executive Officer. Commencing as of July 1, 2006, Mr. Trebitsch is entitled to receive a salary equal to $5,000 per month as compensation for his services rendered to our Company in his capacity as our Chief Executive Officer. During the fiscal year ended December 31, 2006, Mr. Trebitsch was entitled to receive a total of $30,000 pursuant to such arrangement, but he has waived his right to such salary. No amounts have been paid to Mr. Trebitsch pursuant to such employment arrangement, and he has received no other compensation.

We have no pension, health, annuity, bonus, insurance, equity incentive, non-equity incentive, stock options, profit sharing or similar benefit plans. No stock options or stock appreciation rights were granted to our sole director and officer during the period from the date of our incorporation on April 11, 2006 through December 31, 2006.

Outstanding Equity Awards

As of December 31, 2006, none of our directors or executive officers held unexercised options, stock that had not vested, or equity incentive plan awards.

Compensation of Directors

During the period from our incorporation on April 11, 2006, through December 31, 2006, Marcello Trebitsch was our sole director. Except as disclosed above under the section entitled "Summary Compensation," no compensation was paid or given to Mr. Trebitsch in consideration for his services as our director.

Item 11.    Security Ownership of Certain Beneficial Owners and
Management            and Related Stockholder Matters.

The following table lists, as of March 22, 2007, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 6,339,980 shares of our common stock issued and outstanding as of March 22, 2007. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock. Unless otherwise indicated, the address of each person listed is c/o Offline Consulting, Inc., 1166 East 14th Street, Brooklyn, NY 11230.


Name of Beneficial  Title Of    Amount and   Percent of
Owner                   Class       Nature of       Class
                           Beneficial
                           Ownership
------------------      --------     -------------   -------------
Allese Capital      Common     6,000,000       94.6%
LLC(1)

Marcello Trebitsch  Common   6,002,500(2)    94.7%

Directors and       Common     6,002,500       94.7%
Officers as a
Group (1 person)


(1) The members and managers of Allese Capital LLC are Marcello
Trebitsch, our Chief Executive Officer, Chief Financial Officer, Secretary, and Director, and his wife, Michelle Trebitsch.

(2) Includes 6,000,000 shares owned by Allese Capital LLC.

Item 12.    Certain Relationships and Related Transactions.

Related Transactions

On April 11, 2006, we issued 6,000,000 shares of our common stock to Allese Capital LLC in consideration for the payment of $0.0001 per share, amounting in the aggregate to $600. The members and managers of Allese Capital LLC are Marcello Trebitsch, our Chief Executive Officer, Chief Financial Officer, Secretary, and Director, and his wife, Michelle Trebitsch. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended.

In September, 2006, we issued 2,500 shares of common stock to Marcello Trebitsch, our Chief Executive Officer, Chief Financial Officer, Secretary, and Director. The consideration paid for such shares was $0.10 per share, amounting in the aggregate to $250. The shares were offered and issued in a private placement held in August through September, 2006, in which we issued an aggregate of 317,480 shares of common stock to thirty-six investors (including Mr. Trebitsch). Such private placement was made pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Regulation D promulgated thereunder.

Director Independence

We do not believe that any of our directors are "independent," as such term is defined under the rules and regulations of Nasdaq.

Item 13.    Exhibits.


Number/
Description


3.1

Articles of Incorporation (filed as Exhibit 3.1 to our registration statement on Form SB-2 filed with the Securities and Exchange Commission on December 7, 2006 (SEC File No. 333-139163) (the "2006 Form SB-2")
and incorporated herein by reference)


3.2

Bylaws (filed as Exhibit 3.2 to the 2006 Form SB-2 and incorporated herein by reference)


10.1

Business Strategic Agreement, dated May 30, 2006, between the Company and Successfulhosting.com (filed as Exhibit 10.1 to the 2006 Form SB-2 and incorporated herein by reference)



10.2

Form of Regulation S Subscription Agreement (filed as Exhibit 10.2 to the 2006 Form SB-2 and incorporated herein by reference)



10.3

Form of Regulation D Subscription Agreement (filed as Exhibit 10.3 to the 2006 Form SB-2 and incorporated herein by reference)



31.1

Certification pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)



32.1

Certification pursuant to Section 906 of the Sarbanes-Oxley (filed herewith)


Item 14.    Principal Accountant and Fees.

Principal Accountant

Morgenstern & Co. CPA is our independent auditor.

Audit Fees

The aggregate fees billed by Morgenstern & Co. CPA for professional services rendered for the audit of the Company's annual financial statements on Form 10-KSB for the fiscal year ended December 31, 2006 were $5,000.

Audit-Related Fees

The aggregate fees billed for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company's financial statements for the fiscal year ended December 31, 2006 were $0.

Tax Fees

The aggregate fees billed for tax compliance, tax advice and tax planning rendered by our independent auditors for the fiscal year ended December 31, 2006 were $0.

All Other Fees

The aggregate fees billed for all other professional services rendered by our independent auditors for the fiscal year ended December 31, 2006 were $0.

Policy on pre-approval of audit and permissible non-audit services

Our Board of Directors unanimously approved 100% of the fees paid to the principal accountant for audit-related, tax and other fees. Our Board of Directors pre-approves all non-audit services to be performed by the auditor. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

                         SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       OFFLINE CONSULTING, INC.

March 22, 2007                  By:  /s/ Marcello Trebitsch
                                       Name:     Marcello Trebitsch
                                       Title:    Chief Executive
                                       Officer, Chief Financial Officer,
                                       Secretary, and Director (Principal
                                       Executive, Financial, and
                                       Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


 SIGNATURE                      TITLE                                 DATE


/s/ Marcello Trebitsch          Marcello Trebitsch                March 22, 2007
                                       Chief Executive Officer,
                                       Chief Financial Officer,
                                       Secretary, and
                                       Director (Principal Executive,
                                       Financial, and Accounting Officer)