Form 10QSB
period 2007-03-31
OFFLINE CONSULTING INC
filed 2007-05-14
CIK 1374881

U.S. SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                         FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the quarter ended March 31, 2007

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _____ to _____

              Commission File Number: 000-52375

                  OFFLINE CONSULTING, INC.
  (Exact name of small business issuer as specified in its
                          charter)

          Delaware                      20-4838580
  (State of incorporation)       (IRS Employer ID Number)

       1166 East 14th Street, Brooklyn,New York 11230
          (Address of principal executive offices)

                       (347) 267-5310
                 (Issuer's telephone number)

____________________________________________________________
   (Former name, former address and former fiscal year, if
                 changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  YES  [X]  NO [    ]

Indicate by check mark whether the registrant is a shell
company (as defined in Rule 12b-2 of the Exchange Act).  YES
[X]  NO [   ]

Number of shares of common stock outstanding as of May _, 2007: 6,339,980 shares of common stock.

Transitional Small Business Format    Yes  [  ]      No  [X]

                      TABLE OF CONTENTS



                                                                Page
PART I
Item 1.  Financial Statements
Item 2. Management's Discussion and Analysis or Plan of Operation
Item 3   Controls and Procedures

PART II
Item 1.  Legal Proceedings
Item 2.  Unregistered Sales of Equity Securities  and
         Use of Proceeds
Item 3.  Defaults Upon Senior Securities
Item 4.  Submission of Matters to a Vote of  Security
         Holders
Item 5.  Other Information
Item 6.  Exhibits

               PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.




                  OFFLINE CONSULTING, INC.
                (A Development Stage Company)
                    FINANCIAL STATEMENTS

                       MARCH 31, 2007

                      TABLE OF CONTENTS

Report of Independent Registered Public Accounting         2
Firm

Balance Sheets                                             3

Statement of Income                                        4

Statements of Cash Flow                                    5

Statement of Stockholders Equity                           6

Notes to Financial Statements                          8 -12

MORGENSTERN, SVOBODA & BAER, CPA's, P.C.

CERTIFIED PUBLIC ACCOUNTANTS
40 Exchange Place, Suite 1820
New York, NY 10005
TEL: (212) 925-9490
FAX: (212) 226-9134
E-MAIL: MORGENCPA@CS.COM



   Report of Independent Registered Public Accounting Firm


Board of Directors and Stockholders of
Offline Consulting, Inc.


We have reviewed the accompanying consolidated balance sheets of Offline Consulting, Inc (A development stage company) ("the Company") as of March 31, 2007 and the related statements of income, comprehensive losses for the three months ended March 31, 2007 statements of cash flows and shareholders equity for the three months then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Offline Consulting, Inc. as of December 31, 2006 and the related statements of income retained earnings and comprehensive losses, and statements of cash flows for the year then ended; and in our report dated February 24, 2007 we expressed an qualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



Morgenstern, Svoboda & Baer, CPAs, P.C.
Certified Public Accountants

New York, NY
May 10, 2007

                  OFFLINE CONSULTING, INC.
               (A development stage company)

                        BALANCE SHEET
            MARCH 31, 2007 AND DECEMBER 31, 2006

                                       ASSETS
                                                  3/31/2007  12/31/2006

Current Assets
Cash and cash equivalents                        $     297   $  2,656
                                                  --------    -------
Total Current Assets                                   297      2,656




Intangible assets (net of amortization of            9,936     10,748
$2,979)
                                                  --------    -------
Total Assets                                     $  10,233   $ 13,404
                                                  ========    =======
      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses            $  35,350   $ 29,775
Loans from shareholders                              6,166      4,970
                                                  --------    -------
  Total Current Liabilities                         41,516   $ 34,745
                                                  --------    -------

Stockholders' Equity

Common stock, $.0001 par value, 700,000,000
shares authorized, 6,339,980 issued and                634        634
outstanding
Preferred stock,  20,000,000 shares authorized                     -
Additional paid in capital                          33,964     33,964
Retained earnings                                  (65,881 )  (55,939)
                                                  --------    -------
  Total Stockholders' Equity                       (31,283 )  (21,341)
                                                  --------    -------
Total Liabilities and Stockholders' Equity       $  10,233   $ 13,404
                                                  ========    =======













    The accompanying notes are an integral part of these consolidated financial statements.

                              3


                  OFFLINE CONSULTING, INC.
               ( A development stage company)
                    STATEMENT OF INCOME
         FOR THE THREE MONTH ENDING  MARCH 31, 2007

                                         3/31/2007



Sales, net                              $

Selling,
General and administrative expenses      9,345
                                        -------
Income (Loss) from operations           (9,345 )
                                        -------

Other Income (Expense)
Interest income                              3
                                        -------
Total Other Income (Expense)                 3
                                        -------
Income (Loss) before income taxes       (9,342)

Provision for income taxes                 600
Net income                              (9,942)
                                        =======




    The accompanying notes are an integral part of these consolidated financial statements.

                              4

                  OFFLINE CONSULTING, INC.
               ( A development stage company)
                  STATEMENT OF CASH FLOWS
         FOR THE THREE MONTH ENDING  MARCH 31, 2007

                                 3/31/2007 Inception to
                                             March
                                              31,
                                             2007
CASH FLOWS FROM OPERATING
ACTIVITIES
Net Income (Loss)                $(9,942)  $(65,881)
Adjustments to reconcile net
income to net cash
provided by operating
activities:
Depreciation and amortization        812      2,979
(Increase) / decrease in assets:
Organization Expenses                       (12,915)
Increase / (decrease) in current
liabilities:
Accounts payable and accrued       5,575     35,350
expenses
                                ---------  ---------
 Subscriptions receivables

Net cash used by operating        (3,555)   (40,267)
activities
                                ---------  ---------

CASH FLOWS FROM INVESTING
ACTIVITIES
Purchase of website                  -       (5,000)
                                ---------  ---------
Net used provided by Investing       -       (5,000)
activities
                                ---------  ---------
CASH FLOWS FROM FINANCING
ACTIVITIES
Loans shareholders                 1,196      6,166
Paid in capital received                     34,598
                                ---------  ---------
Net cash provided by Financing     1,196     40,764
activities
                                ---------  ---------
Net change in cash and cash       (2,359)       297
equivalents
                                ---------  ---------
Cash and cash equivalents,         2,656        -
beginning balance
Cash and cash equivalents,       $   297   $    297
ending balance
                                =========  =========
SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:      -          -
Interest payments                   -          -
                                =========  =========


    The accompanying notes are an integral part of these consolidated financial statements.

                              5








                                 Additional   Retained Earnings     Total
             Common Stock        Paid-In      (Accumulated       Stockholders'
           Shares     Amount     Capital       Deficit)         Equity/Deficit
           ---------  --------   ---------    ---------------   ---------------
Balance  6,399,980   $ 634       $33,964      $ (55,939)        $ (21,341)
January
1, 2007


Income
for
the
period
ended
March
31,
2007                                           (  9,942)         (  9,942)
           ---------  --------   ---------    ---------------   ---------------
Balance  6,399,980   $ 634       $33,964      $ (65,881)        $ (31,283)
March
31,
2007       =========  ========   =========    ===============  ================







    The accompanying notes are an integral part of these consolidated financial statements.

                              6

                  OFFLINE CONSULTING, INC.
                (A development stage company)
                NOTES TO FINANCIAL STATEMENTS
                       MARCH 31, 2007

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

Going Concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of March 31, 2007, the company has not recognized revenue to date and has accumulated operating losses of approximately $65,881 since inception. The company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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








                              7
                  OFFLINE CONSULTING, INC.
                (A development stage company)
                NOTES TO FINANCIAL STATEMENTS
                       MARCH 31, 2007


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

Long-Lived Assets

Since inception, the Company adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a Disposal of a Segment of a Business. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of September 30, 2006 there were no significant impairments of its long-lived assets.

                  OFFLINE CONSULTING, INC.
                (A development stage company)
                NOTES TO FINANCIAL STATEMENTS
                       MARCH 31, 2007


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

                  OFFLINE CONSULTING, INC.
                (A development stage company)
                NOTES TO FINANCIAL STATEMENTS
                       MARCH 31, 2007

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(continued)

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

In February 2006, FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. SFAS No. 155 amends SFAS No 133, Accounting for Derivative Instruments and Hedging Activities, and SFAF No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, SFAS No. 155, permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006.

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

                  OFFLINE CONSULTING, INC.
                (A development stage company)
                NOTES TO FINANCIAL STATEMENTS
                       MARCH 31, 2007

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

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

In March 2006, the FASB issued FASB Statement No. 156, Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140. Statement 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

In September, 2006, FASB issued SFAS 157 'Fair Value Measurements'. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statements applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on financial statements.

In   September  2006,  FASB  issued  SFAS  158   'Employers'
Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)' This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded statues in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the

                  OFFLINE CONSULTING, INC.
                (A development stage company)
                NOTES TO FINANCIAL STATEMENTS
                       MARCH 31, 2007


Note 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(continued)

notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements :-

a.   A brief description of the provisions of this Statement
b.            The date that adoption is required
c. The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Asset and Financial Liabilities.' SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair market value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company's financial conditions or the results of operations.

The Company believes that the adoption of these standards will have no material impact on its financial statements.


Note 3 - COMMITMENTS

The Company leases office space from related party for 700 dollars per month on a month to month basis. There is no formal lease agreement exist at the present that obligates company to record any future minimum payments.

Item 2.     Management's Discussion and Analysis or Plan  of
            Operations.

As  used  in  this Form 10-QSB, references to the "Company,"
"we," "our" or "us" refer to Offline Consulting, Inc. unless the context otherwise indicates.

Forward-Looking Statements

This Quarterly Report on Form 10-QSB contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Overview

We were incorporated on April 11, 2006 under the laws of the state of Delaware. We are a development stage company. We have not generated any revenue to date. Our operations have been limited to organizational, start-up, and fund raising activities, developing a website, and entering into an agreement with SuccessfulHosting.com, as described below. We currently have no employees other than our sole officer, who is also our director.

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

We believe that our primary target market will consist of small to medium size businesses, which have annual sales ranging from $50,000 to $2,500,000. We anticipate that we will market and promote our website on the Internet. Our marketing strategy is to promote our services and products and attract users to our website. Our marketing initiatives are intended to include the following: utilizing direct-response print advertisements placed primarily in small business, entrepreneurial, and property management-oriented magazines and special interest magazines; links to industry focused websites; presence at industry tradeshows; and entering into relationships with other website providers to increase access to Internet business consumers. Key elements of our growth strategy include the following: create awareness of our products and services; develop our website; develop relationships with clients; provide additional services for clients such as incorporation services and trademark research and applications.

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

Our marketing strategy will be to promote our services and products on our website, www.offlineconsultingny.com. To such end, we will continue to further develop our website. We will also focus on marketing our website and services to customers of SuccessfulHosting.com pursuant to our Business Strategic Agreement with such company, dated May 30, 2006. Our agreement with SuccessfulHosting.com provides that SuccessfulHosting.com will refer exclusively to us potential customers interested in receiving business consulting services and will maintain on its website an advertising link to our website. Through such advertising link, companies who hire Succesfulhosting.com for hosting services for their websites will be offered our consulting services to help build their businesses. In consideration therefor, we will pay to SuccessfulHosting.com a referral fee equal to fifty percent of the revenues generated by such referrals.

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

We do not have sufficient resources to effectuate our business. As of March 31, 2007 we had approximately $297 in cash. We expect to incur a minimum of $250,000 in expenses during the next twelve months of operations. We estimate that this will be comprised of the following expenses: $125,000 in marketing expenses; and $25,000 towards addressing technological infrastructure concerns. Additionally, $100,000 will be needed for general overhead expenses such as for salaries, corporate legal and accounting fees, office overhead and general working capital.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements

Item 3.     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive and financial officer has reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) within the end of the period covered by this Quarterly Report on Form 10-QSB and has concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive and financial officer.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings.

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

Item  2. Unregistered Sales of Equity Securities and Use  of
Proceeds.

None.

Item 3.     Defaults Upon Senior Securities.

None.

Item  4.      Submission of Matters to a  Vote  of  Security
Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended March 31, 2007.

Item 5.     Other Information.

None.

Item 6.     Exhibits

Exhibit  Description
  No.

  31.1   Rule 13a-14(a)/15d14(a) Certifications (Attached
         Hereto)

  32.2   Section 1350 Certifications (Attached Hereto)



                         SIGNATURES

       In  accordance with to requirements of  the  Exchange
Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 11, 2007

                              OFFLINE CONSULTING, INC.

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