Form 10QSB
period 2007-06-30
Kesselring Holding Corporation.
filed 2007-08-14
CIK 1374881

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-QSB

(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2007

[  ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file no. 000-52375

 KESSELRING HOLDING CORPORATION
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdictionof incorporation or organization)	20-4838580 (IRS Employer Identification Number)
2208 58th Avenue East Bradenton, Florida (Addresses of principal executive offices)	34203 (Zip Code)
                                                        Issuer's telephone number,
                                                 including area code: (941) 371-0440

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X    No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [ ] No [X]

As of August 10, 2007, 33,543,940 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

KESSELRING HOLDING CORPORATION. AND SUBSIDIARIES
INDEX

PART I. Financial Information		Page No.

	Item 1. Financial Statements

	Condensed Consolidated Balance Sheets at
	June 30, 2007 (Unaudited) and September 30, 2006	3

	Condensed Consolidated Statements of Operations (Unaudited) for the
	Three Months Ended June 30, 2007 and 2006	4

	Condensed Consolidated Statements of Operations (Unaudited) for the
	Nine Months Ended June 30, 2007 and 2006	5

	Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
	for the Nine Months Ended June 30, 2007 and 2006	6

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the
	Nine Months Ended June 30, 2007 and 2006	7

	Notes to Condensed Consolidated Financial Statements	8

	Item 2. Management’s Discussion and Analysis or Plan of Operation	25

	Item 3. Controls and Procedures	32

PART II.	Other Information

	Item 1. Legal Proceedings	33

	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	33

	Item 3. Defaults Upon Senior Securities	34

	Item 4. Submission of Matters to a Vote of Security Holders	34

	Item 5 .Other Information	35

	Item 6. Exhibits	35

SIGNATURES		36

Certain information included in this report and other Company filings (collectively, “SEC filings”) under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (as well as information communicated orally or in writing between the dates of such SEC filings) contains or may contain forward looking information that is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results. Among these risks, trends and uncertainties are the Company’s ability to raise capital, national and local economic conditions, the lack of an established operating history for the Company’s current business activities, conditions and trends in the restoration and general contracting industries in general, changes in interest rates, the impact of severe weather on the Company’s operations, the effect of governmental regulation on the Company and other factors described from time to time in our filings with the Securities and Exchange Commission.

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2007	2006
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$1,026,996	$550,482
Accounts receivable, net of allowance for doubtful accounts	1,424,453	1,763,501
of $150,000 and $0, respectively
Inventories	462,501	479,560
Costs and estimated earnings in excess of billings on
uncompleted contracts	336,200	129,465
Other current assets	249,212	93,619
Total current assets	3,499,362	3,016,627

Property and equipment, net	2,224,618	2,167,851
Intangible assets, net	27,998	81,780
Other long term assets	56,558	-
Total assets	$5,808,536	$5,266,258

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$1,124,515	$1,189,650
Billings in excess of costs and estimated earnings on
uncompleted contracts	322,228	319,384
Notes payable and current maturities of long-term debt	113,416	199,511
Notes payable - related parties	-	929,524
Deferred income taxes	-	254,829
Total current liabilities	1,560,159	2,892,898

Long-term debt, less current maturities	1,248,967	20,859
Total liabilities	2,809,126	2,913,757

Commitments and contingent liabilities (Note 13)	-	-

Stockholders' equity
Preferred stock, $.0001 par value, 20,000,000 shares authorized, 1,000,000
and 0 Series A shares issued and outstanding, respectively	1,500,000	-
aggregate liquidation preference of $1,725,000 and $0, respectively
Common stock, $0.0001 par value, 200,000,000 shares authorized;
33,543,940 and 25,329,800 shares issued and outstanding, respectively	3,355	254
Additional paid-in capital	3,245,660	2,939,784
Accumulated deficit	(1,749,605)	(587,537)
Total stockholders' equity	2,999,410	2,352,501
Total liabilities and stockholders' equity	$5,808,536	$5,266,258

See notes to condensed consolidated financial statenents.

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2007 AND 2006
(Unaudited)

	Three Months Ended June 30,
	2007	2006
Revenue
Contract services	$1,063,043	$2,153,065
Product sales	1,646,423	-
	2,709,466	2,153,065
Costs and expenses
Cost of sales
Contract services	836,599	1,341,694
Product sales	1,362,732	-
Operating expenses:
Salaries and benefits	455,225	149,595
Consulting, related parties	91,501	388,557
Professional fees	332,269	3,884
Bad debt expense	155,363	-
Other operating expenses	232,629	13,515
	3,466,318	1,897,245

Income (loss) from operations	(756,852)	255,820

Other income (expense)
Interest income	1,570	-
Interest expense	(29,426)	(2,034)
Other income (expense), net	130	4,489
Total other income (expense), net	(27,726)	2,455

Income (loss) before income taxes	(784,578)	258,275

Income tax benefit	21,867	-

Net income (loss)	(762,711)	$258,275

Deemed dividend	(1,429,104)	-

Undeclared preferred stock dividends	(14,333)	-

Net income (loss) applicable to
common shareholders	$(2,206,148)	$258,275

Income (loss) per common share
Basic and diluted	$(0.07)	$0.01

Weighted average common shares outstanding
Basic and diluted	33,456,785	21,426,836

See notes to condensed consolidated financial statements.

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED JUNE 30, 2007 AND 2006
(Unaudited)

	Nine Months Ended June 30,
	2007	2006
Revenue
Contract services	$4,280,038	$4,388,647
Product sales	5,134,080	-
	9,414,118	4,388,647
Costs and expenses
Cost of sales
Contract services	3,133,751	3,343,456
Product sales	4,337,395	-
Operating expenses:
Salaries and benefits	1,189,555	409,105
Consulting, related parties	312,538	388,557
Professional fees	978,418	18,386
Bad debt expense	155,363	-
Other operating expenses	653,330	116,951
	10,760,350	4,276,455

Income (loss) from operations	(1,346,232)	112,192

Other income (expense)
Interest income	5,470	-
Interest expense	(74,231)	(6,258)
Other income (expense), net	(1,904)	8,435
Total other income (expense), net	(70,665)	2,177

Income (loss) before income taxes	(1,416,897)	114,369

Income tax benefit	254,829	-

Net income (loss)	(1,162,068)	$114,369

Deemed dividend	(1,429,104)	-

Undeclared preferred stock dividends	(14,333)	-

Net income (loss) applicable to
common shareholders	$(2,605,505)	$114,369

Income (loss) per common share
Basic and diluted	$(0.08)	$0.01

Weighted average common shares outstanding
Basic and diluted	33,255,792	20,935,576

See notes to condensed consolidated financial statements.

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
CONOLIDATED STATEMENTS OF SHAREHOLDERS’EQUITY
NINE MONTHS ENDED JUNE 30, 2007 AND 2006
 (Unaudited)

	Preferred Stock		Common Stock		Paid-in	Accumulated	Deferred
	Shares	Amount	Shares	Amount	Capital	Deficit	Compensation	Total
Balance at September 30, 2006	-	-	25,329,800	$254	$2,939,784	$(587,537)	$-	$2,352,501

Issuance of options to employees to
purchase 240,200 shares					54,334			54,334
Recapitalization resulting from reverse
merger with Offline Consulting, Inc.:
Cancellation of all shares owned by
existing Kesselring shareholders			(26,773,800)	(267)	(3,445,170)			(3,445,437)
Common shares issued to Kesselring
shareholders			1,374,163	137	3,445,300			3,445,437
Public float shares of Offline not
cancelled as part of merger			337,480	34	(34)			-
Stock compensation for shares
issued to consultants			52,558	1	74,642			74,643
Issuance of common stock
to investors via private placement			1,400,000	14	489,986			490,000
Issuance of preferred stock and
warrants to investors:
Allocation of net proceeds between
preferred stock and warrants	1,000,000	584,270			605,730			1,190,000
Recognition of beneficial conversion
feature embodied in preferred stock		(513,374)			513,374			-
Recognition of deemed dividend to
accrete preferred stock to stated value		1,429,104			(1,429,104)			-
19.5 for 1 forward split of
common shares			31,823,739	3,182	(3,182)			-
Net loss						(1,162,068)		(1,162,068)
Balance at June 30, 2007	1,000,000	$1,500,000	33,543,940	$3,355	$3,245,660	$(1,749,605)	$-	$2,999,410

Balance at September 30, 2005	-	-	14,100,000	$141	$131,915	$(167,639)	$(153,465)	$(189,048)
Stock compensation for shares
issued to consultants			1,714,800	17	388,539			388,556
Amortization							81,024	81,024
Net income						114,369		114,369
Balance at June 30, 2006	-	$-	15,814,800	$158	$520,454	$(53,270)	$(72,441)	$394,901

See notes to condensed consolidated financial statements.

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
CONOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2007 AND 2006
(Unaudited)

	Nine months ended June 30,
	2007	2006
Cash flows from operating activities
Net income (loss)	$(1,162,068)	$114,369
Adjustments to reconcile net loss to net cash
from operating activities:
Depreciation and amortization	179,406	106,901
Stock-based compensation - employees	54,334	81,024
Stock-based compensation - related party consultants	-	93,994
Stock-based compensation - consultants	74,643	294,563
Deferred income taxes	(254,829)	-
Changes in operating assets and liabilities:
Accounts receivable	339,048	(451,825)
Inventories	17,059	-
Contract assets	(206,735)	(187,776)
Other assets	(212,151)	(6,909)
Accounts payable and accrued expenses	(65,136)	152,208
Contract liabilities	2,844	31,670
Net cash flows from operating activities	(1,233,585)	228,219

Cash flows from investing activities
Purchases of property and equipment	(182,390)	(70,702)
Net cash flows from investing activities	(182,390)	(70,702)

Cash flows from financing activities
Proceeds from notes payable	1,495,500	29,725
Proceeds from notes payable, related parties	-	254,000
Repayment of notes payable	(353,622)	(64,095)
Repayment of notes payable, related parties	(929,389)	(162,000)
Issuance of common stock	490,000	-
Issuance of preferred stock and warrants, net
of related costs	1,190,000	-
Net cash flows from financing activities	1,892,489	57,630

Net change in cash	476,514	215,147
Cash at beginning of period	550,482	127,744
Cash at end of period	$1,026,996	$342,891

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest	$75,749	$6,891

See notes to condensed consolidated financial statements.

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of presentation and nature of our business:

Basis of presentation:

Our unaudited condensed consolidated financial statements as of and for the three and nine months ended June 30, 2007 and 2006 have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with interim reporting standards of Regulation S-B of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of our financial position as of June 30, 2007, our results of operations for the three and nine months ended June 30, 2007 and 2006 and cash flows for the nine months ended June 30, 2007 and 2006 have been included in their preparation. These unaudited condensed consolidated financial statements should be read in conjunction with our annual financial statements for our fiscal year ended September 30, 2006 and Management’s Discussion and Analysis or Plan of Operation, and related notes thereto, included in the Company’s Form 8-K filed by Offline Consulting, Inc. on May 18, 2007 with the SEC. Operating results for the nine months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending September 30, 2007.

On May 18, 2007, Kesselring Corporation, a Florida Corporation (“Kesselring Florida”) merged with Offline Consulting, Inc. (“Offline”) pursuant to a Share Exchange Agreement (the “Exchange Agreement”). The Exchange Agreement provided for, among other things, the exchange of our 26,773,800 outstanding common shares for 1,374,163 (or 80.28%) of Offline’s post-merger common shares. Considering that Kesselring Florida’s shareholders now control the majority of Offline’s outstanding voting common stock, its management has actual operational control of Offline and Offline has effectively succeeded its otherwise minimal operations to its operations, Kesselring Florida is considered the accounting acquirer in this reverse-merger transaction. A reverse-merger transaction is considered, and accounted for as, a capital transaction in substance; it is equivalent to the issuance of Kesselring Florida’s common stock for the net monetary assets of Offline, accompanied by a recapitalization. On the date of the merger, Offline had no assets and no liabilities. Financial statements presented post-merger reflect the financial assets and liabilities and operations of Kesselring Florida, giving effect to the recapitalization, as if it had been the Issuer during the periods presented.

In connection with the merger, Offline changed its fiscal year end from December 31 to September 30. In addition, on June 8, 2007, Offline changed its name to Kesselring Holding Corporation.

On June 29, 2007, our Board of Directors and stockholders approved a 19.5 for one forward stock split of our issued and outstanding stock. In accordance with the SAB Topic 4C, all share and per share information has been restated to give effect to the forward split.

Nature of our business:

We are engaged in (i) restoration services, principally to commercial property owners, (ii) the manufacture and sale of cabinetry and remodeling products, principally to contractors and (iii) residential and commercial remodeling and general contracting under contracts with principally residential customers. We apply the “management approach” to the identification of our reportable operating segments as provided in Financial Accounting Standard No. 131 Disclosures about Segments of an Enterprise and Related Information. This approach requires us to report our segment information based on how our chief decision making officer internally evaluates our operating performance. As more fully discussed in Note 3, our business segments consist of (i) Contract Services (general contracting and restoration services under contracts with principally residential property owners and commercial property owners, respectively), and (ii) Building Products. Our Contract Services operations are conducted in the State of Florida and principally serve the West Central Florida Area. Our building products manufacturing facilities are located in the State of Washington and serve principally contractors in the Northwestern United States.

2. Significant accounting policies:

Consolidation policy and basis of presentation:

Our consolidated financial statements include the accounts of the Kesselring Holding Corporation and its majority-owned subsidiaries, Kesselring Corporation, King Brothers Woodworking, Inc., King Door and Hardware, Inc., Kesselring Coastal Construction, and 1st Aluminum, Inc. All significant inter-company balances and transactions have been eliminated in our consolidated financial statements.

Revenue recognition:

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, our price is fixed or otherwise determinable and collectibility is probable. Our revenue recognition policy for each of our offerings follows:

Contract Services - Our contract services revenue reflects the revenues that we derive from providing restoration services and general contracting services under formal contractual arrangements. Our restoration contracts are principally with commercial property owners; such as hotel or apartment building owners. Our homebuilding contracts provide for construction of homes on our customers’ properties and are principally with residential property owners. Our remodeling contracts are with commercial property owners and residential homeowners. These services include the provisioning of our workforce, the engagement of subcontractors and the delivery and installation of materials and products that are necessary to provide services to our customers. We contract with our customers on both a fixed-price and cost-plus-fee basis. We generally recognize contract revenues by applying the percentage-of-completion method, where the percentage of revenue that we record is determined by dividing our contract-specific costs incurred to our estimate of total costs on each contract. In certain instances, where restoration contracts are very short in duration and involve minimal costs, we record revenue when our contractual responsibilities have been completed; but only after we conclude that the application of this method would not result in materially different reported revenues. In all instances, we evaluate our contracts for possible losses. We record contract losses when such losses are both probable and reasonably estimable.

Product Sales - Our product sales reflect revenue that we derive from our Building Products operating segment. We manufacture and sell custom cabinetry and custom remodeling products principally to construction contractors. In certain instances, to facilitate the sale of our custom products, we may engage to install our products at the contractor worksite at the time of delivery. We recognize product sales when products have been picked up at our facility or delivered, and where installation is required, installed at our customer’s worksite.

Cash and Cash Equivalents:

For purposes of our statements of cash flows, we consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company owns depositary balances at several financial institutions, in amounts which may exceed FDIC insured limits from time to time. We minimize the risks associated with such concentrations by periodically considering the reported standing of the financial institution.

Accounts receivable:

Accounts receivable represents normal trade obligations from customers that are subject to normal trade collection terms, without discounts or rebates. We require deposits or retainers when we consider a customer’s credit risk to warrant the collection of such. In addition, we collect deposits in connection with our homebuilding construction services, consistent with industry practice. When we collect these amounts, they are carried as liabilities on our balance sheet until such time that it becomes appropriate to apply such amounts to contract receivables. Notwithstanding these collections, we periodically evaluate collectibility of our accounts receivable and consider the need to establish an allowance for doubtful accounts based upon our historical collection experience and specifically identifiable information about our customers.

Inventories:

Inventories consist of (i) manufacturing materials used in and held for sale in our Building Products operating segment, (ii) non-contract-specific construction materials used in our Contract Services operating segment and (iii) work-in-process on short-duration time and material contracts. Manufacturing and general contract inventories are stated at the lower of cost, applying the first-in, first-out method, or market. Work-in-process on short-duration time and material contracts is recorded at the job-specific actual cost of material, labor and overhead.

Property and equipment:

Property and equipment are stated at cost. Buildings and improvements, vehicles, office and production equipment are depreciated using the straight-line method over the estimated useful lives of the related assets. Carrying values of land are considered for impairment at least annually. Maintenance and routine repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the statement of operations.

Intangible assets:

Our intangible assets arose from the purchase of businesses (See Note 7). Intangible assets are recorded at our cost, and are being amortized over estimated useful lives.

Impairment of long-lived assets:

We assess the recoverability of our long-lived assets (property and equipment and identifiable intangible assets) by determining whether undiscounted cash flows of long-lived assets over their remaining lives are sufficient to recover the respective carrying values. The amount of long-lived asset impairment, if any, is measured based on fair values of our assets and is charged to operations in the period in which long-lived asset impairment is determined by management.

Advertising expense:

We expense our advertising costs as they are incurred.

Share-based compensation arrangements:

We have issued our common stock for compensation to employees and non-employee service providers. We record the related compensation expense for share issuances based upon the fair value of the common shares issued, as determined by independent appraisals that are based upon an Income Approach to enterprise valuation of private companies.

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123(R), Shared-Based Payments, which is a revision of FASB Statement No. 123. Statement 123(R) supersedes ABP Opinion No. 25 and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The provisions in Statement 123(R) are effective for all stock options or other equity-based awards to our employees or directors that vest or become exercisable in our first quarter of fiscal 2007. We adopted Statement 123(R) on October 1, 2006. Since we accounted for all share-based payments at fair value, the adoption of Statement 123(R) did not result in any material change in the accounting policies applied in these financial statements.

Income taxes:

We account for income taxes under the asset and liability method in accordance with Financial Accounting Standard No. 109, Accounting for Income Taxes Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that we will not realize tax assets through future operations.

Comprehensive income:

Comprehensive income is defined as all changes in stockholders’ equity from transactions and other events and circumstances. Therefore, comprehensive income includes our net income (loss) and all charges and credits made directly to stockholders’ equity other than stockholder contributions and distributions. We had no other transactions or events that affect our comprehensive income.

Net income (loss) per share:

Basic income (loss) per share is computed by dividing income available to common stockholders by the weighted average number of outstanding common shares during the period of computation. Diluted income (loss) per share gives effect to potentially dilutive common shares outstanding. We had no potentially dilutive equity-indexed instruments outstanding during the periods presented in our consolidated statements of operations.

On June 29, 2007, our Board of Directors and stockholders approved a 19.5 for one forward stock split of our issued and outstanding stock. In accordance with the SEC's SAB Topic 4C, all share and per share information has been restated to give effect to the forward split.

Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets, if any, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates that we have made in the preparation of our financial statements are as follows:

Contract revenue: Our revenue recognition policies require us to estimate our total contract costs and revise those estimates for changes in the facts and circumstances. These estimates consider all available information; including pricing quotes provided by our vendors for materials, projections of our direct labor costs and our past experience in providing contract services.

Intangible assets: Our intangible assets require us to make subjective estimates about our future operations and cash flows so that we can evaluate the recoverability of such assets. These estimates consider all available information and market indicators; including our operational history, our expected contract performance and changes in the industries that we serve.

Stock-based compensation: The Black Scholes valuation model requires that certain assumptions be made when calculating the compensation expense related to stock options. Of these assumptions, a volatility factor is required as part of the calculation. Due to the lack of significant stock history, the volatility of comparable companies was analyzed to determine the appropriate rate to be used in the calculation.

Actual results could differ from these estimates.

3.	Segment information

Our business segments consist of (i) Contract Services (general contracting and restoration services) and (ii) Building Products. Our restoration services include the exterior removal and replacement of steel reinforced concrete, stucco, carpentry work, waterproofing and painting of commercial buildings such as hotels and apartment buildings. Our general contracting services includes the construction of custom homes on our residential customers’ properties. These services also include interior remodeling of commercial and residential buildings. We currently provide these services to commercial property owners principally in the West Central Florida Area. Our building products business consists of the custom manufacturing and sale of cabinetry, wood moldings, doors, casework, display fixtures and other types of specialty woodwork. We provide these products principally to construction and homebuilding contractors in the Northwestern United States.

Selected financial information about our segments is provided in the table below:

	For the nine months ended June 30, 2007
	Contract	Product
	Services	Sales	Corporate	Consolidated

Revenue	$4,280,038	$5,134,080	$-	$9,414,118
Operating income (loss)	(25,423)	28,453	(1,349,262)	(1,346,232)
Depreciation and amortization	94,492	84,914	-	179,406
Identifiable assets	1,337,398	3,861,394	609,744	5,808,536

For the nine months ended June 30, 2006
	Contract	Product
	Services	Sales	Corporate	Consolidated

Revenue	$4,388,647	$-	$-	$4,388,647
Operating income (loss)	440,412	-	(328,220)	112,192
Depreciation and amortization	106,901	-	-	106,901
Identifiable assets	1,576,570	-	-	1,576,570

Our Product Sales Segment originated when we purchased the King Group of Companies on July 1, 2006. Operating results of the Product Sales Segment commenced on the date of our purchase.

Customer concentrations

Contract Services: Four customers accounted for approximately 84% of segment revenues for the nine months ended June 30, 2007. Three customers accounted for approximately 42% of segment revenues for the nine months ended June 30, 2006.

Two customers accounted for approximately 70% of the segment accounts receivable balance as of June 30, 2007.

Building Products: No one customer accounted for 10% or more of segment sales during the periods presented.

Two customers accounted for approximately 27% of the segment accounts receivable balance as of June 30, 2007.

4.	Business acquisition:

King Brothers Woodworking, Inc., King Door and Hardware, Inc. and related assets (collectively “King Group”):

On July 1, 2006, we acquired the outstanding common stock of the individual companies comprising the King Group for 7,440,000 shares of our common stock; face value $700,000 of notes payable, due upon demand; and, up to $150,000 for certain direct, purchase-related reimbursements that were probable of payment at the time of the purchase. We purchased King for the purpose of commencing our building products business. The common shares that we issued had a fair value of $1,680,723 on the acquisition date based upon a valuation of the share values; accordingly, our purchase price amounted to $2,530,723.

Our acquisition of the King Group was accounted for using the purchase method of accounting. Accordingly, the purchase price, noted above, plus the fair values of assumed liabilities, was allocated to the tangible and intangible assets acquired based upon their respective fair values. Since, as reflected in the table below, the fair values of the tangible and intangible assets acquired exceeded the purchase price, the fair values of long-lived assets acquired were reduced accordingly. The operations of the King Group are included in our consolidated financial statements commencing on the date of this acquisition.

The purchase price as allocated and the fair values of assets acquired are as follows:

	As Allocated	Fair Value

Cash	$126,857	$126,857
Accounts receivable	1,038,224	1,038,224
Inventories	437,552	437,552
Other receivables	5,100	5,100
Other current assets	9,320	9,320
Property and equipment	1,873,317	1,873,317
Intangible assets	42,000	42,000
Total assets	3,532,370	3,532,370

Accounts payable and accrued	(433,754)	(433,754)
expenses
Deferred income taxes	(476,557)	-
Note payable	(91,336)	(91,336)
Total liabilities	(1,001,647)	(525,090)

Purchase price	$2,530,723	$3,007,280

We have evaluated the assets acquired in our acquisition of the King Group and determined that excess of the fair values of net assets acquired over our purchase price is attributable to the customer and vendor relationships of the King Group established prior to our purchase. As a result, we have recorded a portion of the excess cost that will be amortized over the estimated period of the relationships of three years.

The following unaudited pro forma operations data gives effect to our acquisition of the King Group as if having occurred on October 1, 2005:

	Nine Months Ended June 30,
	2007	2006

Revenue	$9,414,118	$9,381,667
Net (loss) income	(1,162,068)	653,736
Net income (loss) applicable
to common shareholders	(2,605,505)	653,736
Net (loss) income per share:
Basic and diluted	$(0.08)	$0.03

Unaudited pro forma information is not necessarily indicative of the results of operations that we would have experienced had the acquisitions occurred at the beginning of the respective periods presented.

5.	Inventories:

Inventories consist of the following as of June 30, 2007 and September 30, 2006:

	June 30,	September 30,
	2007	2006

Raw materials	$104,520	$226,860
Work in process	238,260	145,578
Finished goods	119,721	107,122
	$462,501	$479,560

6.	Property and equipment

The major classes of property and equipment are as follows:

	Estimated	June 30,	September 30,
	Useful Lives	2007	2006
Land	--	$ 450,547	$ 450,547
Buildings	30 years	1,186,861	1,186,861
Building improvements	15 years	30,724	21,592
Vehicles	5 years	334,118	307,438
Office equipment and furniture	3-7 years	145,050	81,469
Production and other equipment	5-10 years	282,636	201,733
		2,429,936	2,249,640
Less accumulated depreciation		(205,318)	(81,789)
		$2,224,618	$2,167,851

Depreciation expense has been allocated to the following activities in our consolidated financial statements:

	Three Months	Nine Months
	Ended June 30, 2007	Ended June 30, 2007
Cost of sales	$41,164	$96,809
Operating expenses	3,347	28,815
Depreciation expense	$44,511	$125,624

	Three Months	Nine Months
	Ended June 30, 2006	Ended June 30, 2006
Cost of sales	$8,352	$24,058
Operating expenses	2,262	5,799
Depreciation expense	$10,614	$29,857

7.	Intangible Assets

Intangible assets consisted of the following as of June 30, 2007 and September 30, 2006:

	June 30,	September 30,
	2007	2006	Life
Employment contracts	$206,017	$206,017	2 years
Customer and vendor relationships	42,000	42,000	3 years
Less Accumulated amortization	(220,019)	(166,237)
	$27,998	$81,780

Amortization expense amounting to $3,500 and $53,782 during the three and nine months ended June 30, 2007, respectively, is reflected as a component of operating expenses in our consolidated financial statements. Amortization expense amounting to $25,682 and $77,045 during the three and nine months ended June 30, 2006, respectively, is reflected as a component of operating expenses in our consolidated financial statements.

Estimated future amortization of intangible assets for each of the years ending September 30 is as follows:

Three months ended 9/30/07	$3,500
Year Ended 9/30/08	14,000
Year Ended 9/30/09	10,498
Total	$27,998

8.	Uncompleted contracts:

Costs, estimated earnings and billings on uncompleted contracts as of June 30, 2007 and September 30, 2006, are as follows:

	June 30,	September 30,
	2007	2006
Costs incurred	$6,331,926	$4,898,020
Estimated earnings	1,256,847	881,890
	7,588,773	5,779,910
Billings to date	(7,574,801)	(5,969,829)

	$13,972	$(189,919)

The above contract activity is reflected in our June 30, 2007 and September 30, 2006 balance sheets under the following captions:

	June 30,	September 30,
	2007	2006
Costs and estimated earnings in excess
of billings on uncompleted contracts	$336,200	$129,465

Billings in excess of costs and estimated
earnings on uncompleted contracts	(322,228)	(319,384)
	$13,972	$(189,919)

9.	Accounts payable and accrued expenses:

Accounts payable and accrued expenses consist of the following as of June 30, 2007 and September 30, 2006:

	June 30,	September 30,
	2007	2006

Accounts payable - trade	$844,768	$821,456
Accrued expenses	228,058	235,955
Accrued losses on contracts	1,465	98,914
Accrued warranty expense	50,224	33,325
	$1,124,515	$1,189,650

10.	Notes payable:

In March 2007, we entered into a $1,255,500, 10-year, adjustable rate mortgage note based on the 5-year Treasury rate plus 2.8% (rate of 7.49% at June 30, 2007) secured by commercial real estate owned in Washington state.

In March 2007, we amended one of our bank lines of credit from a maximum borrowing amount of $370,000 to a maximum borrowing amount of $200,000 bearing a variable interest rate of Prime (rate of 8.25% at June 30, 2007) and maturing on October 31, 2007.

The following table sets forth the components of our notes payable at June 30, 2007 and September 30, 2006:

	June 30,	September 30,
	2007	2006

Mortgage note, bearing variable interest rates based on
the 5-year Treasury Constant Maturity plus 2.8%,	$1,251,421	$-
Note and other payable, stockholder bearing interest at
7% and maturing January 1, 2007 (a)	-	575,000
Note and other payable, stockholder bearing interest at
7% and maturing January 1, 2007 (a)	-	275,000
Line of credit, with $250,000 of maximum borrowing,
bearing variable interest rate of Prime plus 1.0%
due April 2007 (b)	-	191,675
Line of credit, with $200,000 of maximum borrowing,
bearing variable interest rate of Prime
(currently 8.25%) due October 2007	89,000	-
Line of credit, stockholder bearing interest at 7.75% due
upon demand	-	53,057
Note payable, stockholder bearing interest at 7.75% and
maturing November 2006	-	26,467
Note payable, bank bearing interest at 4.9% and
maturing August 10, 2010	21,962	27,822
Note payable, bank bearing interest at 2.9% and
maturing January 6, 2007	-	873
	1,362,383	1,149,894
Less current maturities	(113,416)	(1,129,035)
	$1,248,967	$20,859

(a) These notes and other obligations arose in connection with our purchase of the King Group of companies and were paid in full in March 2007 from the proceeds of the mortgage note.
(b)  As of June 30, 2007 this credit line has been paid off. Our bank line of credit had maximum borrowings of $250,000 and was personally guaranteed, as to payment, on the due date by certain of our officers.

11.	Stockholders’ equity:

Private placement of common stock:

On September 15, 2006, we commenced a private placement of our common stock at $0.35 per share. Through the end of our fiscal year ended September 30, 2006, sold 860,719 shares for net proceeds of $301,000. In October and November 2006, we sold 1,401,170 shares for proceeds of $490,000. Accordingly, during the period commencing September 15, 2006 through November 2006, we sold 2,261,889 shares and received proceeds of $791,000. No further sales of common stock are planned under this private placement arrangement.

Share-based payments - consultants:

During the nine months ended June 30, 2007 and June 30, 2006, we compensated consultants with 210,918 and 1,716,233 shares of common stock for professional, organizational and operations related services, respectively. We recorded share-based consulting expense of $74,643 and $388,539, respectively, as services were rendered, based upon the fair value of the shares issued.

Option issuance - Employees:

In January 2007, we granted options to purchase 200,167 shares of our common stock to a senior officer as part of an employment agreement. These options vested immediately and are exercisable for five years at $0.37 per share. The fair value of the option award was estimated on the date of grant as $46,000 using the Black-Scholes valuation model that used the following assumptions: dividend yield - none, volatility of 79%, risk-free interest rate of 4.9%, assumed forfeiture rate as they occur, and an expected life of 5 years. Accordingly, we recognized $46,000 of compensation expense during the nine months ended June 30, 2007.

In May 2007, we granted options to purchase 40,033 shares of our common stock to an employee as part of an employment agreement. These options vested immediately and are exercisable for five years at $.50 per share. The fair value of the option award was estimated on the date of grant as $8,334 using the Black-Scholes valuation model that used the following assumptions: dividend yield - none, volatility of 76.37%, risk-free interest rate of 4.84%, assumed forfeiture rate as they occur, and an expected life of 5 years. Accordingly, we recognized $8,334 of compensation expense during the three and nine months ended June 30, 2007.

Sale of preferred stock and warrants:

On May 18, 2007, we entered into a financing arrangement with one investor pursuant to which we sold Series A Preferred Stock and three tranches of warrants to purchase our common stock in consideration of an aggregate purchase price of $1,500,000 (the “Preferred 2007 Financing”). Net proceeds from this financing arrangement amounted to $1,190,000. In connection with the Preferred 2007 Financing, the Company issued the following securities to the investor:

1.	1,000,000 shares of Series A Preferred Stock (the “Series A Preferred”);
2.	Series A Common Stock Purchase Warrants to purchase 3,091,959 shares of common stock at $0.49 per share for a period of five years (“Series A Warrants”);
3.	Series B Common Stock Purchase Warrants to purchase 3,091,959 shares of common stock at $0.54 per share for a period of five years (“Series B Warrants”); and,
4.
Series J Common Stock Purchase Warrants to purchase 3,091,959 shares of common stock at $0.54 per share for a period of one year from the effective date of the registration statement (“Series J Warrants”)

The shares of Series A Preferred Stock have a stated value of $1.50 per share and are convertible, at any time at the option of the holder, into an aggregate of 3,091,966 shares of the Company’s common stock. Holders of the Series A Preferred Stock have if-converted voting rights and are entitled to receive, when and if declared by the Company's Board of Directors, annual dividends of $0.12 per share of Series A Preferred Stock (representing 8.0% of the stated value) paid semi-annually on June 30 and December 31. Such dividends may be paid, at the option of the Company, either (i) in cash, or (ii) in restricted shares of common stock. No dividends on the Series A Preferred Stock were declared during the nine months ended June 30, 2007. The underlying Certificate of Designation provides for redemption in common stock or cash under certain circumstances. There are no circumstances that are not within the Company’s control that could result in net-cash settlement of the Series A Preferred Stock. In the event of any liquidation or winding up of the Company, the holders of Series A Preferred Stock will be entitled to a liquidation value equal to 115% of the original purchase price of $1.725 per share ($1,725,000 in the aggregate).

The Series A Preferred Stock was evaluated under Statements of Financial Accounting Standards No. 150 Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“FAS150”) and Statements on Financial Accounting Standards No. 133 Accounting for Derivative Financial Instruments and Hedging Activities (“FAS133”). Since the Series A Preferred Stock is not mandatorily redeemable and there are no conditions that would rise to an unconditional cash-settlement obligation, we concluded that they were not within the scope of FAS150. In evaluating the Series A Preferred Stock under the context of FAS133, we first concluded that, for purposes of evaluating the classification of the embedded conversion option and certain other features, its terms and conditions and features were more akin to equity; specifically, a perpetual preferred equity security. In performing this evaluation we considered many of the terms and conditions in the Certificate of Designation, including the voting rights and dividend rights afforded the Series A Preferred Stock holders. As such, we concluded that the embedded features that principally embodied risks of equity (e.g. the conversion option) were clearly and closely related to the host contract and that bifurcation and liability classification was not required. Finally, we considered classification of the Series A Preferred Stock under the guidance of EITF D-98 Classification and Measurement of Redeemable Securities. This standard provides that provisions for net-cash settlement under circumstances that are not within the control of management would be precluded from classification in stockholders’ equity. As previously mentioned, there are no such terms that could result in net-cash settlement for matters that are not within our control. Accordingly, we have classified the Series A Preferred Stock in our stockholders’ equity.

In addition to the evaluation that we performed on the Series E Preferred Stock, we also evaluated the warrants issued therewith (both financing and placement agent warrants) against the criteria for classification in stockholders’ equity specified in EITF 00-19, Accounting for Derivative Financial Instruments that are Indexed to, and Potentially Settled in, a Company’s Own Stock (EITF 00-19), as amended by FSP EITF 00-19-2 Accounting for Registration Payment Arrangements. EITF 00-19 provides for eight conditions that freestanding derivative financial instruments must achieve in order to be classified in stockholders’ equity; this test is required to be performed at the inception of the freestanding derivative and at each reporting period until settlement thereof. The conditions generally provide for an evaluation of whether a company has sufficient authorized shares to settle all of its financial instruments, whether it is able to settle in unregistered shares (since registration activities are presumed not to be within a company’s control) and whether terms of the derivative afford the holder either rights similar to those of a creditor or are materially greater than the rights of a holder of the underlying common shares. Based upon our analysis of these conditions, we concluded that classification in stockholder’s equity of the warrants was appropriate. Significant considerations in drawing this conclusion were (i) certain registration rights afforded the warrant holder, discussed in the next paragraph, provided for economic alternatives in the event that we were unable to settle with registered shares, (ii) we have sufficient authorized and unissued shares to settle the warrants and all of our other share-indexed financial contracts and (iii) certain cash-less exercise provisions only in the A and B warrants are structured to limit the number of shares issuable upon exercise of that provision to a number of shares below the number of shares indexed to the warrants.

As noted above, we entered into a Registration Rights Agreement with the investors in the Preferred 2007 Financing. Our agreement provides for the filing of a registration statement and achievement of the effectiveness on a best efforts basis, using reasonably commercial means that are within our capabilities and control. However, we have agreed with the investors that, in the event that we are unable to file a registration statement or achieve effectiveness, we will increase the annual dividend rate on the Series A Preferred Stock from 8% to 10%, but no higher.

Notwithstanding our conclusions to classify the Series A Preferred Stock and warrants in stockholders’ equity, we were required to further evaluate the Series A Preferred Stock under EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (EITF 98-5), as amended and interpreted by EITF 00-27, Application of Issue 98-5 to Certain Convertible Securities. Although the conversion price of the Series A Convertible Preferred Stock was below our estimated fair market value per share, EITF 98-5 requires us to calculate an effective conversion rate, which gives effect to the allocation of proceeds from the transaction to the three tranches of warrants (on a relative fair value basis consistent with Accounting Principles Board Opinion No. 14, Accounting for Debt with Detachable Warrants). Accordingly, to allocate the relative fair values between the Series A Preferred Stock and the warrants, we estimated the fair value of each class of warrants on the date of issuance using the Black-Scholes-Merton valuation model (no dividend yield; volatility of 76.37%, risk-free interest rate of 4.84%; and an expected life of 5 years and 1.5 years for the Series A and B Warrants and the Series J Warrants, respectively). We concluded that the fair value of the Series A Preferred Stock was equal to the stated value, since it was relatively consistent with its common stock equivalent value. As a result, we allocated $605,730 to the warrants, which was immediately recorded in paid-in capital. The amount allocated to the Series A Preferred Stock amounted to $584,270, which resulted in an effective conversion price of $0.19; this amount is beneficial to our estimated common stock fair value of $0.355 on the date of the transaction. The gross beneficial conversion feature of $513,374 was recorded in paid-in capital. The remaining balance ascribed to the Series A Preferred Stock amounted to $70,896.

Following the allocation of the beneficial conversion feature above, we considered the probability that the Series A Preferred Stock holders would convert to common stock. Although the Series A Preferred does not have a stated maturity or redemption provision, based upon our communications with the investors, we believe that conversion to our common stock is more likely than not. As a result, we are required to recognize as a deemed dividend, the amount by which the stated value of the preferred stock exceeds the carrying value. The deemed distribution of $1,429,104 is recorded as accretion to the Series A Preferred Stock in our stockholders’ equity and a charge to paid-in capital, since we have an accumulated deficit on the date of the transaction.

The aforementioned calculations and accounting required estimation of the fair value of our common stock. We are responsible for the valuation of our common stock and believe that trading market prices are the best indicator for stock price valuation. For purposes of the fair value, we have utilized the trading market of our common stock since our stock became publicly traded on June 1, 2007. However, during the first sixty days of our trading, we noted that our stock price fluctuated significantly in terms of both share prices and daily trading levels. We believe that these fluctuations are indicative of the responses by market participants as we provided information about our business to the market place. Accordingly, for purposes of our stock price value in the aforementioned calculations, we utilized a weighted average share price, based upon a combination of closing market prices and trading levels, for a reasonable period following listing and trading of our common stock. This calculation resulted in a value of $0.355 per common share, which was only slightly different than our pre-trading, private-company valuation of $0.350 (which applied income approach to valuation) used in recent periods to value common stock underlying share-based payment arrangements that we have entered into. We believe that this approach to valuing our common stock is in accordance with the objectives of fair value measurement.

Warrants outstanding:

We have warrants outstanding to purchase 11,107,671 shares of our common stock as of June 30, 2007, including the 9,275,877 warrants issued pursuant to the Preferred 2007 Financing and 1,831,794 issued to an advisor. The warrants issued to the advisor have an exercise price of $.49 per common share for a period of 5 years and, as discussed above, were recorded in stockholders’ equity. The Company’s warrants have a weighted average exercise price per share of common stock of $.51 and a weighted average remaining contractual life of 3.77 years.

Forward stock split:

On June 29, 2007, our Board of Directors and a majority of our stockholders approved a 19.5 for one share forward stock split of our issued and outstanding stock. In accordance with SAB Topic 4C, all share and per share information have been restated to give effect to the stock split. In addition, the number of common shares that we are authorized to issue was decreased from 700,000,000 to 200,000,000.

12.	Commitments and Contingencies:

Warranties: We provide a basic limited warranty on workmanship and materials for all homes constructed, restoration services performed and products manufactured for a one year period. We estimate the costs that may be incurred under the basic limited warranty and record a liability in the amount of such costs at the time the associated revenue is recognized.  Factors that affect our warranty liability include the number of homes constructed, the amount of restoration services performed, the number of products manufactured, historical and anticipated rates of warranty claims and average cost per claim. Estimated warranty costs are 0.50% of the total sales price of homes constructed and restoration services performed and 0.25% of the total sales price of products manufactured. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Activity in warranty reserves during the nine months ended June 30, 2007 was:

Balance at October 1, 2006	$33,325
Warranty charges	20,283
Warranty payments	(3,384)
Balance at June 30, 2007	$50,224

Lease obligations and rent: We currently lease our corporate offices and our contract services facilities under a month to month operating lease agreement. Rent and related expense for the nine months ended June 30, 2007 and 2006, amounted to $135,254 and $38,138, respectively.

13.	Subsequent Event:

We purchased commercial real estate in August 2007 at a cost of $389,257 to be used to expand our Building Products operations in the state of Washington. We entered into a $308,000, 10-year, adjustable rate mortgage note based on the 5-year Treasury rate plus 3.1% (initial rate of 8.03%) which is secured by the property.

          ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

Kesselring Florida was organized as a Florida Corporation on January 13, 2005. Kesselring Florida’s business segments consist of (i) contract sales (general construction and restoration services), and (ii) the provision of building products. Kesselring’s restoration services generally involve the restoration of commercial properties as well as residential and commercial remodeling and homebuilding and the products division involves the manufacture and sale of cabinetry and remodeling products, principally to contractors. The general construction and restoration operations are conducted in the State of Florida and principally serve the West Central Florida Area. The building products manufacturing facilities are located in the State of Washington and serve principally contractors in the Northwestern United States.

On May 18, 2007, Offline entered into and closed a share exchange agreement with Kesselring Florida and Kesselring Florida’s shareholders (the “Exchange Agreement”). Pursuant to the Exchange Agreement, Offline acquired almost all of the issued and outstanding capital stock of Kesselring Florida from the Kesselring Florida shareholders in exchange for 26,773,800 shares of our shares of common stock.

Growth Strategy

Our growth strategy is to increase our revenue and cash flow by growing our existing businesses organically, as well as to acquire complementary companies.  We are actively seeking to enhance shareholder value and expand our existing portfolio of companies through the selective acquisition of mature private companies with seasoned management. These anticipated acquisitions are dependent upon senior management’s ability to raise additional capital in the public market. Therefore, there can be no assurances that any of the anticipated acquisitions will transpire in the future.

To date, we have engaged in the following acquisitions:

•	on January 14, 2005, Kesselring Florida acquired Kesselring Restoration Corporation, which is engaged in restoration services;

•	on March 10, 2005, Kesselring Florida acquired TBS Constructors, Inc., which is engaged in general construction, including residential homebuilding and remodeling; and

•
on July 1, 2006, Kesselring Florida acquired King Brothers Woodworking, Inc., King Door and Hardware, Inc. and other related assets, which such businesses are engaged in the production of building products.

Receivables and Lien Rights Protection

When we begin a remodeling, restoration or building project, it is our practice to send a notice to owner in order to protect our lien rights on the property underlying the project to reduce the risk of uncollectible receivables.  Other parties, particularly banks and other lending institutions may have a superior security interest in the property.   From time to time we pursue legal action in the ordinary course of business to enforce the lien, including negotiation, arbitration, mediation or other legal means.  The process involved in pursuing these collection actions may impact our ability to collect receivables in a timely manner.

Results of Operations for the Three and Nine Months ended June 30, 2007 and 2006

Revenues: Our consolidated revenues increased $556,401 or 26% from the three months ended June 30, 2006 to 2007. Our consolidated revenues increased $5,025,471 or 115% from the nine months ended June 30, 2006 to 2007. Our acquisition of the King Group on July 1, 2006 represents $1,646,423 of the increase for the three months ended June 30, 2007 and represents $5,134,080 of the increase for the nine months ended June 30, 2007. The contract services segment experienced a decrease in revenues of $1,090,022, or 51%, for the three months ended June 30, 2007 and a decrease of $108,609, or 2%, for the nine months ended June 30, 2007. The decrease in revenue for the three and nine months ended June 30, 2007 for our contract services segment was primarily attributable to the increased insurance rates in the state of Florida resulting in commercial property owners have put many of their restoration projects on hold, the emergence of a significant number of smaller contractors entering into the marketplace creating heightened competition and the realization that we were bidding projects higher than our peers. We have improved and corrected our bidding process through systems technology and a reduction in overhead expenditures.

Cost of revenues and margins: Cost of revenues increased $857,637, or 64%, for the three months ended June 30, 2007. Cost of revenues increased $4,127,690, or 123%, for the nine months ended June 30, 2007. Cost of revenues consists of cost of goods sold and associated labor costs. $1,362,732, or 159%, of the increase for the three months ended June 30, 2007 and $4,337,395, or 105% of the increase for the nine months ended June 30, 2007 is attributable to the revenues related to our acquisition of the King Group. Cost of sales in the Contract Service segment decreased from $1,341,695 to $836,959, or 38%, for the three months ended June 30, 2007 and decreased from $3,343,456 to $3,133,751, or 6% for the nine months ended June 30, 2007 due to the decease in our revenue. Gross profit margins for our Contract Services segment decreased from 38% to 21% for the three months ended June 30, 2006 to 2007 primarily due to the decrease in our revenues from general contracting as a percent of our total contract service revenue which historically has had higher margins than our restoration services. Gross profit margins for our Contract Services segment increased from 24% to 27% for the nine months ended June 30, 2006 to 2007 primarily due to the increase in our revenues from general contracting as a percent of our total contract service revenue which historically has had higher margins than our restoration services. Gross profit margin for our Product Sales segment was 17% and 16% for the three and nine months ended June 30, 2007.

Salaries and benefits: Our salary costs increased 204% and 191% from the three and nine months ended June 30, 2006 to 2007 due to our acquisition of the King entities, regular salary increases, the providing of heath insurance and our hiring of more highly compensated employees as part of our preparation of closing the Share Exchange Agreement between Offline and Kesselring Florida.

Consulting, related parties: Consulting costs (related parties) represent fees paid to three senior level consultants of which two subsequently became senior officers and decreased 76% and 20% from the three and nine months ended June 30, 2006 to 2007.

Professional fees: Our professional fees represent costs that we have incurred to bring the company public through a reverse merger. These fees include investment banking, audit and legal costs. In addition, consultants are currently being utilized to assist in the valuation of potential acquisition candidates. As a result, our professional fees have increased from $3,884 to $332,269 for the three months ended June 30, 2006 to 2007 and increased from $18,386 to $978,418 for the nine months ended June 30, 2006 to 2007. It is anticipated that the company will continue to incur a significant amount of professional fees associated with identifying and acquiring potential target companies and the ongoing audit and legal fees associated with public company operations and corporate filings.

Bad debt expense: We incurred $155,363 in bad debt expense for the three and nine months ended June 30, 2007 with no write-offs in the three and nine months ended June 30, 2006. The bad debt expense is primarily attributable to two separate projects. Management has estimated that $75,000 on one residential homebuilding project may not be recoverable, and therefore has determined to write it off at this time. The second project is a restoration project which is scheduled for mediation. Management has decided to write-down the portion of the amount due that is in dispute.

Other operating expense: Other operating expense is comprised of insurance, recruitment fees, travel expense, rent, occupancy costs, office supplies and other miscellaneous items. Other operating expense increased from $13,515 to $232,629 for the three months ended June 30, 2006 to 2007 and increased from $116,951 to $653,330 for the nine months ended June 30, 2006 to 2007. The increase in both the three in nine months is primarily attributable to costs associated with the King entities which there were none in the prior periods, recruitment fees paid for the hiring of three individuals, travel expense as part of the going public process and directors and officers liability insurance.

Interest income: We received $0 and $1,570 in interest income during the three months ended June 30, 2006 and 2007, respectively. We received $0 and $5,470 in interest income during the nine months ended June 30, 2006 and 2007, respectively. The incurrence of interest income was a result of higher than average deposited balances. Currently, cash is being used in operating activities and, accordingly, interest income is expected to decline during fiscal 2007.

Interest expense: Our interest expense increased from $2,034 to $29,426 during the three months ended June 30, 2006 and 2007 and increased from $6,258 to $74,231 during the nine months ended June 30, 2006 and 2007 due primarily to (i) increased borrowings under our bank credit facilities and (ii) borrowings related to the King entities. Amortization of deferred debt costs for the nine months ended June 30, 2007 was $1,950.

Income taxes: We recorded an income tax benefit of $21,867 and $0 for the three months ended June 30, 2007 and 2006, and an income tax benefit of $254,829 and $0 for the nine months ended June 30, 2007 and 2006. The income tax benefit was the result of operating losses incurred in the three and nine months ended June 30, 2007. Under FAS109 we are limited in the amount of benefit that we can record for our net losses to certain sources of future income as defined in the standard. Such sources include carry-back of losses to prior periods in which we paid income tax, reversing temporary differences, tax planning strategies and projected future income. We have limited our benefit  to our reversing temporary deferred tax credits. We are unable to record benefits for projected future income since we are unable to overcome the negative evidence of losses in recent years which is a requisite condition to using projected income as an income source under FAS 109. As of June 30, 2007, we have no additional sources of income to base our recognition of any additional future income tax benefits for our net operating losses.

Net loss: For the three months ended June 30, 2007, we had a net loss of $762,711, compared to net income of $258,275 for the three months ended June 30, 2006, due primarily to $332,269 of professional fees related to the reverse merger and preferred stock transaction and $155,363 of bad debt expense recognized in the quarter For the nine months ended June 30, 2007, we had a net loss of $1,162,068, compared to net income of $114,369 for the nine months ended June 30, 2006, due primarily to $978,418 of professional fees related to the acquisition of the King entities, the reverse merger and preferred stock transaction, as well as $155,363 of bad debt expense.

Deemed dividend: The $1.4 million deemed dividend on our Series A Preferred Stock for the three and nine months ended June 30, 2007 reflects its accretion to full value at issuance. There will be no similar charges associated with this financing transaction.

Loss applicable to common shareholders; loss per common share: For the three months ended June 30, 2007, we had a net loss of $2,206,148 as compared to net income of $258,275 for the three months ended June 30, 2006, due primarily to $332,269 of professional fees related to the reverse merger and preferred stock transaction, $155,363 of bad debt expense recognized in the quarter, and a $1.4  million deemed dividend on the Series A Preferred Stock. For the nine months ended June 30, 2007, we had a net loss of $2,605,505 as compared to net income of $114,369 for the nine months ended June 30, 2006, due primarily to $978,418 of professional fees related to the acquisition of the King entities, the reverse merger and preferred stock transaction, $155,363 of bad debt expense, and a $1.5 million deemed dividend on the Series A Preferred Stock.

We had a loss per common share of $0.07 and income per common share $0.01 for the three months ended June 30, 2007 and 2006, and a loss per common share of $0.08 and income per common share $0.01 for the nine months ended June 30, 2007 and 2006. The decrease was caused primarily by the net income (loss) applicable to common shareholders, as well as the issuance of 11,135,049 shares subsequent to June 30, 2006, as adjusted to reflect a reverse merger recapitalization on May 18, 2007 and a forward split on June 29, 2007. Of the additional shares issued, 7,446,219 were issued in conjunction with acquisitions, 2,261,889 were issued via a private placement, 700,585 were issued to employees as compensation unrelated to acquisitions and 726,356 were issued for consulting services.

On May 18, 2007, Offline entered into and closed a share exchange agreement with Kesselring Florida and Kesselring Florida’s shareholders (the “Exchange Agreement”). Pursuant to the Exchange Agreement, Offline acquired almost all of the issued and outstanding capital stock of Kesselring Florida from the Kesselring Florida shareholders in exchange for 26,773,800 shares of our shares of common stock.

In connection with the merger, Offline changed its fiscal year end from December 31 to September 30. In addition, on June 8, 2007, Offline changed its name to Kesselring Holding Corporation.

On June 29, 2007, the Board of Directors and more than a majority of the stockholders approved a 19.5 for one share forward stock split of the Company’s issued and outstanding stock. In accordance with  SAB Topic 4C, all disclosures of common stock outstanding have been stated in post split shares.

LIQUIDITY AND CAPITAL RESOURCES

General

Working capital: As of June 30, 2007, we had $1,939,203 in working capital compared to $123,729 at September 30, 2006. The increase in our working capital is primarily attributable to the $1.5 million capital raise and the repayment of approximately $900,000 in notes payable associated with the King entities acquisition. We believe that our cash on hand, anticipated fund raises, amounts anticipated to be generated from operations, as well as borrowing availability under our credit facilities, will be sufficient to support consolidated operations for a reasonable period.

Cash flows from operating activities - We used $1,233,585 in cash for operating activities during the nine months ended June 30, 2007, compared to generating $228,219 from our operating activities during the same period of the prior year. The current year’s cash usage reflects our net loss increased by approximately $153,000 prepayment of federal income tax and lower accounts payable balances due to timing of significant jobs. The prior period’s cash generation reflects our net income plus approximately $470,000 in stock-based compensation paid to consultants and employees and increase in our accounts payable and accrued expenses of $152,209, offset by an approximate $450,000 increase in our accounts receivable.

Cash flows from investing activities - We used $182,390 in cash in its investing activities during the nine months ended June 30, 2007, primarily attributable to the purchase of manufacturing equipment, computer equipment and software. We used $70,702 in cash in its investing activities during the nine months ended June 30, 2006 to purchase equipment.

Cash flows from financing activities - We generated $1,892,489in cash from financing activities during the nine months ended June 30, 2007. This represented $2,049,243 in cash proceeds from two private placements: (i) $1,190,000 net proceeds from Series A Preferred Stock placed with Vision Master Opportunity Fund and (ii) approximately $490,000 placed with a group of investors prior to the company becoming public, $1,255,500 in proceeds from the issuance of a mortgage note, offset by repayments of $1,283,011 on outstanding notes payable primarily related to repayments of debt incurred with the acquisition of the King Group and our credit facilities. The Company generated $57,630 in cash from its financing activities during the nine months ended June 30, 2006 primarily related to shareholder loans to the Company.

In connection with the $1.5 million private placement with Vision Master Opportunity Fund, the Company issued the following securities to the investor:

1.	1,000,000 shares of Series A Preferred Stock (the “Series A Preferred”);
2.	Series A Common Stock Purchase Warrants to purchase 3,091,959 shares of common stock at $0.49 per share for a period of five years (“Series A Warrants”);
3.	Series B Common Stock Purchase Warrants to purchase 3,091,959 shares of common stock at $0.54 per share for a period of five years (“Series B Warrants”); and,
4.
Series J Common Stock Purchase Warrants to purchase 3,091,959 shares of common stock at $0.54 per share for a period of one year from the effective date of the registration statement (“Series J Warrants”)

The shares of Series A Preferred Stock are convertible, at any time at the option of the holder, into an aggregate of 3,091,966 shares of the Company’s common stock. Holders of the Series A Preferred Stock are entitled to receive, when declared by the Company's Board of Directors, annual dividends of $0.12 per share of Series A Preferred Stock paid semi-annually on June 30 and December 31. Such dividends may be paid, at the election of the Company, either (i) in cash if legally able to do so, or (ii) in restricted shares of common stock. No dividends on the Series A Preferred Stock were declared during the nine months ended June 30, 2007. The Board of Directors has indicated that it does not intend to pay dividends on the Series A Preferred Stock. In the event of any liquidation or winding up of the Company, the holders of Series A Preferred Stock will be entitled to a liquidation value equal to 115% of the original purchase price per share.

The Series A Preferred Stock was evaluated under FAS 150 for balance sheet classification and valuation and FAS 133 for potential bifurcation of derivatives. We determined that there are no conditions, not within our control, that could give rise to a cash redemption of the Series A Preferred Stock; therefore, we are classifying it in stockholders’ equity as being more akin to perpetual preferred stock than debt. In addition, we concluded that none of the derivatives associated with the Series A Preferred Stock meet the requirements for bifurcation.

We evaluated the warrants issued with the Series A Preferred Stock against the criteria specified in EITF 00-19, and concluded that all of the criteria were met to classify the warrants as equity. The relative fair values of the Series A Preferred Stock and the warrants were estimated on the date of issuance and allocated using the Black-Scholes valuation model.

COMMITMENTS, GUARANTEES AND OFF BALANCE SHEET ITEMS

Warranties

The Company provides a basic limited warranty on workmanship and materials for all homes constructed, restoration services performed and products manufactured for a one year period. The current recorded liability is estimated based on historical activity. We believe that the difference between the estimated, current recorded liability as of June 30, 2007 and the actual warranty obligation will not have a material adverse affect on the financial position, results of operations or cash flows of the Company.

Leases

The Company currently leases its corporate offices and contract services facilities under a month to month operating lease agreement. There are no other leases that would result in future obligations.

Contingencies

From time to time, the Company may become involved in claims and other legal matters arising in the ordinary course of business. Management is not currently aware of any matters that will have a material adverse affect on the financial position, results of operations or cash flows of the Company.

SENSITIVE ACCOUNTING ESTIMATES

The preparation of our financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes. Significant estimates that we have made in the preparation of our consolidated financial statements are as follows:

Contract revenue: Our revenue recognition policies require us to estimate our total contract costs and revise those estimates for changes in the facts and circumstances. These estimates consider all available information; including pricing quotes provided by our vendors for materials, projections of our direct labor costs and our past experience in providing contract services.

Intangible assets: Our intangible assets require us to make subjective estimates about our future operations and cash flows so that we can evaluate the recoverability of such assets. These estimates consider all available information and market indicators; including our operational history, our expected contract performance and changes in the industries that we serve.

Stock-based compensation: The Black Scholes valuation model requires that certain assumptions be made when calculating the compensation expense related to stock options. Of these assumptions, a volatility factor is required as part of the calculation. Due to the lack of significant stock history, the volatility of comparable companies was analyzed to determine the appropriate rate to be used in the calculation.

Common stock valuation: Estimating the fair value of our common stock is necessary in the preparation of computations related to share-based payments and financing transactions. We believe that the most appropriate and reliable basis for common stock value is trading market prices in an active market. However, prior to June 1, 2007, our common stock was not listed or publicly traded under our symbol. Prior to June 1, 2007, we utilized the income approach to enterprise valuation coupled with our common shares outstanding to estimate the fair value of our common stock per share. The income approach requires us to develop subjective estimates about our future operating performance and cash flows. It also requires us to develop estimates related to the discount rate necessary to discount future cash flows. As with any estimates, actual results could be different. On June 1, 2007, some of our common stock became publicly traded under our newly acquired trading symbol. We continue to review and evaluate trading activity to determine whether such activity provides a reliable basis upon which to value our common stock. Commencing with our quarterly financial statements for the quarterly period ended June 30, 2007, we began using trading market information in the fair value of our per share common stock price.

As of June 30, 2007, there have been no material additions to our critical accounting policies and there have been no changes in the application of existing accounting principles.

Item 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our principal executive and accounting officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chairman and Chief Executive Officer, along with the Company’s Chief Financial Officer, who concluded that the Company’s disclosure controls and procedures were effective as of the date of the evaluation.

There were no changes in internal controls during the quarterly period ended June 30, 2007 that have materially affected, or are reasonably likely to have materially affected, the Company’s internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, Kesselring may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business. Kesselring is currently not aware of any such legal proceedings or claims that they believe will have, individually or in the aggregate, a material adverse affect on its business, financial condition or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Exchange - May 2007

On May 18, 2007, we entered into and closed a share exchange agreement with Kesselring and Kesselring’s shareholders (the “Exchange Agreement”). Pursuant to the Exchange Agreement, we acquired almost all of the issued and outstanding capital stock of Kesselring from the Kesselring shareholders in exchange for 26,773,800 shares of our shares of common stock.

May 2007 Financing

On May 18, 2007, the Company entered into a financing arrangement with Vision Opportunity Master Fund Ltd. (“Vision”) pursuant to which the Company sold various securities in consideration of an aggregate purchase price of $1,500,000 (the “Preferred 2007 Financing”). In connection with the Preferred 2007 Financing, the Company issued the following securities to Vision:

•	1,000,000 shares of Series A Preferred Stock (the “Series A Preferred”);
•	Series A Common Stock Purchase Warrants to purchase 3,091,959 shares of common stock at $0.49 per share for a period of five years (“Series A Warrants”);
•
Series J Common Stock Purchase Warrants to purchase 3,091,959 shares of common stock at $0.54 per share for a period of one year from the effective date of the registration statement (“Series J Warrants”); and

•	Series B Common Stock Purchase Warrants to purchase 3,091,959 shares of common stock at $0.54 per share for a period of five years (“Series B Warrants”).

The shares of Series A Preferred Stock are convertible, at any time at the option of the holder, into an aggregate of 3,091,966 shares of our common stock. Holders of the Series A Preferred Stock are entitled to receive, when declared by our board of directors, annual dividends of $0.12 per share of Series A Preferred Stock paid semi-annually on June 30 and December 31. Such dividends may be paid, at the election of the Company, either (i) in cash if legally able to do so, or (ii) in restricted shares of our common stock with piggyback registration rights. In the event that we elect to issue restricted shares of common stock in connection with the dividend on the Series A Preferred Stock, such dividend shares shall be determined by dividing the dividend amount by 90% of the volume weighted average price for the 20 trading days immediately preceding the record date for payment of such dividend.

In the event of any liquidation or winding up of our company, the holders of Series A Preferred Stock will be entitled to receive, in preference to holders of common stock, an amount equal to 115% of the original purchase price per share.

The Series A Warrants and the Series B Warrants shall be exercisable for a period of five years at an exercise price of $0.49 and $0.54 per share, respectively. In the event that the shares of common stock underlying the Series A Warrants and the Series B Warrants are not registered by May 2009, then the Series A Warrants and the Series B Warrants are exercisable on a cashless basis. The Series J Warrants are exercisable for a period of one year from the date of the registration statement registering the shares of common stock underlying the Series J Warrants is declared effective at an exercise price of $0.54 per share.

The Company granted the investor registration rights with respect to the Series A Preferred Stock and warrants. We are required to file a registration statement within 60 days from closing (or 60 days from the date of an acquisition) and have such registration statement declared effective within 150 days from closing if the registration statement is not reviewed or, in the event that the registration statement is reviewed, within 180 days from closing. If we fail to have the registration statement filed or declared effective by the required dates, the dividend rate associated with the Series A Preferred Stock, as applicable, will be increased from 8% to 10%.

Settlement Agreement

On May 18, 2007, immediately before the merger, Marcello Trebitsch entered into a Settlement and Release Agreement (the "Agreement") with Offline consulting, Inc. ("Offline") pursuant to which he agreed to cancel 6,002,500 shares of common stock in consideration of the transfer of all the assets (amounting to approximately $10,000) of the Company's former business. The Agreement further provided for Mr. Trebitsch's assumption of all obligations and liabilities of the Company's former business (amounting to approximately $35,000). While Kesserling Corporation was not a party to the Agreement, execution of the Agreement was a condition precedent to the merger as was explicitly provided for in the Share Exchange Agreement. In recognition that the former business was unable to develop into a viable business entity and that the assets had no value, the pre-merged company charged the assets to operations as an impairment charge. The assumption of liabilities was treated as a capital transaction since the extinguishment involved a significant related party.

Services

On May 18, 2007, the Company issued 166,881 shares of common stock to Sichenzia Ross Friedman Ference LLP in consideration of legal services.

On May 18, 2007, the Company issued a common stock purchase warrant to purchase 1,831,795 shares of common stock at an exercise price of $0.49 per share for a term of five years to Cypress Advisors LLC for services provided in connection with the Preferred 2007 Financing.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

During the quarter ended June 30, 2007, stockholders holding more than a majority of the Company’s outstanding common stock approved by written consent a Certificate of Amendment to Articles of Incorporation to (i) effect a 19.5 for 1 forward split of the Company’s common stock, (ii) amend the Company’s certificate of incorporation to decrease the number of authorized shares of common stock, par value $.0001 per share of the Company from 700,000,000 to 200,000,000

Item 5. Other Information

None.

Item 6.  Exhibits

Number Description

3.1	Certificate of Incorporation (3)
3.2	Certificate of Designation of Series A Preferred Stock (1)
3.3	Certificate of Ownership (4)
3.4	By-Laws (3)
4.1	Securities Purchase Agreement entered with Vision Master Opportunity Fund Ltd. (1)
4.2	Series A Warrant issued to Vision Master Opportunity Fund Ltd. (1)
4.3	Series B Warrant issued to Vision Master Opportunity Fund Ltd. (1)
4.4	Series J Warrant issued to Vision Master Opportunity Fund Ltd. (1)
4.5	Registration Rights Agreement entered with Vision Master Opportunity Fund Ltd. (1)
4.6	Warrant issued to Cypress Advisors LLC (1)
10.1	Share Exchange Agreement by and among Offline Consulting, Inc., Kesselring Corporation and the shareholders of Kesselring Corporation (1)
10.2	Settlement Agreement by and between Offline Consulting, Inc. and Marcello Trebitsch (1)
16.1	Letter from Morgenstern, Svboda & Baer, CPA’s P.C. (5)

31.1	Certification by Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Section 302 of Sarbanes- Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to Section 906 of Sarbanes- Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to Section 906 of Sarbanes- Oxley Act of 2002

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 21, 2007.
(2)	Incorporated by reference to the Form 8-K/A filed with the Securities and Exchange Commission June 20, 2007.
(3)	Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission June 20, 2007.
(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 13, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 10, 2007	Kesselring Holding Corporation (Registrant)

	By:	/s/ Kenneth C. Craig
Kenneth C. Craig Chief Executive Officer

By:	/s/ Laura A. Camisa
Laura A. Camisa Chief Financial Officer