Form 10KSB
period 2007-09-30
Kesselring Holding Corporation.
filed 2007-12-28
CIK 1374881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES ACT OF 1934

☐	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007

Commission File Number 000-52375

KESSELRING HOLDING CORPORATION
(Name of small business issuer in its charter)

Delaware	20-4838580
(State or other jurisdiction of incorporation)	(I.R.S Employer Identification Number)
6710 Professional Parkway West, Suite 301 Sarasota, Florida	34240
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number	(941) 953-5774

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.) Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

The Issuer's gross sales for the year ending September 30, 2007 were $12,175,194.

As of December 26, 2007 the number of shares outstanding of the Issuer's common stock was 35,507,665.

As of December 26, 2007 the aggregate number of shares held by non-affiliates was approximately 19,943,874.

As of December 26, 2007 the aggregate market value of the Issuer's common stock held by non-affiliates was $6,182,601, based on the average bid and asked price of $0.31 per share as of December 26, 2007.

KESSELRING HOLDING CORPORATION
FORM 10-KSB TABLE OF CONTENTS

Certain information included in this report and other Company filings (collectively, “SEC Filings”) under the Securities Exchange Act of 1934, as amended (as well as information communicated orally or in writing between the dates of such SEC Filings) contains or may contain forward looking information that is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results. Among these risks, trends and uncertainties are the Company’s ability to raise capital, national and local economic conditions, the lack of an established operating history for the Company’s current business activities, conditions and trends in the restoration and general contracting industries in general, changes in interest rates, the impact of severe weather on the Company’s operations, the effects of governmental regulation on the Company and other factors described from time to time win our filings with the Securities and Exchange Commission.

PART OR ITEM	DESCRIPTION OF ITEM
PART I
ITEM 1.	Description of Business.
ITEM 1A.	Risk Factors.
ITEM 2.	Description of Property.
ITEM 3.	Legal Proceedings.
ITEM 4.	Submission of Maters to a Vote of Security Holders.

PART II
ITEM 5.	Market for Common Equity and Related Stockholder Matters.
ITEM 6.	Management’s Discussion and Analysis or Plan of Operation.
ITEM 7.	Financial Statements.
ITEM 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
ITEM 8A.	Controls and Procedures.
ITEM 8B.	Other Information.

PART III
ITEM 9.	Directors and Executive Officers of the Registrant.
ITEM 10.	Executive Compensation
ITEM 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
ITEM 12.	Certain Relationships and Related Transactions.
ITEM 13.	Exhibit Index.
ITEM 14.	Principal Accountant Fees and Services.

PART I
ITEM I. DESCRIPTION OF BUSINESS

ITEM 1(a) – Business Development

Kesselring Holding Corporation (formerly known as Offline Consulting, Inc.) (the “Company”) was organized as a Delaware Corporation on April 11, 2006. Following our acquisition of Kesselring Corporation on May 18, 2007 (more fully discussed in this Item, below), we are engaged in (i) construction and restoration services, principally to commercial property owners, (ii) the manufacture and sale of cabinetry and remodeling products, principally to contractors and (iii) commercial remodeling on customer-owned properties. Our business segments consist of (i) Construction Services (building, remodeling and restoration services), and (ii) Manufactured Products (cabinetry and remodeling products). See Item 1(b) – Business of Issuer.

Merger and Recapitalization

On May 18, 2007, we acquired Kesselring Corporation, a Florida Corporation (“Kesselring Florida”) pursuant to a Share Exchange Agreement (the “Exchange Agreement”). The Exchange Agreement provided for, among other things, the exchange of Kesselring Florida’s 26,773,800 outstanding common shares for 26,796,186 (or 80.28%) of our post-forward split common shares. Considering that, following the acquisition of Kesselring Florida, Kesselring Florida’s shareholders control the majority of the Company’s outstanding voting common stock, its management has actual operational and governance control and Offline effectively succeeded its otherwise minimal operations to its operations, Kesselring Florida was considered the accounting acquirer in this reverse-merger transaction. A reverse-merger transaction is considered, and accounted for, as a capital transaction in substance. It is equivalent to the issuance of Kesselring Florida’s common stock for the net monetary assets of Offline, accompanied by a recapitalization. On the date of the merger, Offline had no assets and no liabilities. Financial statements included in Item 7 and other information presented herein reflect the consolidated assets and liabilities and operations of Kesselring Florida, giving effect to the recapitalization, as if it had been the Company during the periods presented.

On May 18, 2007, immediately before the merger, Marcello Trbitsch (the pre-merger majority shareholder and principal officer) entered into a Settlement and Release Agreement (the “Settlement Agreement”) with the Company pursuant to which he agreed to cancel 117,048,750 shares of common stock in consideration of the transfer of all of the assets of the Company’s former business. The Settlement Agreement further provided for Mr. Trbitsh’s assumption of all obligations and liabilities of the Company’s former business.

In connection with the acquisition of Kesselring Florida, we changed our fiscal year end from December 31 to September 30. In addition, on June 8, 2007, we changed our name from Offline Consulting, Inc. to Kesselring Holding Corporation.

On June 29, 2007, our Board of Directors and stockholders approved a 19.5 for one forward stock split of our issued and outstanding common stock and a reduction in our authorized shares from 700,000,000 to 200,000,000, each of which were effective on July 8, 2007. All share and per share information has been restated to give effect to the forward split for all periods presented.

Financing Transactions

On May 18, 2007, we entered into a financing arrangement with Vision Opportunity Master Fund Ltd. (“Vision”) pursuant to which we sold various securities in consideration of an aggregate purchase price of $1,500,000 (the “Preferred Financing”). In connection with the Preferred Financing, we issued the following securities to Vision:

•	1,000,000 shares of Series A Preferred Stock (the “Series A Preferred”);
•	Series A Common Stock Purchase Warrants to purchase 3,091,959 shares of common stock at $.49 per share for a period of five years (“Series A Warrants”);
•	Series B Common Stock Purchase Warrants to purchase 3,091,959 shares of common stock at $.54 per share for a period of five years (“Series B Warrants”); and,
•
Series J Common Stock Purchase Warrants to purchase 3,091,959 shares of common stock at $.54 per share for a period of one year from the effective date of the registration statement (“Series J Warrants”).

The shares of Series A Preferred Stock are convertible, at any time at the option of the holder, into an aggregate of 3,091,959 shares of our common stock. Holders of the Series A Preferred Stock are entitled to receive, when declared by our board of directors, annual dividends of $0.12 per share of Series A Preferred Stock paid semi-annually on June 30 and December 31. Such dividends may be paid, at the election of the Company, either (i) in cash if legally able to do so, or (ii) in restricted shares of our common stock with piggyback registration rights.

In the event of any liquidation or winding up of our company, the holders of Series A Preferred Stock will be entitled to receive, in preference to holders of common stock, an amount equal to 115% of the original purchase price per share. There are no other net-cash settlement provisions embodied in the Series A Preferred Stock that are not within our control.

The Series A Warrants and the Series B Warrants are exercisable for five years at an exercise price of $0.49 and $0.54 per share, respectively. In the event that the shares of common stock underlying the Series A Warrants and the Series B Warrants are not registered by May 2009, then the Series A Warrants and the Series B Warrants are exercisable on a cashless basis. The Series J Warrants are exercisable for one year from the date of the registration statement registering the shares of common stock underlying the Series J Warrants is declared effective at an exercise price of $.54 per share.

We granted the investor registration rights with respect to the Series A Preferred Stock and the warrants. We were required to file a registration statement within 60 days from closing and have such registration statement declared effective within 150 days from closing if the registration statement is not reviewed or, in the event that the registration statement is reviewed, within 180 days from closing. If we fail to have the Registration Statement filed or declared effective by the required dates, which is the case, the dividend rate associated with the Series A Preferred Stock, as applicable, is increased from 8% to 10%. Otherwise, there are no required cash payments (such as registration payments or penalties) that accrue to the benefit of the investors. Additionally, Vision has the right of first refusal on subsequent funding opportunities along with the right to reset the conversion price and exercise price associated with the Series A Preferred and the Warrants in the event that the purchase price for the subsequent funding rounds is less than the conversion price or the exercise price in the Preferred Financing.

On March 2, 2007, we entered into a face value, $1,255,500, ten-year, adjustable rate mortgage note payable which was and continues to be secured by real estate that we own in Yakima, Washington. See Item 2 for additional information about our real estate holdings.

On August 16, 2007, we entered into a Securities Purchase Agreement with the Marie Baier Foundation (the “Foundation”), pursuant to which we issued a convertible promissory note in the principal amount of $350,000 (the “Foundation Note”). The Foundation Note bears interest at 7.36%, matures one year from the date of issuance and is convertible into our common stock, at the Foundation’s option, at a conversion price of $0.48 per share (the trading market on that date was $0.30). The Foundation converted the note with interest for 733,725 shares of common stock on September 17, 2007.

In October, November and December 2007, certain of our Board of Directors, or organizations with which they are affiliated, funded an aggregate $600,000 to us pursuant to notes payable. These notes bear interest at 7.0% and mature as follows: April 18, 2009 – $250,000; April 23, 2009 - $50,000; May 6, 2009 - $25,000; May 8, 2009 - $25,000 and June 13, 2009 – $250,000.

Purchases of Businesses

We believe that opportunities exist to roll up small, privately-owned businesses in the segments that we operate within. As of this date, we have completed the acquisitions listed below. Further acquisitions are dependent upon our ability to identify acquisition targets, negotiate terms that are favorable to the Company and, if necessary, acquire the necessary financing to complete the acquisition. There can be no assurances that we will be able to achieve these conditions necessary to complete acquisitions.

On January 14, 2005, Kesselring Florida acquired the outstanding common stock of Kesselring Restoration Corporation, Inc. (“Kesselring Restoration”) for cash consideration of $80,000 and notes payable of $50,000; accordingly, our purchase price amounted to $130,000. We made this purchase for the purpose of commencing our Restoration Services business. The acquisition of Kesselring Restoration was accounted for using the purchase method of accounting. Accordingly, the purchase price, plus the fair values of assumed liabilities, was allocated to the tangible and intangible assets acquired based upon their respective fair values. Since the fair values of the tangible and intangible assets acquired exceeded the purchase price, the fair values of long-lived assets acquired, including identifiable intangible assets, were reduced to zero and the excess of $12,504 was recorded as an extraordinary gain during the period the acquisition occurred. The operations of Kesselring Restoration are included in our consolidated financial statements commencing on the date of this acquisition.

On March 10, 2005, Kesselring Florida acquired the outstanding common stock of TBS Constructors, Inc. (“TBS”) for cash consideration of $10,000. We made this purchase principally for the purpose of engaging TBS’s then owner as our President, and entering into the residential home construction and remodeling business. The acquisition of TBS was accounted for using the purchase method of accounting. Accordingly, the purchase price, plus the fair values of assumed liabilities was allocated to the tangible and intangible assets acquired based upon their respective fair values. The operations of TBS Constructors, Inc. are included in our consolidated financial statements commencing on the date of this acquisition.

On July 1, 2006, Kesselring Florida acquired the outstanding common stock of the individual companies comprising the King Group of Companies (the “King Group”) for 7,446,218 shares of our common stock; face value $700,000 of notes payable, due December 31, 2006; and, up to $150,000 for certain direct, purchase-related reimbursements that were probable of payment at the time of the purchase. The King Group comprised individual companies that were under common shareholder control at the time of our purchase. We purchased the King Group for the purpose of commencing our Manufactured Products business. The common shares that we issued had a fair value of $1,680,723 on the acquisition date based upon a valuation of the share values using the Income Approach; accordingly, our purchase price amounted to $2,530,723. Our acquisition of the King Group was accounted for using the purchase method of accounting. Accordingly, the purchase price, noted above, plus the fair values of assumed liabilities, was allocated to the tangible and intangible assets acquired based upon their respective fair values. The operations of the King Group are included in our consolidated financial statements commencing on the date of this acquisition. In addition, given that the King Group was a material acquisition, we have included its prior financial statements in Item 7, herein, for the period immediately preceding our acquisition.

The Company has entered into a letter of intent for the proposed acquisition of a roofing company located in Florida. The Company has completed a valuation of the roofing company and has verbally agreed to terms with the sellers with to the acquisition price. Concurrently, the two companies are working through the structure and the timing of the transaction. This acquisition is subject to final negotiation, execution of a definitive acquisition agreement, completion of legal and financial due diligence, Kesselring board approval, board and shareholder approval of the roofing company, funding and customary closing conditions. It is anticipated to close before the end of the Company's second quarter, although the Company cannot provide any guarantee as to the timing of the closing or whether closing will occur at all.

Other Business Development Matters:

On August 15, 2007, Douglas P. Badertscher was appointed Chief Executive Officer of Kesselring Holding Corporation replacing Kenneth Craig who remains a Director. Mr. Baderscher’s employment contract, which has a term through November 2010, provides for base compensation, plus a contingent bonus arrangement, certain reasonable allowances, and the award of options to purchase 2,500,000 shares of common stock. Mr. Badertscher’s options vest in four tranches of 625,000 commencing November 15, 2007 and have an exercise price of $0.30. The stock options expire on November 15, 2012.

On August 16, 2007, we entered into an Investor Relations Agreement with Pismo Consulting (“Pismo”) for $350,000 and 200,000 shares of common stock (the common stock had a value of $60,000, based upon trading market prices). The term of this agreement is for one year.

On October 4, 2007 Laura Camisa, our former Chief Financial Officer, terminated her employment. Virgil L. Sandifer, Jr. was appointed by the Board of Directors as Interim Chief Financial Officer. Ms Camisa received severance compensation that was based on her contracted compensation in the amount of $87,500; this amount will be paid over a period of six months. We have recorded the termination benefits in the first fiscal quarter of 2008 at which time all conditions to its measurement were established; that is, the arrangement was approved and communicated to the former employee.

On October 12, 2007, we terminated the employment of the President of Kesselring Restoration and Kesselring Coastal Construction. Upon the filing of this annual report, no severance arrangement with the former President has been presented to the Board of Directors for approval or communicated to the former employee.

On October 15, 2007, Thomas McTigue was hired as President of Kesselring Restoration, Kesselring Construction and Kesselring Aluminum; all wholly-owned subsidiaries. Mr. McTigue is a Licensed Contractor under the jurisdiction of the Florida Department of Business and Professional Regulation. In addition to a base compensation and benefits, Mr. McTigue received 100,000 shares of restricted common stock and is entitled to a contingent award of up to an additional 100,000 shares of restricted stock, which is dependent upon the performance of the operations that he oversees. The contingent award expires on September 30, 2008.

ITEM 1(b) – Business of Issuer

We are engaged in (i) restoration services, principally to commercial property owners, (ii) the manufacture and sale of cabinetry and remodeling products, principally to contractors and (iii) multifamily and commercial remodeling and building services on customer-owned properties. We apply the “management approach” to the identification of our reportable operating segments as provided in Financial Accounting Standard No. 131 Disclosures about Segments of an Enterprise and Related Information. This approach requires us to report our segment information based on how our chief decision making officer internally evaluates our operating performance. As more fully discussed in Note 14 to our Consolidated Financial Statements, included in Item 7 and Item 1(b), herein, our business segments consist of (i) Construction Services (building and restoration services), and (ii) Manufactured Products. Our Construction Services Segment, consisting of building and restoration services, is conducted in the State of Florida and principally serves the West Central Florida Area. Our Manufactured Products Segment facilities are located in the State of Washington and principally serve contractors in the Northwestern United States.

Construction Services Segment

Kesselring Restoration is a restoration and construction services company offering diversified general contracting, restoration, construction management and design-build services primarily to commercial property owners. We have established a strong reputation within our markets by executing significant projects on time and within budget while adhering to strict quality control measures. Kesselring Restoration offers commercial exterior restoration services that include removal and replacement of concrete, stucco, carpentry, waterproofing and painting of buildings ranging from single floor to high-rise. Kesselring Restoration performs work primarily on condominiums, but also on banks, hotels, office buildings, and shopping malls. Most of Kesselring Restoration services are performed by its employees. We believe that an average coastal structure requires restoration services every five to seven years under normal weather circumstances. A portion of our work requires surety bonding and Kesselring has surety bonding agreements with various institutions to meet its bonding needs.

Manufactured Products Segment

The King Group of Companies (“King Group”) are manufacturers of wood casing products and cabinets in central Washington State. In over 29,000 square feet of manufacturing space, the King Group manufactures specialty wood moldings, doors, casework, display fixtures and related hard surface materials. Approximately 75% of its work is commercial with the remainder high-end residential. The commercial work is predominately secured through competitive bidding. Work is performed for major general construction contractors statewide.

Competition

In the Construction Services Segment, we compete against numerous local and regional construction service providers. The competition for construction services generally has the result of reducing competitive bidding. Competitors in our Manufactured Products business segment include Masco Corporation and Imperial Industries, Inc. We expect additional competitors as the market for specialty services continues to grow and lacks significant barriers to entry.

Sources and Availability of Raw Materials

Currently, the raw materials used in our business segments, are neither short-supply nor subject to severe market volatility as to pricing. We have a robust network of material providers in both of our operating segments and are aware of many other sources should a current provider be unable to fulfill our needs.

Government Regulation

Portions of our operations are highly regulated and subject to a variety of federal and state laws, including environmental laws, which require that we obtain various licenses, permits and approvals. We must obtain and maintain various federal, state and local governmental licenses, permits and approvals in order to provide our services. We believe we are in material compliance with all applicable licensing and similar regulatory requirements. However, we can provide no assurance that we can maintain our licenses or registrations in the states in which we currently do business, or that we can obtain licenses or registrations required by any states in which we may desire to expand our business.

Portions of our business are heavily regulated by federal, state and local environmental regulations, including those promulgated under the Environmental Protection Agency. These federal, state and local environmental laws and regulations govern the discharge of hazardous materials into the air and water, as well as the handling, storage, and disposal of hazardous materials and the remediation of contaminated sites. Our businesses may involve working around and with volatile, toxic and hazardous substances and other regulated substances.  We are not aware of any federal, state or local environmental laws or regulations that will materially affect our earnings or competitive position, or result in material capital expenditures; however, we cannot predict the effect on our operations of possible future environmental legislation or regulations.

Employees

As of September 30, 2007, we have 86 employees of which 77 are full time employees. Our employees are located in Florida and Washington: 36 employed in our Construction Services Segment, 42 in our Manufactured Products Segment, and 8 in Corporate. We have not experienced any work stoppages and we consider relations with our employees to be good. Further, we believe that the workforce in our service areas are generally sufficient to support our overall growth plans.

PART 1
ITEM 1A. RISK FACTORS.

You should carefully consider the risks described below as well as other information provided to you in this document, including information in the section of this document entitled “Information Regarding Forward Looking Statements.” Additional risks and uncertainties not presently known to our company or that we currently believe are immaterial may also impair our business operations. If any of the following risks actually occur, our businesses, financial condition or results of operations could be materially adversely affected, the value of our common stock could decline, perhaps significantly, and you may lose all or part of your investment.

Risks Related to Our Business

Our limited operating history makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance.

Although our management team has been engaged in the restoration and wood working business for an extended period of time, we did not begin operations of our current business concept relating to restoration and wood working until January 2005 and we have only recently commenced our plan of acquiring other companies. Through September 30, 2007, we have completed three acquisitions.  We have a limited operating history in our current combined form, which makes it difficult to evaluate our business on the basis of historical operations.  As a consequence, it is difficult, if not impossible, to forecast our future results based upon our historical data.  Reliance on the historical results of our acquisition targets may not be representative of the results we will achieve, particularly in our combined form.  Because of the uncertainties related to our lack of historical operations, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in sales, revenues or expenses.  If we make poor budgetary decisions as a result of unreliable historical data, we could be less profitable or incur losses, which may result in a decline in our stock price.

Our results of operations have historically resulted in losses, and we may not be able to achieve profitability.

We incurred a net loss of ($3,106,621) for the year ended September 30, 2007 and a net loss of ($419,898) for the year ended September 30, 2006. Our management believes that our current business plan will be successful and that we believe we will be able to limit our losses; however, our business plan is speculative and unproven.  Although our revenues grew substantially due to our growth strategy, there is no assurance that we will be successful in executing our business plan or that even if we successfully implement our business plan, that we will be able to curtail our losses now or in the future.  If we incur significant operating losses, our stock price may decline, perhaps significantly.

Our business depends on the demand for construction and restoration services, and if the demand for these services decrease, our revenues could decline.

Our business depends upon the demand for construction and restoration services that we provide primarily to commercial sites and multifamily properties.  We would be adversely affected by any slowdown in the growth of, or reduction in demand for, restoration services. Additionally, demand for all of our services depends on numerous factors, including:

●	The state of the economy in general; and,
●	the financial condition of associations, commercial building owners or businesses looking Services to retain our services.

If demand for the services that we provide decreases, then we may experience a decline in sales resulting in decreased profits.  If demand for our services decreases and our management fails to implement appropriate adjustments, then our profitability could suffer and the price of our common stock could decline.

We may engage in acquisitions, which will consume resources and may be unsuccessful or unprofitable.

We have pursued, and we intend to continue to pursue, a strategy of acquiring businesses that fit within our business model. Our business model is to acquire restoration and construction services and remodeling businesses as well as businesses that manufacture and sell cabinetry and remodeling products.  However, acquisitions are not always successful or profitable.  Any future acquisitions could expose us to risks, including risks associated with assimilating new operations and personnel; diversion of resources from our existing businesses; inability to generate revenues sufficient to offset associated acquisition costs; and risks associated with the maintenance of uniform standards, controls, procedures and policies.  Acquisitions may also result in additional expenses from amortizing acquired intangible assets.  If we attempt an acquisition and are unsuccessful in its completion, we will likely incur significant expenses without any benefit to our company.  If we are successful in completing an acquisition, the risks and other problems we face may ultimately make the acquisition unprofitable.  Failed acquisition transactions and underperforming completed acquisitions would burden us with significant costs without any corresponding benefits to us, which could cause our stock price to decrease, perhaps significantly.

We expect that we will need to raise additional funds, and these funds may not be available when we need them.

We believe that we will need to raise approximately $8 million to $10 million, in order to fund our growth strategy and implement our business plan.  Specifically, we expect that we will need to raise additional funds in order to pursue rapid expansion, develop new or enhanced services and products, and acquire complementary businesses or assets.  Additionally, we may need funds to respond to unanticipated events that require us to make additional investments in our business.  There can be no assurance that additional financing will be available when needed on favorable terms, or at all.  If these funds are not available when we need them, then we may need to change our business strategy and reduce our rate of growth.

We must effectively manage the growth of our operations, or our company will suffer.

Our ability to successfully implement our business plan requires an effective planning and management process.  If funding is available, we intend to increase the scope of our operations and acquire complimentary businesses.  Implementing our business plan will require significant additional funding and resources.  If we grow our operations, we will need to hire additional employees and make significant capital investments.  If we grow our operations, it will place a significant strain on our management and our resources.  If we grow, we will need to improve our financial and managerial controls and reporting systems and procedures, and we will need to expand, train and manage our workforce.  Any failure to manage any of the foregoing areas efficiently and effectively would cause our business to suffer.

We face competition from numerous sources and competition may increase, leading to a decline in revenues.

We compete primarily with well-established companies, many of which we believe have greater resources than Kesselring.  We believe that barriers to entry in the restoration and rebuilding/remodeling services sectors are not significant and start-up costs are relatively low, so our competition may increase in the future.  New competitors may be able to launch new businesses similar to ours, and current competitors may replicate our business model, at a relatively low cost.  If competitors with significantly greater resources than ours decide to replicate our business model, they may be able to quickly gain recognition and acceptance of their business methods and products through marketing and promotion.  We may not have the resources to compete effectively with current or future competitors.  If we are unable to effectively compete, we will lose sales to our competitors and our revenues will decline.

Our failure to comply with federal and state environmental laws and regulations could result in fines or injunctions, which could materially impair the operation of our business.

Portions of our business are heavily regulated by federal, state and local environmental laws and regulations, including those promulgated under the Environmental Protection Agency.  These federal, state and local environmental laws and regulations govern the discharge of hazardous materials into the air and water, as well as the handling, storage, and disposal of hazardous materials and the remediation of contaminated sites.  Our businesses may involve working around and with volatile, toxic and hazardous substances and other regulated substances.  We may become liable under these federal, state and local laws and regulations for the improper characterization, handling or disposal of hazardous or other regulated substances.  We may become subject to claims for personal injury or property damage related to accidents, spills, and exposure to hazardous substances that are related to our business.  It is possible that some of our operations could become subject to an injunction which would impede or even prevent us from operating that portion of our business.  Any significant environmental claim or injunction could have a material adverse impact on our financial condition.  Additionally, environmental regulations and laws are constantly changing, and changes in those laws and regulations could significantly increase our compliance costs and divert our human and other resources from revenue-generating activities.

The failure to obtain and maintain required governmental licenses, permits and approvals could have a substantial adverse effect on our operations.

We must obtain and maintain various federal, state and local governmental licenses, permits and approvals in order to provide our services.  We may not be successful in obtaining or maintaining any necessary license, permit or approval.  Further, as we seek to expand our operations into new markets, regulatory and licensing requirements may delay our entry into new markets, or make entry into new markets cost-prohibitive.  We cannot assure you that we will be able to obtain or, once obtained, maintain our licenses or registrations in any states where we are required to be licensed or registered to operate our business.  Our activities in states where necessary licenses or registrations are not available could be curtailed pending processing of an application, and we may be required to cease operating in states where we do not have valid licenses or registrations.  We could also become subject to civil or criminal penalties for operating without required licenses or registrations.  These costs may be substantial and may materially impair our prospects, business, financial condition and results of operation.

If we fail to maintain adequate insurance, our financial results could be negatively impacted.

We carry standard general liability insurance in amounts determined to be reasonable by our management.  We are also covered through standard worker's compensation insurance against claims by our employees for injuries and other conditions contracted while on the job.  Although we believe we are adequately insured, if we fail to adequately assess our insurance needs or if a significant amount of claims are made by workers or others, there can be no assurance that the amount of such claims will not exceed our available insurance, resulting in a material negative impact on our financial results.  This could have an adverse impact on the price of our common stock.

We are heavily dependent on our senior management, and a loss of a member of our senior management team could cause our stock price to suffer.

If we lose members of our senior management, we may not be able to find appropriate replacements on a timely basis, and our business could be adversely affected.  Our existing operations and continued future development depend to a significant extent upon the performance and active participation of certain key individuals, including primarily our Chief Executive Officer.  We cannot guarantee that we will be successful in retaining the services of these or other key personnel.  If we were to lose any of these individuals, we may not be able to find appropriate replacements on a timely basis and our financial condition and results of operations could be materially adversely affected.

Our inability to hire, train and retain qualified employees could cause our financial condition to suffer.

The success of our business is highly dependent upon our ability to hire, train and retain qualified employees.  We face competition from other employers for laborers, and the availability of labor is limited, particularly in areas serviced by our restoration services.  We must offer a competitive employment package in order to hire and retain employees, and any increase in competition for labor may require us to increase wages or benefits in order to maintain a sufficient work force, resulting in higher operation costs.  Additionally, we must successfully train our employees in order to provide high quality services.  In the event of high turnover or a labor shortage, we may experience difficulty in providing consistent high-quality services.  These factors could adversely affect our results of operations.

The issuance of shares upon conversion of the Series A Convertible Preferred Stock and exercise of outstanding Series A, Series B and Series J Warrants issued to the investor may cause immediate and substantial dilution to our existing stockholders.

The issuance of shares upon conversion of the Series A Preferred Stock and exercise of warrants may result in substantial dilution to the interests of other stockholders since the investor may ultimately convert and sell the full amount issuable on conversion. Although the investor may not convert their Series A Preferred Stock if such conversion would cause them to own more than 9.99% of the Company’s outstanding common stock, this restriction does not prevent the investor from converting and/or exercising some of their holdings and then converting the rest of their holdings. In this way, the investor could sell more than their limit while never holding more than this limit.

SPECIFIC RISKS RELATING TO OUR COMMON STOCK

We have not paid dividends in the past and do not expect to pay dividends in the future. Any return on investment may be limited to the value of our common stock

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if its stock price appreciates.

There is a limited market for our common stock which may make it more difficult to dispose of your stock.

Our common stock is currently quoted on the Over the Counter Bulletin Board under the symbol "KSSH". There is a limited trading market for our common stock. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.

A sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. These sales also may make it more difficult for the Company to sell equity or equity-related securities in the future at a time and price that the Company deems reasonable or appropriate. Stockholders who have been issued shares in the Acquisition will be able to sell their shares pursuant to Rule 144 under the Securities Act of 1933, beginning one year after the stockholders acquired their shares.

Our common stock is subject to the "Penny Stock" rules of the SEC and the trading market in our securities is limited, which makes transaction in our stock cumbersome and may reduce the value of an investment in our stock.

The SEC has adopted Rule 3a51-1 which establishes the definition of a "penny stock," for the purposes relevant to us, is any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and,
•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and
•
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and,
•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

PART I
ITEM 2. DESCRIPTION OF PROPERTY.

Our Corporate Headquarters are located in Sarasota, Florida. Our Construction Services Operations are located in Bradenton, Florida.

•
Sarasota Facility: We lease our Sarasota, Florida Facility (5,964 square feet) under a non-cancelable operating lease with a remaining term of approximately five years. Our annual lease obligations under this lease are $156,878, $163,260, $169,109, $176,022 and $166,712 for each year in the five-year period ending September 30, 2012.

•	Bradenton Facility: We lease our Bradenton, Florida facility (2,030 square feet) on a month-to-month basis with a monthly rent payment of $3,940.

Our Manufactured Products Operations are located in Yakima, Washington. We own four facilities that are used for manufacturing, warehousing and administration. Information about these facilities is as follows:

Address	Date Purchased	Square Feet	Purchase Price	Est. Market Value
602 W. Valley Mall Blvd. (1)	May 1987	21,600	$468,000	$950,000
604 W. Valley Mall Blvd. (1)	March 1988	7,500	$220,000	$550,000
3711 S. 1st Street	July 1976	6,822	$82,000	$172,000
506 W. Valley Mall Blvd. (2)	July 2007	7,200	$389,257	$389,257

(1)	On March 2, 2007, we entered into a face value, $1,255,500, ten-year, adjustable rate mortgage note payable which is secured by the 602 and 604 W. Valley Mall Blvd properties.

(2)	The 506 W. Valley manufacturing facility secures a ten-year mortgage with a face value of $308,000.

On July 30, 2007, we entered into a purchase agreement for the purchase of 13,000 square feet of unimproved land with 7,200 square feet of office space adjacent to our 604 W. Valley Mall Blvd. Location. This purchase facilitates expansion of our manufacturing capability at that location. We otherwise believe that our current facilities are sufficient for our current operating levels and projected growth in the near term. We have no material commitments to purchase other property or equipment.

PART I
ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business.

We are currently not aware of any legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results. We define material as equal to or greater than 10% of our current assets for these purposes.

PART I
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURTIY HOLDERS.

NONE.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information:

Our common stock is traded on the OTC Bulletin Board, referred to herein as the OTCBB, under the symbol “KSSH”. The high and low trades for our shares for each quarter were:

Quarterly period ended:	High	Low
September 30, 2007	$1.00	$0.26
June 30, 2007	$0.23	$0.12
March 31, 2007	NA	NA
December 31, 2006	NA	NA

Holders:

As of September 30, 2007, there were approximately 79 holders of record of our common stock. This number excludes individual stockholders holding stock under nominee security position listings.

Dividends:

We have never paid cash dividends and have no plans to do so in the foreseeable future. Our future dividend policy will be determined by our board of directors and will depend upon a number of factors, including our financial condition and performance, our cash needs and expansion plans, income tax consequences, and the restrictions that applicable laws and our credit arrangements then impose.

Securities authorized for issuance under equity compensation plans:

The following table sets forth information about shares of the Company’s common stock that may be issued upon the exercise of options granted to employees and/or consultants:

Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plan
Security Holder Approved	-	-	-

Security Holder Not Approved	10,537,871.52		2,092,498

Recent Sales of Unregistered Securities

On August 16, 2007, we entered into a Securities Purchase Agreement with the Marie Baier Foundation (the “Foundation”), pursuant to which we issued a convertible promissory note in the principal amount of $350,000 (the “Foundation Note”). The Foundation Note bears interest at 7.36%, matures one year from the date of issuance and is convertible into our common stock, at the Foundation’s option, at a conversion price of $0.48 per share (the trading market on that date was $0.30). The Foundation converted the note with interest for 733,725 shares of common stock on September 26, 2007.

PART II
ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

Our Management’s Discussion and Analysis should be read in conjunction with our consolidated financial statements included in Item 7, herein.

Kesselring Holding Corporation (formerly known as Offline Consulting, Inc. the “Company”) was organized as a Delaware Corporation on April 11, 2006. Following our acquisition of the Kesselring Corporation, on May 18, 2007 (more fully discussed in this Item, below), we are engaged in (i) restoration services, principally to commercial property owners, (ii) the manufacture and sale of cabinetry and remodeling products, principally to contractors and (iii) multifamily and commercial remodeling and building services on customer-owned properties. Our business segments consist of (i) Construction Services (building and restoration services), and (ii) Manufactured Products. See Item 1(b) – Business of Issuer. We apply the “management approach” to the identification of our reportable operating segments as provided in Financial Accounting Standard No. 131 Disclosures about Segments of an Enterprise and Related Information. This approach requires us to report our segment information based on how our chief decision making officer internally evaluates our operating performance. As more fully discussed in Note 14 to our Consolidated Financial Statements included in Item 7 and Item 1(b), herein, our business segments consist of (i) Construction Services (building and restoration services), and (ii) Manufactured Products. Our building and restoration services are conducted in the State of Florida and principally serve the West Central Florida Area. Our Manufactured Products manufacturing facilities are located in the State of Washington and serve principally contractors in the Northwestern United States.

On May 18, 2007, we acquired Kesselring Corporation, a Florida Corporation (“Kesselring Florida”) pursuant to a Share Exchange Agreement (the “Exchange Agreement”). The Exchange Agreement provided for, among other things, the exchange of Kesselring Florida’s 26,773,800 outstanding common shares (representing 99.9% of their common shares) for 26,796,186 (or 80.28%) of our common shares. Considering that Kesselring Florida’s shareholders control the majority of the Company’s outstanding voting common stock, its management has actual operational control and Offline effectively succeeded its otherwise minimal operations to its operations, Kesselring Florida was considered the accounting acquirer in this reverse-merger transaction. A reverse-merger transaction is considered, and accounted for, as a capital transaction in substance. It is equivalent to the issuance of Kesselring Florida’s common stock for the net monetary assets of Offline, accompanied by a recapitalization. On the date of the merger, Offline had no assets and no liabilities. Financial statements included in Item 7 and other information presented herein reflect the consolidated assets and liabilities and operations of Kesselring Florida, giving effect to the recapitalization, as if it had been the Issuer during the periods presented.

On June 29, 2007, our Board of Directors and stockholders approved a 19.5 for one forward stock split of our issued and outstanding stock and a reduction in our authorized shares from 700,000,000 to 200,000,000, each of which were effective on July 8, 2007. All share and per share information has been restated to give effect to the forward split for all periods presented.

Growth Strategy

We believe that opportunities exist to roll up small, privately-owned businesses in the segments that we operate within. As of this date, we have completed the acquisitions listed below. Further acquisitions are dependent upon our ability to identify acquisition targets, negotiate terms that are favorable to the Company and, if necessary, acquire the necessary financing to complete the acquisition. There can be no assurances that we will be able to achieve these conditions necessary to complete acquisitions.

On January 14, 2005, Kesselring Florida acquired the outstanding common stock of Kesselring Restoration for cash consideration of $80,000 and notes payable of $50,000; accordingly, our purchase price amounted to $130,000. We made this purchase for the purpose of commencing our Restoration Services business. The acquisition of Kesselring Restoration Corporation, Inc. was accounted for using the purchase method of accounting. Accordingly, the purchase price, plus the fair values of assumed liabilities, was allocated to the tangible and intangible assets acquired based upon their respective fair values. Since the fair values of the tangible and intangible assets acquired exceeded the purchase price, the fair values of long-lived assets acquired, including identifiable intangible assets, were reduced to zero and the excess of $12,504 was recorded as an extraordinary gain during the period the acquisition occurred. The operations of Kesselring Restoration Corporation, Inc. are included in our consolidated financial statements commencing on the date of this acquisition.

On March 10, 2005, Kesselring Florida acquired the outstanding common stock of TBS Constructors, Inc. (“TBS”) for cash consideration of $10,000. We currently operate this subsidiary under the name Coastal Construction. We made this purchase principally for the purpose of engaging TBS’s then owner as our President, and entering into the residential home construction and remodeling business. The acquisition of TBS was accounted for using the purchase method of accounting. Accordingly, the purchase price, plus the fair values of assumed liabilities was allocated to the tangible and intangible assets acquired based upon their respective fair values. The operations of TBS Constructors, Inc. are included in our consolidated financial statements commencing on the date of this acquisition.

On July 1, 2006, Kesselring Florida acquired the outstanding common stock of the individual companies comprising the King Group for 7,446,218 shares of our common stock; face value $700,000 of notes payable, due December 31, 2006; and, up to $150,000 for certain direct, purchase-related reimbursements that were probable of payment at the time of the purchase. The King Group comprised individual companies that were under common shareholder control at the time of our purchase. We purchased the King Group for the purpose of commencing our Manufactured Products business. The common shares that we issued had a fair value of $1,680,723 on the acquisition date based upon a valuation of the share values using the Income Approach; accordingly, our purchase price amounted to $2,530,723. Our acquisition of the King Group was accounted for using the purchase method of accounting. Accordingly, the purchase price, noted above, plus the fair values of assumed liabilities, was allocated to the tangible and intangible assets acquired based upon their respective fair values. The operations of the King Group are included in our consolidated financial statements commencing on the date of this acquisition. In addition, given that the King Group was a material acquisition, we have included is prior financial statements in Item 7, herein, for the period immediately preceding our acquisition.

Sensitive Accounting Estimates

The financial information contained in our comparative results of operations and liquidity disclosures has been derived from our consolidated financial statements included in Item 7 herein. The preparation of those consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes. The following significant estimates have made in the preparation of our consolidated financial statements and should be considered when reading our Management’s Discussion and Analysis:

•
Contract revenue: Our revenue recognition policies require us to estimate our total contract costs and revise those estimates for changes in the facts and circumstances. These estimates consider all available information including pricing quotes provided by our vendors for materials, projections of our direct labor costs and our past experience in providing contract services. Estimates, by their nature are subjective. Actual results could differ.

•
Intangible assets: Our intangible assets require us to make subjective estimates about our future operations and cash flows so that we can evaluate the recoverability of such assets. These estimates consider available information and market indicators including our operational history, our expected contract performance, and changes in the industries that we serve.

•
Share-based payment arrangements: The Black-Scholes-Merton valuation model that we use to value share-indexed contracts, such as warrants and options, requires that certain assumptions be made when calculating the compensation expense related to stock options. Of these assumptions, a volatility factor is required as part of the calculation. Due to the lack of significant stock history, the volatility of comparable companies (“peers”) was analyzed to determine the appropriate rate to be used in the calculation.

•
Common stock valuation: Estimating the fair value of our common stock is necessary in the preparation of computations related to share-based payments and financing transactions. We believe that the most appropriate and reliable basis for common stock value is trading market prices in an active market. Prior to May 31, 2007, we utilized the income approach to enterprise valuation coupled with our common shares outstanding to estimate the fair value of our common stock per share. The income approach requires us to develop subjective estimates about our future operating performance and cash flows. It also requires us to develop estimates related to the discount rate necessary to discount future cash flows. As with any estimates, actual results could be different. On May 31, 2007, some of our common stock became publicly traded under our newly acquired trading symbol. We continue to review and evaluate trading activity to determine whether such activity provides a reliable basis upon which to value our common stock. Commencing with our quarterly financial statements after May 31, 2007, we began using trading market information in the fair value of our per share common stock price.

As of September 30, 2007, there have been no material additions to our critical accounting policies and there have been no changes in the application of existing accounting principles.

Results of Operations for the Year Ended September 30, 2007, compared to the Year Ended September 30, 2006

Revenues: Our consolidated revenues increased $4,845,340, or 66%, to $12,175,195 in 2007 compared to $7,329,855 for the prior year.

Manufactured Products Segment: Revenues from our Manufactured Products Segment increased $5,325,630 in 2007 to $7,063,190, compared to $1,737,560 in the prior year. This increase is largely attributable to inclusion of the King Group, acquired on July 1, 2006, in our operations for the current fiscal year. In the prior year, the King Group was only included in our operations for the fourth fiscal quarter.

Construction Services Segment: Revenues from our Construction Services Segment decreased $480,290 or 9% to $5,112,005 in 2007, compared to $5,592,295 in the prior year. The following table illustrates the revenue comparison for our homebuilding and renovation construction services:

	2007	2006
Homebuilding	$3,043,034	$3,824,713
Restoration	2,068,971	1,767,582
	$5,112,005	$5,592,295

We had five homes under construction in fiscal 2007, two are complete and three are over 80% complete as of September 30, 2007. All of these homes were contracted for during 2005 and 2006. We did not contract to build any new homes during 2007 and we are currently planning to scale down these operations and focus on the growth of restoration services. However, we are not currently planning to exit homebuilding services. The increase in our restoration services resulted principally from the shift of emphasis from homebuilding to restoration services.

Cost of Revenues and Margins: Our consolidated cost of revenues increased $3,967,814 or 68% to $9,794,083 in 2007, compared to $5,826,269 in the prior year. Our consolidated gross profit increased $877,526 or 58% to $2,381,112 in 2007, compared to $1,503,586 in the prior year.

Manufactured Products Segment: Cost of revenues in our Manufactured Products Segment increased $4,426,466 to $5,764,472 in 2007, compared to $1,335,006 in the prior year. This increase is largely attributable to inclusion of the King Group, acquired on July 1, 2006, in our operations for the entire fiscal year. As previously mentioned, in the prior year, the King Group was only included in our operations for the fourth fiscal quarter. Our overall gross profit percentage decreased to 18% in 2007, compared to 23% in 2006, principally due to higher competition that has resulted in reduced pricing.

Construction Services Segment: Cost of revenues arising from our Construction Services Segment decreased $461,652 or 10% to $4,029,611 in 2007, compared to $4,491,263 in the prior year. The following table illustrates the cost of revenues comparison for our homebuilding and restoration construction services:

	2007	2006
Homebuilding	$2,664,626	$3,588,578
Restoration	1,364,985	902,685
	$4,029,611	$4,491,263

Our homebuilding services experienced an increased gross profit percentage to 12% in 2007, compared to 6% in 2006. The higher gross profit percentage in 2007 reflects better than anticipated labor costs. Our restoration services experienced a decreased gross profit percentage to 34% from 49% in 2006. The lower gross profit is attributable to an increase in competition as the builders in new construction markets have repositioned themselves into the restoration market as a result of the declining economic conditions in the West Central Florida Area, which are currently being experienced across the United States.

Salaries and Benefits Expenses: Our salaries and benefits expense increased $946,657 or 97% to $1,926,983 in 2007, compared to $980,326 in the prior year. The increase resulted from (i) our acquisition of the King Group, and (ii) the increase in average head count during 2007.

Our salaries and benefits expense in 2007 includes $340,834 of compensation arising from share-based payment arrangements, compared to $360,375 in 2006. We have entered into employment contracts subsequent to our recent fiscal year end that include share-based awards. In addition, as we grow our business, we may use share-based payment arrangements to compensate and motivate our employees. Accordingly, share-based payments and the associated expense may increase in future periods.

Subsequent to our recent fiscal year end, we decreased our workforce principally involved in our  Construction Services Segment. These headcount reductions will result in lower compensation expense in future periods. However, as our operations grow and improve, we will add employees accordingly. In addition, a former officer of the company resigned on October 5, 2007. As a result, we will recognize $87,500 of severance in the first quarter of fiscal 2008. This severance will be paid over the first two quarters of fiscal 2008. We did not otherwise extend termination benefits to other employees who were dismissed.

Professional Fees: Our professional fees increased $1,520,085 to $1,737,795 in 2007, compared to $217,710 in the prior year. This increase was due to increased legal, audit and consulting fees that were necessary to (i) prepare financial statements for the fiscal years ended September 30, 2006 and 2005, (ii) prepare filings to report financial and other information about our merger and (iii) provide the necessary consultancy support traditionally required by a publicly-traded company. We paid $152,143 of our professional fees in 2007 under share-based arrangements. We record share-based payments at fair values. We do not anticipate incurring professional fees of this magnitude in future periods.

Consulting Fees, Related Parties: Our consulting fees, related parties, decreased $139,796 to $429,189 in 2007, compared to $568,985 in the prior year. In the prior year, the consulting fees were paid entirely under share-based payment arrangements. We record share-based payments at fair value. Consulting fees, related parties, were paid in cash during 2007. Consulting fees, related parties, related to the services in connection with the merger and the going-public decision. We do not anticipate incurring consulting fees, related parties, at this level in future periods.

Rent and Occupancy: We rent the facilities used for our Corporate Headquarters and our Construction Services Segment under operating leases. We own the facilities used for our Manufactured Products Segment and, accordingly, rent and occupancy costs for that segment are minimal. Our rent and occupancy expense increased $165,771 to $229,197 in 2007, compared to $63,426 in the prior year. This increase is largely attributable to inclusion of the King Group, acquired on July 1, 2006, in our operations for the current fiscal year. Previously, we combined our corporate and construction services activities at one facility. Our rent and occupancy costs will increase in future periods as our operating statements reflect the continuation of our corporate headquarter lease.

Repair and Maintenance: Our repair and maintenance expense increased $160,807 to $200,270 in 2007, compared to $39,463 in the prior year. This increase was due to the inclusion of the King Group in our operations for the entire fiscal year.

Depreciation and Amortization: Depreciation and amortization net of amounts included in cost of sales, increased $34,855 or 26% to $167,182 in 2007 compared to $132,327 in the prior year. This increase was primarily due to (i) the purchase of the King Group which included three buildings and manufacturing equipment (ii) the amortization of intangibles that arose from our business acquisitions, and (iii) the purchase of additional equipment needed for the increase in demand for the Manufactured Product Segment.

Other Operating Expenses: Other operating expenses increased $746,227 to $803,870 in 2007 compared to $57,393 in the prior year. This increase is primarily due to (i) the purchase of the King Group of Companies, (ii) advertising campaigns resulting in approximately $114,000 of additional costs, and (iii) recognition of approximately $100,000 in additional bad debts arising from homebuilding services.

Interest Expense: Our interest expense increased from $33,239 in 2006 to $107,715 in 2007 due to increased average borrowings. During our current fiscal year we generated proceeds from the issuance of interest-bearing debt in the amount of $2,431,200. We paid debt in the amount of $1,651,413 during the same year. Considering that a large balance of our new indebtedness arose late in the year (i.e. during the June to August timeframe) we expect our average outstanding balances to increase, which, in turn, will result in an increase in interest expense. In addition, we are amortizing approximately $55,000 in deferred financing costs over the terms of our loans with charges to interest expense. These charges will continue while balances are outstanding.

Interest Income: We received $1,265 and $5,799 in interest income in 2006 and 2007, respectively. The increase in interest income was a result of higher average deposited balances. Currently, cash is being used in operating activities and, accordingly, interest income is expected to decline during fiscal 2008.

Income Tax Benefit: We recorded an income tax benefit of $254,829 during the year ended September 30, 2007 compared to $221,728 in 2006. We recognize income tax benefits from net operating losses only in instances where future revenue sources, as outlined in Statements on Financial Accounting Standards No. 109 Accounting for Income Taxes, are present. During each period, we recognized the benefits against future reversing temporary differences; that is, deferred tax credits. During the year ended September 30, 2007, we exhausted all future income sources and, accordingly, do not expect to record income tax benefits in our next fiscal year.

Loss Applicable to Common Stockholders: Loss applicable to common stockholders amounting to ($4,585,725) represents our net loss of ($3,106,621) less preferred stock dividends and accretions of ($1,479,104). Our preferred stock dividends and accretion arose in connection with our Series A Preferred Stock and Warrant Sale in May of 2007. In connection with this financing transaction, we recorded a deemed dividend to the benefit of the preferred stockholders in the amount of $1,429,104. See the discussion of this accounting under our Liquidity and Capital Resources section, below. We do not anticipate any further deemed dividends on this financial instrument. However, the financial instrument has a cumulative dividend feature and those dividends, declared or undeclared, will continue to be reflected in our loss applicable to common shareholders until the preferred shares are converted, if ever. We have not declared dividends on the Series A Preferred Stock. However, for purposes of computing our net loss per common share, we are required to include dividends in arrearage that amounts to $50,000.

Loss Per Common Share: Our loss per common share increased from ($0.02) in 2006 to ($0.14) in 2007. The increase in the loss per common share is attributable to (i) our increased net loss during 2007 coupled with (ii) the preferred stock dividends and accretions that are required to be reflected as reductions to our net loss solely for this computation. Our diluted loss per common share does not include the effects of (i) our Convertible Series A Preferred Stock, (ii) warrants and (iii) employee stock options, because the effects of these financial instruments on our diluted loss per share is anti-dilutive. The following table illustrates the number of indexed shares in each of these categories:

Indexed Shares
Series A Preferred Stock	3,091,966
Warrants	10,291,671
Stock Options	240,200
Total share indexed to financial instruments	13,629,837

We apply the Treasury Stock Method to compute the dilutive effects of options and warrants. We apply the If-Converted Method to compute the dilutive effects of convertible securities, such as the Series A Preferred Stock. In future periods, these financial instruments may have a dilutive effect on our loss per common share and, accordingly, may be included in the computation at that time.

Liquidity and Capital Resources

As reflected in our consolidated financial statements, we have incurred losses of ($3,106,621) and ($419,898) during the years ended September 30, 2007 and 2006, respectively. As discussed above, in the operating results comparison, our 2007 loss included, among other items, significant increases in salaries and benefits and professional fees that substantially depressed our operating income. In addition, our current working capital level of $613,551 is insufficient in our view to sustain our current levels of operations without substantial cost reductions and additional financing. During our most recent fiscal year ended September 30, 2007, our financing activities resulted in net cash proceeds of $2,459,787; we had anticipated approximately $1,500,000 more than this amount in order to execute our previously established strategic plan. However, the lower than expected funding coupled with significant operating expenses, associated principally with strategic decisions to enter the public market place, have largely exhausted our available reserves.

In response to these conditions, commencing in August 2007, our Board of Directors initiated the restructuring of our management, led by the replacement of our Chief Executive Officer. Our executive restructuring further included the reassignment of our Chief Operating Officer duties, the replacement of our Chief Financial Officer and President of our Contract Services Operations; and also included the replacement of certain highly-expensive outside financial consultants with an experienced and qualified Controller.

Led by our newly appointed CEO and supported by our Board of Directors, our restructured management team has developed a strategic plan to alleviate our liquidity shortfalls, curtail expenses and, ultimately, achieve profitability. Since August 2007, execution of this plan has included (i) the substantial reduction of our Florida-based headcount and the associated employment costs, (ii) the substantial curtailment of operating costs and expenses, principally in the area of outside consultants and professionals, (iii) the refocus of contracting work away (although, not completely) from less-profitable homebuilding activities to restoration and renovation contracting activities; and, (iv) the aggressive development of our manufactured products business. Management believes that further cost curtailment opportunities are present to provide for our continuity for a reasonable period. However, in addition to the restructuring of our current operations, we are currently evaluating certain substantial financing arrangements, performing due diligence procedures on certain acquisition candidates and carefully considering other strategic initiatives to bring the Company into a state of profitability and continued growth.

On May 18, 2007, we entered into a financing arrangement with Vision Opportunity Master Fund Ltd. (“Vision”) pursuant to which we sold various securities in consideration of an aggregate purchase price of $1,500,000 (the “Preferred Financing”). In connection with the Preferred Financing, we issued the following securities to Vision:

•	1,000,000 shares of Series A Preferred Stock (the “Series A Preferred”);
•	Series A Common Stock Purchase Warrants to purchase 3,091,959 shares of common stock at $.49 per share for a period of five years (“Series A Warrants”);
•	Series B Common Stock Purchase Warrants to purchase 3,091,959 shares of common stock at $.54 per share for a period of five years (“Series B Warrants”); and,
•
Series J Common Stock Purchase Warrants to purchase 3,091,959 shares of common stock at $.54 per share for a period of one year from the effective date of the registration statement (“Series J Warrants”).

The shares of Series A Preferred Stock are convertible, at any time at the option of the holder, into an aggregate of 3,091,959 shares of our common stock. Holders of the Series A Preferred Stock are entitled to receive, when declared by our board of directors, annual dividends of $0.12 per share of Series A Preferred Stock paid semi-annually on June 30 and December 31. Such dividends may be paid, at the election of the Company, either (i) in cash if legally able to do so, or (ii) in restricted shares of our common stock with piggyback registration rights.

In the event of any liquidation or winding up of our company, the holders of Series A Preferred Stock will be entitled to receive, in preference to holders of common stock, an amount equal to 115% of the original purchase price per share. There are no other net-cash settlement provisions embodied in the Series A Preferred Stock that are not within our control.

The Series A Warrants and the Series B Warrants are exercisable for five years at an exercise price of $0.49 and $0.54 per share, respectively. In the event that the shares of common stock underlying the Series A Warrants and the Series B Warrants are not registered by May 2009, then the Series A Warrants and the Series B Warrants are exercisable on a cashless basis; however, the provision is contractually defined to provide for an explicit limit on the number of common shares indexed to these warrants. The Series J Warrants are exercisable for one year from the date of the registration statement registering the shares of common stock underlying the Series J Warrants is declared effective at an exercise price of $.54 per share.

We granted the investor registration rights with respect to the Series A Preferred Stock and the warrants. We were required to file a registration statement within 60 days from closing and have such registration statement declared effective within 150 days from closing if the registration statement is not reviewed or, in the event that the registration statement is reviewed, within 180 days from closing. If we fail to have the Registration Statement filed or declared effective by the required dates, which is the case, the dividend rate associated with the Series A Preferred Stock, as applicable, is increased from 8% to 10%. Otherwise, there are no required cash payments (such as registration payments or penalties) that accrued to the benefit of the investors. Additionally, Vision has the right of first refusal on subsequent funding opportunities along with the right to reset the conversion price and exercise price associated with the Series A Preferred and the Warrants in the event that the purchase price for the subsequent funding rounds is less than the conversion price or the exercise price in the Preferred Financing.

On March 2, 2007, we entered into a face value, $1,255,500, ten-year, adjustable rate mortgage note payable which was and continues to be secured by real estate that we own in Yakima, Washington. See Item 2 for additional information about our real estate holdings.

On August 16, 2007, we entered into a Securities Purchase Agreement with the Marie Baier Foundation (the “Foundation”), pursuant to which we issued a convertible promissory note in the principal amount of $350,000 (the “Foundation Note”). The Foundation Note bears interest at 7.36%, matures one year from the date of issuance and is convertible into our common stock, at the Foundation’s option, at a conversion price of $0.48 per share (the trading market on that date was $0.30). The Foundation converted the note with interest for 733,725 shares of common stock on September 26, 2007.

In October, November and December 2007, certain members of our Board of Directors, or organizations with which they are affiliated, funded an aggregate $600,000 to us pursuant to notes payable. These notes bear interest at 7.0% and mature as follows: April18, 2009 – $250,000; April 23, 2009 - $50,000; May 6, 2009 - $25,000; May 8, 2009 - $25,000 and June 13, 2009 – $250,000.

Ultimately, the Company’s ability to continue for a reasonable period is dependent upon management’s continued successful reduction of costs and expenses to a level that our current operations can support and obtaining additional financing to augment our working capital requirements and support our acquisition plans. There can be no assurance that management will be successful in achieving sufficient cost reductions or obtain additional financing under terms and conditions that are suitable.

For further analysis, we are providing information on the cash flows associated with our financial activities as follows:

Operating Activities

Net cash used in operating activities was $2,167,616 for the year ended September 30, 2007 as compared to net cash provided by operating activities of $290,798 for the year ended September 30, 2006. The principle reason for the change was the Net Loss increased from $419,898 in fiscal year ended September 30, 2006 to $3,106,621 in fiscal year ended September 30, 2007. Our non-cash operating expense in 2007 included $515,478 of share-based payments, $262,621 in depreciation and amortization, $101,227 in bad debts, and a deferred tax benefit of ($254,829). Comparable amounts in 2006 were $929,175, $170,790, $-0-, and ($221,728), respectively. Share-based payments in 2006 reflected significant compensation to employees and related party consultant. Our 2007 performance did not merit compensation at 2006 levels. We intend to continue to use share-based payment arrangements to compensate our employees, which will reduce operating cash outflows. Depreciation increased largely due to our purchase in 2006 of the King Group. We experienced bad debts in our Construction Services Segment as a result of customer disputes in 2007. Otherwise, we have not experienced significant bad debts. Our non-cash tax benefit from net losses was limited to ($254,829) under current accounting standards. We will not recognize further tax benefits from net losses until we generate taxable income.

Investing Activities

Capital expenditures were $682,911 in fiscal year ended September 30, 2007 and $66,592 in fiscal year ended September 30, 2006. The increase was substantially due to the acquisition of adjacent land and an associated building at our Washington manufacturing facility. We currently have no material commitments for the purchase of property and equipment.

Financing Activities

During our year ended September 30, 2007, we generated cash from (i) the sale of preferred stock and warrants for net proceeds of $1,190,000, (ii) the sale of a convertible promissory note for net proceeds of $350,000, (iii) the sale of common stock for net proceeds of $490,000; and (iii) the issuance of a mortgage note payable for $1,255,500 that is secured by a portion of our real estate. During the year ended September 30, 2007, we repaid $1,651,413 of notes payable, including $700,000 of acquisition indebtedness that arose in connection with our acquisition of the King Companies. Following is information about our new financing activities:

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

The Series A Preferred Stock was evaluated under Statements of Financial Accounting Standards No. 150 Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“FAS150”) and Statements on Financial Accounting Standards No. 133 Accounting for Derivative Financial Instruments and Hedging Activities (“FAS133”). Since the Series A Preferred Stock is not mandatorily redeemable and there are no conditions that would give rise to an unconditional cash-settlement obligation, we concluded that they were not within the scope of FAS150. In evaluating the Series A Preferred Stock under the context of FAS133, we first concluded that, for purposes of evaluating the classification of the embedded conversion option and certain other features, its terms and conditions and features were more akin to equity; specifically, a perpetual preferred equity security. In performing this evaluation we considered many of the terms and conditions in the Certificate of Designation, including the voting rights and dividend rights afforded the Series A Preferred Stock holders. As such, we concluded that the embedded features that principally embodied risks of equity (e.g. the conversion option) were clearly and closely related to the host contract and that bifurcation and liability classification was not required. Finally, we considered classification of the Series A Preferred Stock under the guidance of EITF D-98 Classification and Measurement of Redeemable Securities. This standard provides that provisions for net-cash settlement under circumstances that are not within the control of management would be precluded from classification in stockholders’ equity. As previously mentioned, there are no such terms that could result in net-cash settlement for matters that are not within our control. Accordingly, we have classified the Series A Preferred Stock in our stockholders’ equity.

In addition to the evaluation that we performed on the Series A Preferred Stock, we also evaluated the warrants issued therewith (both financing and placement agent warrants) against the criteria for classification in stockholders’ equity specified in EITF 00-19, Accounting for Derivative Financial Instruments that are Indexed to, and Potentially Settled in, a Company’s Own Stock (EITF 00-19), as amended by FSP EITF 00-19-2 Accounting for Registration Payment Arrangements. EITF 00-19 provides for eight conditions that freestanding derivative financial instruments must achieve in order to be classified in stockholders’ equity; this test is required to be performed at the inception of the freestanding derivative and at each reporting period until settlement thereof. The conditions generally provide for an evaluation of whether a company has sufficient authorized shares to settle all of its financial instruments, whether it is able to settle in unregistered shares (since registration activities are presumed not to be within a company’s control) and whether terms of the derivative afford the holder either rights similar to those of a creditor or are materially greater than the rights of a holder of the underlying common shares. Based upon our analysis of these conditions, we concluded that classification in stockholder’s equity of the warrants was appropriate. Significant considerations in drawing this conclusion were (i) certain registration rights afforded the warrant holder, discussed in the next paragraph, provided for economic alternatives in the event that we were unable to settle with registered shares, (ii) we have sufficient authorized and unissued shares to settle the warrants and all of our other share-indexed financial contracts and (iii) certain cash-less exercise provisions only in the A and B warrants are structured to limit the number of shares issuable upon exercise of that provision to a number of shares below the number of shares indexed to the warrants.

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

Sale of Convertible Promissory Note:

On August 16, 2007, we entered into a Securities Purchase Agreement with the Marie Baier Foundation (the “Foundation”), pursuant to which we issued a convertible promissory note in the principal amount of $350,000 (the “Foundation Note”). The Foundation Note bears interest at 7.36%, matures one year from the date of issuance and is convertible into our common stock, at the Foundation’s option, at a conversion price of $0.48 per share (the trading market on that date was $0.30).

We evaluated the Foundation Note on the date of its issuance under Statements on Financial Accounting Standards No. 133 Accounting for Derivative Financial Instruments and Hedging Activities for embedded terms and features that may require separate recognition as derivative liabilities. While the contracts included such features, including the embedded conversion feature, none required bifurcation. The embedded conversion feature, in fact, met the Conventional Convertible exemption because the conversion price was fixed and there were no other conditions that would result in variability in the number of shares issued to settle the contract. In addition, the conversion feature did not embody a beneficial conversion feature, which would generally result in a portion of the proceeds being allocated to stockholders’ equity.

The Foundation converted the note with interest for 733,725 shares of common stock on September 26, 2007. Since the conversion was effected under the terms of the convertible promissory note, without adjustment or inducement, we treated the conversion as a reclassification of the carrying value to stockholders’ equity under the context provided in Accounting Principles Board Opinion No. 26 Early Extinguishment of Debt and related interpretations.

Subsequent financings:

In October, November and December 2007, certain members of our Board of Directors, or organizations with which they are affiliated, funded an aggregate $600,000 to us pursuant to notes payable. These notes bear interest at 7.0% and mature as follows: April18, 2009 – $250,000; April 23, 2009 - $50,000; May 6, 2009 - $25,000; May 8, 2009 - $25,000 and June 13, 2009 – $250,000.

Off-balance Sheet Arrangements

We operate certain facilities under operating leases, as follows:

We entered into a three-year operating lease for 2,030 square feet of office space in Sarasota, Florida. Non-cancelable annual lease payments for each year ending September 30 are as follows: 2008--$28,816; 2009--$29,825; and, 2010--$25,575.

On August 31, 2007, we entered into an operating lease for 5,964 square feet of office space in Sarasota, Florida. Non-cancelable annual lease payments for each year ending September 30 are as follows: 2008--$156,878; 2009--$163,260; 2010--$169,109; 2011--$176,022; and, 2012--$166,712.

PART II
ITEM 7. FINANCIAL STATEMENTS

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2007 AND 2006

KESSELRING HOLDING CORPORATION (ISSUER FINANCIALS)	Page
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets at September 30, 2007 and 2006	F-2
Consolidated Statements of Operations for the Years Ended September 30, 2007 and 2006	F-3
Consolidated Statements of Stockholders’ Equity for the Years Ended September 30, 2007 and 2006	F-4 - F-5
Consolidated Statements of Cash Flows for the Years Ended September 30, 2007 and 2006	F-6
Notes to Consolidated Financial Statements	F-7- F-34

KING COMPANIES (ACQUIRED COMPANY FINANCIALS)
Report of Independent Certified Public Accountants	F-35
Combined Statements of Operations for the Nine-Months Ended June 30, 2006 and Year Ended September 30, 2005	F-36
Combined Statements of Cash Flows for the Nine-Months Ended June 30, 2006 and Year Ended September 30, 2005	F-37
Notes to Combined Financial Statements	F-38 - F-43

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Kesselring Holding Corporation

We have audited the accompanying consolidated balance sheets of Kesselring Holding Corporation and Subsidiaries (the “Company”) as of September 30, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kesselring Holding Corporation and Subsidiaries as of September 30, 2007 and 2006 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As more fully discussed in Note 1 to the consolidated financial statements, the Company has experienced recurring losses and management does not believe that working capital is sufficient to maintain operations at their current levels. These conditions raise substantial doubt surrounding the Company’s ability to continue as a going concern. Management’s plans are also included in Note 1. The consolidated financial statements do not include any adjustments that may arise from this uncertainty.

/s/ Lougheed & Company, L.L.C.

Tampa, Florida
December 14, 2007

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2007 AND 2006

	2007	2006
Assets
Current assets:
Cash and cash equivalents	$159,744	$550,482
Accounts receivable, net allowances	1,311,833	1,763,501
Inventories	580,203	479,560
Costs and estimated earnings in excess of billings
on uncompleted contracts	132,435	129,465
Other current assets	141,669	93,619
Total current assets	2,325,884	3,016,627

Property and equipment, net	2,643,835	2,167,851
Intangible assets, net	24,499	81,780
Other assets	55,095	-
Total assets	$5,049,313	$5,266,258

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$1,488,155	$1,189,650
Billings in excess of costs and estimated earnings on
uncompleted contracts	192,932	319,384
Current maturities of notes payable	31,246	199,511
Current maturities of notes payable-related parties	-	929,524
Deferred income taxes	-	254,829
	1,712,333	2,892,898
Notes payable	1,543,435	20,859
	3,255,768	2,913,757
Commitments (Note 13)	-	-
Stockholders' equity:
Preferred stock, $0.0001 par value, 20,000,000 shares
authorized; 1,000,000 shares designated Series A
Preferred; 1,000,000 issued and outstanding	1,500,000	-
Common stock, $0.0001 par value, 200,000,000 shares
authorized; 35,507,665 and 25,329,800 shares issued
and outstanding, respectively	3,551	2,533
Additional paid-in capital	3,984,152	2,937,505
Accumulated deficit	(3,694,158)	(587,537)
Total stockholders' equity	1,793,545	2,352,501
Total liabilities and stockholders' equtiy	$5,049,313	$5,266,258

See accompanying notes.

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 2007 AND 2006

	2007	2006
Revenues:
Product sales	$7,063,190	$1,737,560
Construction services	5,112,005	5,592,295
	12,175,195	7,329,855
Cost of revenues:
Product sales	5,764,472	1,335,006
Construction services	4,029,611	4,491,263
	9,794,083	5,826,269
Gross profit	2,381,112	1,503,586
Operating expenses:
Salaries and benefits	1,926,983	980,326
Professional fees	1,737,795	217,710
Consulting fees, related parties	429,189	568,985
Rent and occupancy costs	229,197	63,426
Repairs and maintenance	200,270	39,463
Depreciation and amortization	167,182	132,327
Transportation costs	155,602	49,993
Other operating expenses	803,670	57,393
	5,649,888	2,109,623
Loss from operations	(3,268,776)	(606,037)
Other income (expense):
Interest expense	(107,715)	(33,239)
Other income (expense), net	9,242	(3,615)
Interest income	5,799	1,265
	(92,674)	(35,589)
Loss before income taxes	(3,361,450)	(641,626)
Income tax benefit	254,829	221,728
Net loss	$(3,106,621)	$(419,898)

Loss applicable to common stockholders:
Net loss	$(3,106,621)	$(419,898)
Preferred stock dividends and accretions	(1,479,104)	-
Loss applicable to common stockholders	$(4,585,725)	$(419,898)

Loss per common share, basic and diluted	$(0.14)	$(0.02)

Weighted average common shares, basic and diluted	33,477,552	23,321,954

See accompanying notes.

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED SEPTEMBER 30, 2007 AND 2006

	Preferred	Stock	Common	Stock	Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances at October 1, 2006	-	$-	25,329,800	$254	$2,939,784	$(587,537)	$2,352,501
Sale of common stock			1,400,000	14	489,986	-	490,000
Common stock issued to consultants for services			44,000	0	22,000	-	22,000
			26,773,800	268	3,451,770	(587,537)	2,864,501
Recapitalization:
Cancellation of accounting acquirer shares			(26,773,800)	(268)	(3,445,170)	-	(3,445,438)
Issuance of shares to accounting acquirer			1,374,163	137	3,445,300	-	3,445,437
Common shares of legal acquirer outstanding			337,480	34	(34)	-	-
Reverse stock split			31,823,739	3,182	(3,182)	-	-
Recapitalized stockholders' equity			33,535,382	3,354	3,448,684	(587,537)	2,864,500

Post-recapitalization transactions:

Sale of Series A Preferred Stock and warrants:
Allocation of proceeds to Series A Preferred and warrants	1,000,000	584,270	-	-	605,730	-	1,190,000
Beneficial conversion feature in Series A Preferred	-	(513,374)	-	-	513,374	-	-
Deemed dividend accretes Series A Preferred	-	1,429,104	-	-	(1,429,104)	-	-
							-
Share-based payment arrangements (at fair values):							-
Common stock issued to employees	-	-	930,000	93	286,407	-	286,500
Common stock issued to consultants	-	-	233,558	23	130,120	-	130,143
Common stock issued to Board Members	-	-	75,000	8	22,493	-	22,501
Issuance of employee stock options (240,200 indexed shares)	-	-			54,334	-	54,334
							-
Conversion of convertible debt for common stock
at a rate implicit in the contract	-	-	733,725	73	352,114	-	352,187
							-
Net loss	-	-	-	-	-	(3,106,621)	(3,106,621)

Balances at September 30, 2007	1,000,000	$1,500,000	35,507,665	$3,551	$3,984,152	$(3,694,158)	$1,793,545

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED SEPTEMBER 30, 2007 AND 2006

	Common	Stock	Paid-in	Accumulated	Deferred
	Shares	Amount	Capital	Deficit	Compensation	Total
Balances at October 1, 2006	14,100,000	$141	$131,915	$(167,639)	$(153,465)	$(189,048)

Sale of common stock	860,000	9	300,991	-	-	301,000

Share-based payment arrangements:
Common stock issued for business acquisitions	7,440,000	74	1,680,649	-	-	1,680,723
Common stock issued to related parties for services	2,229,800	23	568,784	-	-	568,807
Common stock issued to employees	700,000	7	196,865	-	-	196,872
Termination and reclassification of redemption feature	-	-	100,000	-	-	100,000
Remeasurement upon award modification	-	-	10,038	-	(10,038)	-
Amortization of deferred compensation	-	-	-	-	163,503	163,503

Reorganization distribution	-	-	(49,458)	-	-	(49,458)

Net loss	-	-	-	(419,898)	-	(419,898)
	25,329,800	$254	$2,939,784	$(587,537)	$-	$2,352,501

See accompanying notes.

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2007 AND 2006

	2007	2006
Cash flows from operating activities:
Net loss	$(3,106,621)	$(419,898)
Adjustments to reconcile net loss to net cash from
operating activities:
Share-based payments:
Employees	340,834	360,368
Consultants (goods and services)	152,144	99,240
Directors	22,500	-
Other related parties	-	469,567
Deferred income taxes	(254,829)	(221,728)
Depreciation and amortization of long-lived assets	262,621	170,790
Bad debts	101,227	-
Amortization of deferred finance costs	-	-
Changes in operating assets and liabilities:
Accounts receivable	350,441	(475,067)
Inventories	(100,643)	(42,008)
Contract assets and liabilities	(129,423)	(3,065)
Other current assets	(48,050)	(64,682)
Other assets	(58,508)	7
Accounts payable and accrued expenses	300,693	417,274
Net cash flows from operating activities	(2,167,614)	290,798

Cash flows from investing activities:
Purchases of property and equipment	(682,911)	(143,991)
Net cash acquired in a business acquisition	-	126,857
Reorganization distribution (Note 2)	-	(49,458)
Net cash flows from investing activities	(682,911)	(66,592)

Cash flows from financing activities:
Proceeds from mortgage notes payable	2,431,200	268,047
Proceeds from sale of preferred stock and warrants	1,190,000	-
Payment of notes payable to related parties	(924,524)	(4,000)
Payment of notes payable	(726,889)	(366,515)
Proceeds from sales of common stock	490,000	301,000
Net cash flows from financing activities	2,459,787	198,532

Net change in cash	(390,738)	422,738
Cash at the beginning of the year	550,482	127,744
Cash at the end of the year	$159,744	$550,482

	2007	2006
Supplemental Cash Flow Information:

Cash paid for:
Interest	$98,261	$10,664
Income taxes	$-	$-

Cash received in a business combination		$126,857

Non-cash investing and financing activities:
Conversion of face value $350,000 convertible debt
and $2,187 accrued interest for common stock	$352,187
Fair value of common stock issued in purchase
business combination		$1,680,723
Issuance of notes payable to sellers in purchase
business combination		$850,000
Property and equipment acquired with debt issued
to the seller		$27,147

See accompanying notes.

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business, basis of presentation and significant accounting policies:

Our business:

Kesselring Holding Corporation (formerly Offline Consulting, Inc. the “Company”) was organized as a Delaware Corporation on April 11, 2006. We are engaged in (i) restoration services, principally to commercial property owners, (ii) the manufacture and sale of cabinetry and remodeling products, principally to contractors and (iii) multifamily and commercial remodeling and building services on customer-owned properties. We apply the “management approach” to the identification of our reportable operating segments as provided in Financial Accounting Standard No. 131 Disclosures about Segments of an Enterprise and Related Information. This approach requires us to report our segment information based on how our chief decision making officer internally evaluates our operating performance. As more fully discussed in Note 14, our business segments consist of (i) Construction Services (building and restoration services), and (ii) Manufactured Products. Our building and restoration services are conducted in the State of Florida and principally serve the West Central Florida Area. Our Manufactured Products manufacturing facilities are located in the State of Washington and serve principally contractors in the Northwestern United States.

Basis of presentation:

The preparation of financial statements in accordance with Accounting Principles Generally Accepted in the United States of America contemplates that the Company will continue as a going concern, for a reasonable period. As reflected in our consolidated financial statements, we have incurred losses of ($3,106,621) and ($419,898) during the years ended September 30, 2007 and 2006, respectively. In addition, our current working capital level of $613,551 is insufficient in our management’s view to sustain our current levels of operations for a reasonable period without substantial cost curtailment and additional financing. During our most recent fiscal year ended September 30, 2007, our financing activities resulted in net cash proceeds of $2,459,787; we had anticipated raising approximately $1,500,000 more than this in order to execute our strategic plan. This lower than expected funding coupled with the substantial operating expenses incurred in connection with our strategic decision to enter the public market place, have largely exhausted our available reserves. These trends and conditions raise substantial doubt surrounding our ability to continue as a going concern for a reasonable period.

In response to these conditions, commencing in August 2007, our Board of Directors initiated the restructuring of our management, led by the replacement of our Chief Executive Officer. Our executive restructuring also included the reassignment of our Chief Operating Officer duties and the replacing the President of our Construction Services Segment. Additionally, we replaced certain highly-paid financial consultants with an experienced and qualified Corporate Controller. On October 4, 2007, our Chief Financial Officer terminated her employment.

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business, basis of presentation and significant accounting policies (continued):

Led by our newly appointed CEO and supported by our Board of Directors, our restructured management team has developed a strategic plan to alleviate our liquidity shortfalls, curtail expenses and, ultimately, achieve profitability. Since August 2007, execution of this plan has included (i) the reduction of our Florida-based headcount (including those officer positions referred to in the preceding paragraph) and the associated employment costs, (ii) the curtailment of operating costs and expenses, principally in the area of outside consulting and professional fees, (iii) the refocus of contracting work away (although, not completely) from less profitable homebuilding activities to more profitable restoration and renovation contracting activities; and, (iv) the aggressive development of our manufactured products business. We believe that further cost curtailment opportunities are present to provide for our continuity for a reasonable period. However, in addition to the restructuring of our current operations, management is currently reviewing certain substantial financing arrangements, performing due diligence procedures on certain acquisition candidates and carefully considering other strategic initiatives to bring the Company into a state of profitability and continued growth.

Ultimately, the Company’s ability to continue for a reasonable period is dependent upon management’s continued successful curtailment of costs and expenses to a level that our current operations can support and obtaining additional financing to augment our working capital requirements and support our acquisition plans. There can be no assurance that management will be successful in achieving sufficient cost reductions or obtain financing under terms and conditions that are suitable. The accompanying financial statements do not include any adjustments associated with these uncertainties.

Merger and Recapitalization:

On May 18, 2007, we merged with Kesselring Corporation, a Florida Corporation (“Kesselring Florida”) pursuant to a Share Exchange Agreement (the “Exchange Agreement”). The Exchange Agreement provided for, among other things, the exchange of Kesselring Florida’s 26,773,800 outstanding common shares for 26,796,186 (or 80.28%) of our common shares. Considering that Kesselring Florida’s shareholders now control the majority of the Company’s outstanding voting common stock, its management has actual operational control and Offline effectively succeeded its otherwise minimal operations to the operations of Kesselring Florida, Kesselring Florida is considered the accounting acquirer in this reverse-merger transaction. A reverse-merger transaction is considered, and accounted for as, a capital transaction in substance; it is equivalent to the issuance of Kesselring Florida’s common stock for the net monetary assets of Offline, accompanied by a recapitalization. On the date of the merger, Offline had no assets and no liabilities. Financial statements presented post-merger reflect the financial assets and liabilities and operations of Kesselring Florida, giving effect to the recapitalization, as if it had been the Issuer during the periods presented.

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business, basis of presentation and significant accounting policies (continued):

On May 18, 2007, immediately before the merger, Marcello Trbitsch (the pre-merger majority shareholder and principal officer) entered into a Settlement and Release Agreement (the “Agreement”) with Offline Consulting, Inc. (“Offline”) pursuant to which he agreed to cancel 117,048,750 shares of common stock in consideration of the transfer of all of the assets (having a carrying value of approximately $10,000) of the Company’s former business. The Agreement further provided for Mr. Trbitsh’s assumption of all obligations and liabilities of the Company’s former business (amounting to approximately $35,000). While Kesselring Florida was not a party to the Agreement, execution of the Agreement was a condition precedent to the merger as was explicitly provided for in the Share Exchange Agreement. In recognition that the former business was unable to develop into a viable business entity and that the assets had no value, the pre-merged company charged the assets to operations as an impairment charge. The assumption of liabilities was treated as a capital transaction since the extinguishment involved a significant related party.

In connection with the merger, we changed our fiscal year end from December 31 to September 30. In addition, on June 8, 2007, we changed our name from Offline Consulting, Inc. to Kesselring Holding Corporation.

On June 29, 2007, our Board of Directors and stockholders approved a 19.5 for one forward stock split of our issued and outstanding stock which was effective on July 8, 2007. All share and per share information has been restated to give effect to the forward split for all periods presented.

Consolidation policy:

Our consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries, Kesselring Florida, Kesselring Restoration Inc., King Brothers Woodworking, Inc., King Door and Hardware, Inc., Kesselring Homes, Inc., and 1st Aluminum, Inc. All significant inter-company balances and transactions have been eliminated in our consolidated financial statements.

Revenue recognition:

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, our price is fixed or otherwise determinable and collectability is probable. Our revenue recognition policy for each of our offerings follows:

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business, basis of presentation and significant accounting policies (continued):

Construction Services– Our construction services revenue reflects the revenues that we derive from providing restoration and building services under formal contractual arrangements. Our restoration contracts are principally with commercial property owners; such as hotel or apartment building owners. Our building contracts provide for the commercial construction customer-owned property; we do not take title or possession to real-estate (including land, buildings and improvements) in connection with these construction services. Our remodeling contracts are with commercial and multifamily property owners. These services include the provisioning of our workforce, the engagement of subcontractors and the delivery and installation of materials and products that are necessary to provide services to our customers. We contract with our customers on both a fixed-price and time and material basis. We generally recognize contract revenues by applying the percentage-of-completion method, where the percentage of revenue that we record is determined by dividing our contract-specific costs incurred by our estimate of total costs on each contract. In certain instances where restoration contracts are very short in duration and involve minimal costs, we record revenue when our contractual responsibilities have been completed; but only after we conclude that the application of this method would not result in materially different reported revenues. In all instances, we evaluate our contracts for possible losses. We record contract losses when such losses are both probable and reasonably estimable.

Manufactured Product– Our manufactured product sales reflect revenue that we derive from our Manufactured Products operating segment. We manufacture and sell custom cabinetry and custom remodeling products principally to construction contractors. In certain instances, to facilitate the sale of our custom products, we may engage to install our products at the contractor worksite at the time of delivery. We recognize product sales when products have been picked up at our facility or delivered, and where installation is required, installed at our customer’s worksite.

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

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business, basis of presentation and significant accounting policies (continued):

Accounts receivable:

Accounts receivable represents normal trade obligations from customers that are subject to normal trade collection terms, without discounts or rebates. We require deposits or retainers when we consider a customer’s credit risk to warrant the collection of such. In addition, we at times collect deposits in connection with our construction services, consistent with industry practice. Notwithstanding these collections, we periodically evaluate the collectability of our accounts receivable and consider the need to establish an allowance for doubtful accounts based upon our historical collection experience and specifically identifiable information about our customers.

Notwithstanding the above policies, when we begin a remodeling, restoration or building project, it is our practice to send a notice to owner in order to protect our lien rights on the property underlying the project to reduce the risk of uncollectible receivables. Other parties, particularly banks and other lending institutions may have a superior security interest in the property. From time to time we pursue legal action in the ordinary course of business to enforce the lien, including negotiation, arbitration, mediation or other legal means. The process involved in pursuing these collection actions may impact our ability to collect receivables in a timely manner.

Inventories:

Inventories consist of (i) manufacturing materials used in and held for sale in our Manufactured Products operating segment, (ii) non-contract-specific construction materials used in our Construction services operating segment, and (iii) work-in-process on short-duration time and material contracts. Manufacturing and general contract inventories are stated at the lower of cost, applying the first-in, first-out method, or market. Work-in-process on short-duration time and material contracts is recorded at the job-specific actual cost of material, labor and overhead.

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

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business, basis of presentation and significant accounting policies (continued):

Intangible assets:

Our intangible assets arose from the purchase of businesses (See Note 2). Intangible assets are recorded at our cost, and are being amortized over estimated useful lives.

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

Advertising expense:

We expense our advertising costs as they are incurred. During the year ended September 30, 2007, advertising costs amounted to approximately $114,000. Advertising was minimal in 2006.

Share-based Payments:

Share-based payments issued to employees and non-employees are accounted for at their grant-date fair values pursuant to Statements on Financial Accounting Standards No. 123(R), Shared-Based Payments (revised 2004). The provisions in Statement No. 123(R) were effective for all stock options or other equity-based awards to our employees that vest or become exercisable during our first quarter of fiscal 2007. Prior to our adoption of Statement No. 123(R), we issued shares as compensation to employees and non-employees and in connection with acquisitions of business. In all instances, we recorded share-based payments at their fair value on the date issued. As a result, the adoption of Statement No. 123(R) did not have a transitional effect on our current period financial statements.

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business, basis of presentation and significant accounting policies (continued):

Income taxes:

We account for income taxes under the asset and liability method in accordance with Financial Accounting Standard No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that we will not realize tax assets through future operations.

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

Net income (loss) per share:

Basic income (loss) per share is computed by dividing income available to common stockholders by the weighted average number of outstanding common shares during the period of computation. Diluted income (loss) per share gives effect to potentially dilutive common shares outstanding. Potentially dilutive securities include stock options and warrants. We give effect to these dilutive securities using the Treasury Stock Method. Potentially dilutive securities also include preferred stock and, from time-to-time, other convertible financial instruments. We give effect to these dilutive securities using the If-Converted Method. Irrespective, dilutive securities are not considered in our net income (loss) per share calculations if the effect of including them would be anti-dilutive.

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business, basis of presentation and significant accounting policies (continued):

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

Contract revenue: Our revenue recognition policies require us to estimate our total contract costs and revise those estimates for changes in the facts and circumstances. These estimates consider all available information; including pricing quotes provided by our vendors for materials, projections of our employee compensation and our past experience in providing construction services.

Intangible assets: Our intangible assets require us to make subjective estimates about our future operations and cash flows so that we can evaluate the recoverability of such assets. These estimates consider all available information and market indicators; including our operational history, our expected contract performance and changes in the industries that we serve.

Share Based Payments: Estimating the fair value of our common stock is necessary in the preparation of computations related to share-based payments and financing transactions. We believe that the most appropriate and reliable basis for common stock value is trading market prices in an active market. However, prior to May 31, 2007, our common stock was not listed or publicly traded under our symbol. Prior to May 31, 2007, we utilized the income approach to enterprise valuation coupled with our common shares outstanding to estimate the fair value of our common stock per share. The income approach requires us to develop subjective estimates about our future operating performance and cash flows. It also requires us to develop estimates related to the discount rate necessary to discount future cash flows. As with any estimates, actual results could be different. On May 31, 2007, some of our common stock became publicly traded under our newly acquired trading symbol. We continue to review and evaluate trading activity to determine whether such activity provides a reliable basis upon which to value our common stock. Commencing with our quarterly financial statements after May 31, 2007, we began using trading market information in the fair value of our per share common stock price.

Actual results could differ from these estimates.

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Purchases of business:

On July 1, 2006, Kesselring Florida acquired the outstanding common stock of the individual companies comprising the King Group of Companies for 7,446,218 shares of our common stock; face value $700,000 of notes payable, due December 31, 2006; and, up to $150,000 for certain direct, purchase-related reimbursements that were probable of payment at the time of the purchase. The King Group was under common shareholder control at the time of our purchase. We purchased King for the purpose of commencing our Manufactured Products business. The common shares that we issued had a fair value of $1,680,723 on the acquisition date based upon a valuation of the share values; accordingly, our purchase price amounted to $2,530,723.

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

The purchase price as allocated and the fair values of assets acquired are as follows:

	As Allocated	Fair Value
Cash	$126,857	$126,857
Accounts receivable	1,038,224	1,038,224
Inventories	437,552	437,552
Other assets	14,420	14,420
Property and equipment	1,873,317	1,873,317
Intangible assets	42,000	42,000
Total assets	3,532,370	3,532,370
Accounts payable and accrued expenses	(433,754)	(433,754)
Deferred income taxes	(476,557)	--
Note payable	(91,336)	(91,336)
Total liabilities	(1,001,647)	(525,090)
Purchase price	$2,530,723	$3,007,280

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

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Purchases of business (continued):

The following unaudited pro forma operations data gives effect to the acquisition of the King Group as if having occurred on October 1, 2005:

Year ended September 30, 2006
Revenues	$12,418,797
Net loss	(118,025)
Loss per common share	(0.01)

Pro forma financial information is not necessarily indicative of the results that we would have achieved had the acquisition of the King Companies been acquired on the specified date.

Reorganization:

On June 30, 2006 Kesselring Florida spun-off its parent company, West Coast Construction Management LLC (“WCCM”) by distributing all of the common stock of Kesselring Florida, then owned by WCCM, to the WCCM members on a pro-rata basis. WCCM was a holding company that had no operations other than certain management responsibilities directly related to Kesselring Florida. Accordingly, WCCM incurred certain administrative expenses and facility costs that were solely attributable to the operations of Kesselring Florida. Total operating expenses of WCCM amounted to approximately $63,000 and $16,000 during the nine months ended June 30, 2006 and the period from inception (January 5, 2005) to September 30, 2005, respectively. This reorganization was accounted for as a reverse spin-off under EITF 02-11 Accounting for Reverse Spin-offs since all requisite criteria (including the size, management and fair values) of the separate companies indicated that reverse spin-off treatment was appropriate. The expenses incurred by WCCM were pushed down to Kesselring Florida and, accordingly, are reflected in the accompanying financial statements because costs and expenses incurred by a parent company on behalf of a subsidiary should be pushed down to a subsidiary for reporting purposes under current standards.

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Accounts receivable:

Accounts receivable consisted of the following at September 30, 2007 and 2006:

September 30, 2007	Construction Services	Manufactured Product	Total
Completed contracts and product Deliveries	$100,578	$920,527	$1,021,105
Uncompleted contracts	290,728	-	290,728
	$391,306	$920,527	$1,311,833

September 30, 2006	Construction Services	Manufactured Product	Total
Completed contracts and product Deliveries	$191,217	$1,178,211	$1,369,428
Uncompleted contracts	394,073	-	394,073
	$585,290	$1,178,211	$1,763,501

Our accounts receivable are net of reserves for uncollectible accounts of $96,264 and $-0- at September 30, 2007 and 2006, respectively.

4.	Inventories:

Inventories consisted of the following at September 30, 2007 and 2006:

	2007	2006
Raw materials	$126,253	$226,860
Work-in-process	323,555	145,578
Finished goods	130,394	107,122
	$580,203	$479,560

5.	Uncompleted contracts:

Costs, estimated earnings and billings on uncompleted contracts are as follows:

	2007	2006
Contract costs	$7,554,740	$4,898,020
Estimated earnings	1,578,622	881,890
Billings	(9,193,859)	(5,969,829)
	$(60,497)	$(189,919)

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Uncompleted contracts (continued):

	2007	2006
Costs and estimated earnings in excess of billings on uncompleted contracts	$132,435	$129,465
Billings in excess of costs and estimated earnings on uncompleted contracts	(192,932)	(319,384)
	$(60,497)	$(189,919)

6.	Property and equipment:

Property and equipment consisted of the following as of September 30, 2007 and 2006:

	2007	2006
Land	$532,291	$450,547
Buildings	1,496,873	1,186,861
Building improvements	30,724	21,592
Vehicles	334,118	307,438
Office equipment	247,307	81,469
Production equipment	286,503	201,703
	2,927,816	2,249,640
Less accumulated depreciation	(283,981)	(81,789)
	$2,643,835	$2,167,851

We depreciated our property and equipment using the straight-line method. Buildings and building improvements are depreciated over 30 years and 15 years, respectively. Vehicles are depreciated over 5 years. Office equipment and furniture is depreciated over lives ranging from 3 to 7 years. Production equipment is depreciated over lives ranging from 5 to 10 years.

Depreciation expense has been allocated to the following activities in our consolidated financial statements:

	2007	2006
Cost of sales	$95,439	$38,463
Operating expenses	109,900	26,178
	$205,339	$61,641

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Intangible assets:

Intangible assets, which arose during our business acquisition activities discussed in Note 2, consisted of the following as of September 30, 2007 and 2006:

	2007	2006
Employment contracts	$206,017	$206,017
Customer lists	42,000	42,000
	248,017	248,017
Accumulated amortization	(223,518)	(166,237)
	$24,499	$81,780

We amortize our employment contract intangibles over 2 years. We amortize our customer list intangibles over 3 years.

Amortization expense amounting to $57,282 and $106,149 during the years ended September 30, 2007 and 2006, respectively, and is reflected as a component of operating expenses in our consolidated financial statements. Estimated future amortization of intangible assets for the years ending September 30 is: 2008— $14,000; 2009— $10,499.

8.	Accounts payable and accrued expenses:

Accounts payable and accrued expenses consisted of the following at September 30, 2007 and 2006:

	2007	2006
Accounts payable	$1,031,898	$821,456
Accrued expenses	407,964	235,955
Accrued losses on contracts	1,465	98,914
Accrued warranty costs	46,828	33,325
	$1,488,155	$1,189,650

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Notes payable and convertible promissory note:

Notes payable:

Notes payable consisted of the following at September 30, 2007 and 2006:

	2007	2006
Variable rate mortgage note payable, due January 2017 (a)	$1,247,261	$--
8.0% Note payable, due July 2017 (b)	306,562	--
4.9% Note payable, due August 2010	20,858	27,872
7.0% Stockholder notes, due December 2006 (c)	--	850,000
Prime plus 1%, $250,000 bank credit facility (d)	--	191,675
7.75% Stockholder notes, due on demand	--	79,524
Other bank debt	--	873
	1,574,681	1,149,894
Current maturities	(31,246)	(1,129,035)
Long-term debt	$1,543,435	$20,859

(a)
In March, 2007, we borrowed $1,255,500 under a ten-year, adjustable rate mortgage note. The coupon rate is based on the five-year Treasury Rate for Zero-Coupon Government Securities, plus 280 basis points (7.73% at September 30, 2007). The mortgage note is secured by commercial real estate owned in Washington State.

(b)
In August, 2007, we incurred mortgage debt of $308,000 as the partial purchase price for real estate in the State of Washington (with a cost of $389,257). This note has a ten-year term and an adjustable coupon rate based on the five-year Treasury Rate for Zero-Coupon Government Securities, plus 310 basis points (8.03% at September 30, 2007). This debt is secured by the real estate acquired.

(c)	The 7.0% stockholder notes arose in connection with our purchase of the King Group of Companies on July 1, 2006. See Note 2 for additional information about this arrangement.
(d)	In June, 2007, our $250,000 bank line of credit was paid in full and cancelled.
(e)
In March, 2007, we amended our remaining bank line of credit from a maximum borrowing amount of $370,000 to a maximum borrowing amount of $200,000. The line expired on October 31, 2007. This line had a variable Coupon rate equal to the Prime Rate (8.25% at September 30, 2007). Borrowings during the periods presented were minimal.

Maturities of our notes payable for each year ending September 30 are as follows:

2008	$31,246
2009	33,886
2010	56,605
2011	31,184
2012	33,370
Thereafter	1,388,390
$1,574,681

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Notes payable and convertible promissory note (continued):

Convertible Promissory Note:

On August 16, 2007, we entered into a Securities Purchase Agreement with the Marie Baier Foundation (the “Foundation”), pursuant to which we issued a convertible promissory note in the principal amount of $350,000 (the “Foundation Note”). On September 26, 2007 the Foundation converted the note into our common stock. While outstanding, the Foundation Note bore interest at 7.36%, had a one year term and was convertible into our common stock, at the Foundation’s option, at a conversion price of $0.48 per share (the trading market on the contract inception date was $0.30).

We evaluated the Foundation Note on the inception date under Statements on Financial Accounting Standards No. 133 Accounting for Derivative Financial Instruments and Hedging Activities for embedded terms and features that may require separate recognition as derivative liabilities. While the contracts included such features, including the embedded conversion feature, none required bifurcation. The embedded conversion feature, in fact, met the Conventional Convertible exemption because the conversion price was fixed and there were no other conditions that would result in variability in the number of shares issued to settle the contract. In addition, the conversion feature did not embody a beneficial conversion feature (a conversion price that is less than the trading market value of the underlying shares of common stock). A beneficial conversion feature would generally result in a portion of the proceeds being allocated to stockholders’ equity.

The Foundation converted the note, $350,000, and accrued interest, $2,187, for 733,725 shares of common stock on September 26, 2007. Since the conversion was effected under the explicit terms of the convertible promissory note, without adjustment or inducement, we treated the conversion as a reclassification of the carrying value on the date of conversion to stockholders’ equity under the context provided in Accounting Principles Board Opinion No. 26 Early Extinguishment of Debt and related interpretations.

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Related party transactions:

Consulting fees, related parties:

Our consulting fees, related parties, for the year ended September 30, 2007 amounted to $429,189 and is comprised of the activities, as follows:

Our former Chief Executive Officer received $43,500 in fees under a consultancy contract through the first quarter of our fiscal year ended September 30, 2007. Subsequent to this consultancy agreement the former Chief Executive Officer received a salary which was included in salaries and benefits.

Our former Chief Operating Officer and current Chairman of our Board of Directors received $31,910 in fees under a consultancy contract through the first quarter of our fiscal year ended September 30, 2007. Subsequent to this consultancy agreement the former Chief Operating Officer received a salary which was included in salaries and benefits.

We paid $176,000 to Advice Consulting who was retained to manage the subsidiaries of Kesselring Corporation, the predecessor to Kesselring Holding Corporation. The managing member of Advice Consulting was the father of the then Chief Executive Officer of Kesselring Corporation and a current director.

We paid $103,796 in professional fees to an accounting firm partially owned by our Interim Chief Financial Officer and Director.

We paid $73,983 in consultancy fees to Spyglass Ventures. The managing partner of Spyglass Ventures is also actively involved in other unrelated business ventures.   The Chairman of our Board of Directors is directly involved in some of those other unrelated business ventures.  Our Chairman does not participate in the determination of the fees that we pay to Spyglass Ventures.

Other transactions and accounts:

During the year ended September 30, 2007, we compensated the members of our Board of Directors with 75,000 shares of common stock with a fair value of $22,501. This amount is included in other operating expenses.

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Stockholders’ equity:

Year ended September 30, 2007:

Recapitalization:

On June 29, 2007, our Board of Directors and a majority of our stockholders approved 19.5 shares for one share forward stock split of our issued and outstanding stock. All share and per share information has been restated to give effect to the stock split. In addition, the number of common shares that we are authorized to issue was decreased from 700,000,000 to 200,000,000.

On May 18, 2007, we merged with Kesselring Corporation, a Florida Corporation (“Kesselring Florida”) pursuant to a Share Exchange Agreement (the “Exchange Agreement”). The Exchange Agreement provided for, among other things, the exchange of Kesselring Florida’s 26,773,800 outstanding common shares for 26,796,186 (or 80.28%) of our common shares. Considering that Kesselring Florida’s shareholders controlled the majority of the post-merger outstanding voting common stock, its management had actual post-merger operational control (e.g. All principal executive and operational positions) and governance control (e.g. Board of Directors); and Offline effectively succeeded its otherwise minimal operations to the operations of Kesselring Florida, Kesselring Florida was considered the accounting acquirer in this reverse-merger transaction. A reverse-merger transaction is considered, and accounted for as, a capital transaction in substance. It is equivalent to the issuance of Kesselring Florida’s common stock for the net monetary assets of Offline, accompanied by a recapitalization in stockholders’ equity.

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

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Stockholders’ equity (continued):

Share-based payments - consultants:

During the year ended September 30, 2007, we compensated consultants with 277,558 shares of common stock for professional, organizational and operations related services. We recorded share-based consulting expense of $152,143 as services were rendered, based upon the fair value of the shares issued.

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

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Stockholders’ equity (continued):

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

In addition to the evaluation that we performed on the Series A Preferred Stock, we also evaluated the warrants issued therewith (both financing and placement agent warrants) against the criteria for classification in stockholders’ equity specified in EITF 00-19, Accounting for Derivative Financial Instruments that are Indexed to, and Potentially Settled in, a Company’s Own Stock (EITF 00-19), as amended by FSP EITF 00-19-2 Accounting for Registration Payment Arrangements. EITF 00-19 provides for eight conditions that freestanding derivative financial instruments must achieve in order to be classified in stockholders’ equity; this test is required to be performed at the inception of the freestanding derivative and at each reporting period until settlement thereof. The conditions generally provide for an evaluation of whether a company has sufficient authorized shares to settle all of its financial instruments, whether it is able to settle in unregistered shares (since registration activities are presumed not to be within a company’s control) and whether terms of the derivative afford the holder either rights similar to those of a creditor or are materially greater than the rights of a holder of the underlying common shares. Based upon our analysis of these conditions, we concluded that classification in stockholder’s equity of the warrants was appropriate. Significant considerations in drawing this conclusion were (i) certain registration rights afforded the warrant holder, discussed in the next paragraph, provided for economic alternatives in the event that we were unable to settle with registered shares, (ii) we have sufficient authorized and unissued shares

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Stockholders’ equity (continued):

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

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Stockholders’ equity (continued):

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

Option issuances - Employees:

In January, 2007, we granted options to purchase 200,167 shares of our common stock to a senior officer as part of an employment agreement. These options vested immediately and are exercisable for five years at $0.37 per share. The fair value of the option award was estimated on the date of grant as $46,000 using the Black-Scholes-Merton valuation model that used the following assumptions: dividend yield - none, volatility of 79%, risk-free interest rate of 4.9%, assumed forfeiture rate as they occur, and an expected life of 5 years. Accordingly, we recognized $46,000 of compensation expense on the date of grant.

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Stockholders’ equity (continued):

In May, 2007, we granted options to purchase 40,033 shares of our common stock to an employee as part of an employment agreement. These options vested immediately and are exercisable for five years at $.50 per share. The fair value of the option award was estimated on the date of grant as $8,334 using the Black-Scholes-Merton valuation model that used the following assumptions: dividend yield - none, volatility of 76.37%, risk-free interest rate of 4.84%, assumed forfeiture rate as they occur, and an expected life of 5 years. Accordingly, we recognized $8,334 of compensation expense on the date of grant.

Summary tables for options and warrants outstanding:

As of September 30, 2007, we have options outstanding to purchase 240,200 shares of our common stock and warrants outstanding to purchase 10,297,671 shares of our common stock. The following tables illustrate our cumulative option and warrant activities:

Our outstanding stock options range in exercise prices from $0.37 to $0.50 and have a weighted average remaining life of 4.39 years on September 30, 2007.

	Options Outstanding	Weighted-Average Exercise Prices
Balances at October 1, 2006	--	--
Awards	240,200	$0.39
Exercised	--	--
Cancelled, expired or forfeited	--	--
Balances at September 30, 2007	240,200	$0.39

Options exercisable	240,200	$0.39

Effective December 10, 2007, we granted 2,500,000 stock options to our Chief Executive Officer in connection with his employment contract. The options have an exercise price of $0.30 and vest quarterly in four equal tranches commencing November 2007. The options have a term of five years. These options will be accounted for in accordance with Statement 123(R), at their grant date fair values commencing in the first quarter of our 2008 fiscal year.

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Stockholders’ equity (continued):

Our outstanding warrants range in exercise prices from $0.49 to $0.54 and have a weighted average remaining life of 3.47 years on September 30, 2007.

	Warrants Outstanding	Weighted-Average Exercise Prices
Balances at October 1, 2006	--	--
Issued	10,297,671	$0.52
Exercised	--	--
Expired	--	--
Balances at September 30, 2007	10,297,671	$0.52

Year ended September 30, 2006:

Share-based payments—employees:

During the year ended September 30, 2006, we awarded 700,000 shares of common stock to officers and employees that were recorded as compensation expense of $196,872 based upon the fair value of the shares issued. This amount, plus $163,496 of amortization of the arrangement discussed in the following paragraph represent the amount in the caption stock-based compensation in our statement of cash flows. These shares vested immediately and there were no performance obligations related to the award. This expense is included as a component of salaries and related expenses on our consolidated statement of operations.

During the year ended September 30, 2005, we awarded 1,100,000 shares of common stock, with a fair value of $216,656, to an officer under an employment contract that had a term of two years. The employment contract provided for, among other things, vesting over the two year term and a contingent right to require us to redeem the shares for $100,000. We recorded the shares at fair value, subject to amortization over the contractual term, and classified the fair value of the redemption feature outside of stockholders’ equity. On July 1, 2006, we amended the employment contract with this officer to eliminate the vesting and the redemption provisions. By accelerating the vesting of the original award, the contract amendment required us to re-measure compensation to this officer, resulting in additional compensation expense of $10,038. We computed the additional compensation as the award’s intrinsic value on the date of the modification in excess of the award’s original intrinsic value. Since the amendment also terminated the redemption right, the balance carried outside of stockholders’ equity was reclassified to additional paid-in capital.

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Stockholders’ equity (continued):

Share-based payments—consultants:

During the year ended September 30, 2006, we compensated consultants with 2,229,800 shares of common stock for professional, organizational and operational related services. We recorded share-based consulting expense of $568,807, which, as discussed in Note 10, included $469,567 that was paid to our stockholders, as services were rendered, based upon the fair value of the shares issued.

Common stock issued for business acquisitions:

As more fully discussed in Note 2, we issued 7,446,218 shares of our common stock in connection with the acquisition of the King Group of companies. We included the fair values of these shares in our purchase price, which was allocated to the assets that we acquired, based on their fair values.

Private placement of common stock:

On September 15, 2006, we commenced a private placement of up to 14,285,714 shares of our common stock for net proceeds of up to $5,000,000 at a $0.35 per share price with a minimum of 10,000 shares per investor. As of September 30, 2006, we sold 860,000 shares for net proceeds of $301,000. Subsequently, in October and November 2006, we sold 1,400,000 shares for proceeds of $490,000. Accordingly, since the inception of this offering, we have sold 2,260,000 shares and received proceeds of $791,000.

12.	Income taxes:

Our provision (benefit) for income taxes consisted of the following components at September 30, 2007 and 2006:

	2007	2006
Current:
Federal	$-	$-
State	-	-
Deferred income taxes	(254,829)	(221,728)
	$(254,829)	$(221,728)

Deferred tax assets and (liabilities) reflect the net tax effect of temporary differences between the carrying amount of asset and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of our deferred tax assets are as follows as of September 30, 2007 and 2006:

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Income taxes (continued):

	2007	2006
Property and fixed assets	$(544,514)	$(492,129)
Intangible assets	(16,298)	(60,975)
Other liabilities	-	(22,139)
Net operating loss carry forwards	1,525,245	307,874
Reserves and accruals	58,031	12,540
Net deferred tax assets (liabilities)	1,022,464	(254,829)
Valuation allowances	(1,022,464)	-
Net deferred taxes, after valuation allowances	$-	$(254,829)

Our valuation allowance increased $1,022,464 and decreased $3,216 during the years ended September 30, 2007 and 2006, respectively.

As of September 30, 2007, we have Federal net operating loss carry-forwards of approximately $4,053,268. Net operating loss carry-forwards expire starting in 2016 through 2023. The ultimate availability of these losses to offset future taxable income may be subject to limitations under Internal Revenue Code Section 382.

The reconciliation of the effective income tax rate to the Federal statutory rate is as follows for the periods below:

	2007	2006
Federal income at the statutory rate	(34.00%)	(34.00%)
Composite state rate, net of Federal benefit (a)	(3.63%)	(2.21%)
Non-taxable income items	-	-
Non-deductible expense items	0.20%	5.52%
Change in the valuation allowance	37.43%	(0.50%)
Effective income tax rate	-	(31.19%)

(a) We operate in one jurisdiction (the State of Washington) that does not have a corporate income tax. The composite state tax rate gives effect to this jurisdiction.

13.	Commitments and contingencies:

Restructuring and termination charges:

Commencing in August, 2007, we terminated eight at-will employees without termination benefits. In October, 2007, we terminated the President of our Construction Services Segment. Negotiations for termination benefits are on-going and will be recorded, if any, in the period that both the arrangement is approved and the former employee is notified of the benefit, if any. In October, 2007, our Chief Financial Officer terminated her employment. As part of her employment agreement, severance benefits amounting to $87,500 were awarded. These benefits will be paid over a period of six months.

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Commitments and contingencies (continued):

As discussed in Note 1, our new management is currently contemplating measures that may give rise to exit, disposal and termination costs in future periods. Accounting for these types of costs was significantly altered in 2003 when the Financial Accounting Standards Board issued Statements on Financial Accounting Standards No. 146 Accounting for Costs Associated with Exit of Disposal Activities. Statement No. 146 represents a significant change from then prior practice by requiring that a liability for costs associated with an exit or disposal activity be recognized and initially measured at fair value only when the liability is incurred. Accordingly, exit, disposal and termination costs will be considered for treatment under Statement No. 146 in future periods, as they arise, if any.

Warranties:

We provide a basic limited one-year warranty on workmanship and materials for all construction and restoration services performed and products manufactured.  We estimate the costs that may be incurred under its basic limited warranty and record a liability in the amount of such costs at the time the associated revenue is recognized.  Factors that affect our warranty liability include the number of homes constructed, the amount of restoration services performed, the number of products manufactured, historical and anticipated rates of warranty claims and average cost per claim.  Estimated warranty costs are 0.50% of the total sales price of homes constructed and restoration services performed and 0.25% of the total sales price of products manufactured. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

The following tabular presentation reflects activity in warranty reserves during the periods presented:

	Year ended September 30, 2007	Year ended September 30, 2006
Balance at beginning of period	$33,325	$8,513
Warranty charges	25,723	29,172
Warranty payments	(12,220)	(4,360)
Balance at end of period	$46,828	$33,325

Lease obligations and rent:

Rent and related expense for the years ended September 30, 2007 and 2006 amounted to $229,197 and $63,426 respectively.

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Commitments and contingencies (continued):

On August 15, 2007, our Contract Services Segment entered into a three-year operating lease for 2,030 square feet of office space in Sarasota, Florida. Non-cancelable annual lease payments for each year ending September 30 are as follows: 2008--$28,816; 2009--$29,825; and, 2010--$25,575.

In September, 2007 we entered into an operating lease for 5,964 square feet of office space in Sarasota, Florida. Non-cancelable annual lease payments for each year ending September 30 are as follows: 2008--$156,878; 2009--$163,260; 2010--$169,109; 2011--$176,022; and, 2012--$166,712.

14.	Segment information:

Our business segments consist of (i) Construction Services and (ii) Manufactured Products. Construction Services consists of commercial and multifamily construction and restoration services including the exterior removal and replacement of steel reinforced concrete, stucco, carpentry work, waterproofing and painting of commercial buildings such as hotels and apartment buildings. We currently provide these services to commercial property owners principally in the West Central Florida Area. Our Manufactured Products business consists of the custom manufacturing and sale of cabinetry, wood moldings, doors, casework, display fixtures and other types of specialty woodwork. We provide these products principally to construction and homebuilding contractors in the Northwestern United States.

During 2007 and 2006 we incurred expenses of $1,818,864 and $598,225, respectively, in strategic business activities that were not directly attributable to the operations of our segments. All other corporate expenses have been allocated to the segments.

Selected financial information about our segments is provided in the table below:

2007	Construction Services	Manufactured Product	Corporate	Total
Revenues	$5,112,004	$7,063,190	$--	$12,175,194
Operating Income/(Loss)	(735,146)	(552,611)	(1,818,864)	(3,106,621)
Depreciation and amortization	104,408	118,640	2,720	225,768
Identifiable assets	819,321	4,014,093	215,898	5,049,312

2006	Construction Services	Manufactured Product	Corporate	Total
Revenues	$5,592,295	$1,737,560	$--	$7,329,855
Operating Income/(Loss)	(133,659)	125,847	(598,225)	(606,037)
Depreciation and amortization	148,898	21,892	--	170,790
Identifiable assets	1,440,394	3,825,864	--	5,266,258

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	Subsequent events:

Employment contract:

On August 15, 2007, our Board of Directors of the Company appointed Douglas P. Badertscher as the President and Chief Executive Officer of the Company. On October 25, 2007, Mr. Badertscher and the Company executed an Employment Agreement regarding the same, effective August 15, 2007. On December 10, 2007, Mr. Badertscher and the Company entered into an Amended and Restated Employment Agreement that provides for the following terms and conditions, effective August 15, 2007:

•	Base annual salary of $250,000;
•
The award of options to purchase 2,500,000 shares of common stock of which 625,000 vest on November 15, 2007, 625,000 shall vest on February 15, 2008, 625,000 shall vest on May 15, 2008 and 625,000 shall vest on August 15, 2008 at an exercise price of $0.30 per share on a cash or cashless basis;

•	Participation in the employee stock incentive plan;
•	$35,000 advance against future bonuses to be paid on execution of contract;
•
Operating Income bonus, accrued and paid (subject to cash availability) quarterly, equal to the greater of $35,000 or 3.0% of that fiscal year’s operating income to paid no later than 75 days following the end of the quarter in which the bonus payment accrued;

•
Acquisition bonus equal to ½ of 1% (50 basis points) of the Gross Revenue of the acquired company, accrued and paid (subject to cash availability) in two equal parts: at closing and after the successful integration of the acquired company;

•	Automobile allowance of $350 per month;
•	Reimbursement of membership fees up to a maximum of $2,500 to the Founder’s Club;
•	Company paid health benefits for the executive and his family;
•	Participation in all employee benefit plans and programs; and,
•	Reimbursement of reasonable expenses.

The term of the employment agreement is 36 months and may be renewed for one-year periods unless either party notifies the other within 60 days prior to the end of the initial or renewal employment term of its intent to terminate the agreement.

Share-based awards provided for in the employment agreement will be accounted for based upon the grant-date measurement value and recognized as compensation expense as the options vest. The grant-date fair value had not been calculated on the filing date of this report.

Subsequent financings:

In October, November and December 2007, certain of our Board of Directors, or organizations with which they are affiliated, funded an aggregate $600,000 to us pursuant to notes payable. These notes bear interest at 7.0% and mature as follows: April 18, 2009 – $250,000; April 23, 2009 - $50,000; May 6, 2009 - $25,000; May 8, 2009 - $25,000 and June 13, 2009 – $250,000.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
Kesselring Holding Corporation

We have audited the accompanying combined statements of operations and cash flows of the King Companies (the “Companies”) for the nine months ended September 30, 2006 and the year ended September 30, 2005. These combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined  operations and combined cash flows of the King Companies (the “Companies”) for the nine months ended September 30, 2006 and the year ended September 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

On July 1, 2006, the King Companies were acquired by a wholly-owned subsidiary of Kesselring Holding Corporation.

/s/ Lougheed & Company LLC

Tampa, Florida
January 23, 2007

KING COMPANIES
COMBINED STATEMENTS OF OPERATIONS

	Nine-Months Ended June 30, 2006	Year Ended September 30, 2005
Product sales	$4,993,020	$5,956,000
Cost of sales	4,020,885	4,800,454
Gross profit	972,135	1,155,546
Operating expenses:
Salaries and related	334,033	338,862
Utilities and occupancy costs	35,317	45,655
Depreciation	2,604	4,583
Other operating expenses	55,425	75,237
Total operating expenses	427,379	464,337
Income from operations	544,756	691,209
Other income (expense):
Interest income	1,638	5,121
Interest income, related party	3,912	-
Interest expense	(12,586)	(15,868)
Other income	1,647	10,126
Total other income (expense), net	(5,389)	(621)
Net income	$539,367	$690,588
Two-class basic and diluted income per share (Note 4):
King Door & Hardware, Inc.	$126.91	$157.16
King Brothers Woodworking, Inc.	$46.03	$62.63
Unaudited pro forma operating information:
Net income, as reported	$539,367	$690,588
Pro forma provision for income taxes	(183,385)	(234,800)
Pro forma net income	$355,982	$455,788

See notes to combined financial statements.

KING COMPANIES
COMBINED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30, 2006	Year Ended September 30, 2005
Cash flows from operating activities:
Net income	$539,367	$690,588
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	65,258	86,682
Changes in operating assets and liabilities:
Accounts receivable	(226,867)	(154,872)
Prepaids and other current assets	8,857	(17,312)
Inventories	(56,803)	(55,883)
Accounts payable and accrued expenses	88,548	(318,072)
Net cash flows from operating activities	418,360	231,131
Cash flows from investing activities:
Purchases of property and equipment	(35,042)	(76,373)
Proceeds from sale of property and equipment	490	2,896
Proceeds from notes payable, related party	-	118,466
Repayment of notes payable, related party	(27,130)	-
Net cash flows from investing activities	(61,682)	44,989
Cash flows from financing activities:
Distributions to shareholders	(269,896)	(294,140)
Net cash flows from financing activities	(269,896)	(294,140)
Net change in cash	86,782	(18,020)
Cash at beginning of period	21,807	39,827
Cash at end of period	$108,589	$21,807
Cash paid for interest	$12,586	$15,868

See notes to combined financial statements.

KING COMPANIES
NOTES TO COMBINED FINANCIAL STATEMENTS

1.	Organization and significant accounting policies:

Organization:

The King Companies are comprised of King Brothers Woodworking (“KBW”) that was organized as a Washington Corporation on October 21, 1977, King Door & Hardware (“KDH”) that was organized as a Washington Corporation on December 20, 1996, and King Brothers Partnership (the “Partnership”) that was organized as a Washington Partnership on October 27, 1976. Collectively, these companies are referred to herein as the Companies. The Companies were under common shareholder control (consisting of two family members owning a 50% interest in each company) and operated under one management group as an autonomous operating entity during the periods presented. Accordingly, the combined operations and cash flows are presented in the accompanying financial statements as representative of the operations acquired by a wholly-owned subsidiary of Kesselring Holding Corporation on July 1, 2006.

KBW is engaged in the manufacture and sale of custom cabinetry, wood trim, and countertops principally to commercial customers in the Northwestern United States. KDH is engaged in the assembling and sale of steel doors and associated hardware and framing for commercial customers in the Northwestern United States. The partnership owns the commercial real estate occupied by KBW and KDH. We have concluded that the combined operations of the Companies fall into one dominant industry segment.

Significant accounting policies:

Principles of combination: Our combined financial statements include the accounts of the KBW, KDH and the Partnership. All significant inter-company balances and transactions have been eliminated in our combined financial statements.

Revenue recognition: We manufacture and sell custom cabinetry and custom remodeling products principally to construction contractors. In certain instances, to facilitate the sale of our products, we may engage to install our products at the contractor worksite at the time of delivery. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, our price is fixed or otherwise determinable and collectability is probable. We believe that these conditions have been achieved when products have been picked up at our facility or delivered, and where installation is required, installed at our customer’s worksite. No one customer accounted for 10% or more of our sales during the periods presented.

KING COMPANIES
NOTES TO COMBINED FINANCIAL STATEMENTS

1.	Organization and significant accounting policies (continued):

Significant accounting policies (continued):

Depreciation expense: Buildings and improvements, vehicles, office and production equipment are depreciated using the straight-line method over the estimated useful lives of the related assets. Total depreciation expense amounted to $65,258 during the nine-months ended June 30, 2006 and $86,682 during the year ended September 30, 2005. Of these amounts $62,654 and $82,099 were included in cost of sales during the nine months ended June 30, 2006 and the year ended September 30, 2005, respectively.

Maintenance and routine repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the statement of operations. Carrying values of our long-lived assets are considered for impairment when and if facts and circumstances arise that are indications of a potential impairment; otherwise we perform this evaluation annually by considering the projected cash flows derived from our asset groups.

Pro forma income taxes: During the periods presented, the Companies were flow-through companies for income tax purposes; that is, either Subchapter S Corporations or partnerships. For purposes of the unaudited pro forma income tax provision we accounted for income taxes under the asset and liability method in accordance with Financial Accounting Standard No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets if it is more likely than not that we will not realize such assets through future sources of income.

Net income per share: Our combined basic income per share is computed applying the “two-class” approach for calculating and reporting earnings per share as provided in Financial Accounting Standard No. 128, Earnings per Share. The two-class approach is appropriate for reporting earnings per share when multiple classes of common stock participate in portions of earnings, as is the case in our combined financial statements. Basic earnings per share for each company is calculated by dividing net income by its weighted average number of outstanding common shares outstanding during the period of computation. We had no potentially dilutive, equity-indexed instruments outstanding during the periods presented in our consolidated statements of operations.

KING COMPANIES
NOTES TO COMBINED FINANCIAL STATEMENTS

1.	Organization and significant accounting policies (continued):

Significant accounting policies (continued):

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

Actual results could differ from these estimates.

2.	Related party transactions

Our other income and expense includes interest income arising from notes receivable from the stockholders of the Companies. As of June 30, 2006 and September 30, 2005, the Companies had stockholder notes bearing interest at 7.75% and due in full on November 1, 2006. The balance of these notes was $36,033 and $56,881 for June 30, 2006 and September 30, 2005, respectively. Interest payments were current through the end of both periods. In addition, as of June 30, 2006 and September 30, 2005, the Company had a stockholder demand line of credit bearing interest of 7.75%. The balance of this line of credit was $55,304 and $61,586 for June 30, 2006 and September 30, 2005, respectively. Interest payments on the demand line were current through both period ends.

3.	Unaudited pro forma income taxes:

Because the Companies were flow-through entities for income tax purposes (either Subchapter S Corporations or partnerships) during the periods presented, they were not subject to Federal, and certain state, income taxes. The pro forma data shown herein reflects the provision for income taxes that would have been recorded had the Companies been taxed as C corporations.

KING COMPANIES
NOTES TO COMBINED FINANCIAL STATEMENTS

3.	Unaudited pro forma income taxes (continued):

Our unaudited pro forma provision for income taxes consisted of the following components:

	Nine months ended June 30, 2006	Year Ended September 30, 2005
Current tax expense:
Federal	$221,078	$178,709
State	-	-
Deferred tax exp (benefit)	(37,693)	56,091
Total provision (benefit) for income taxes	$183,385	$234,800

The Companies’ state taxing jurisdiction (State of Washington) does not provide for a corporate income tax. The statutory rates in all other jurisdictions that we would have been taxed in were we taxed as C Corporations does not differ from our pro forma effective income tax rate.

KING COMPANIES
NOTES TO COMBINED FINANCIAL STATEMENTS

4.	Combined equity and net income per share:

Combined equity:

	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance at September 30, 2005	6,800	$32,000	$253,248	$1,185,668	$1,470,916

Net income	-	-	-	539,367	539,367
Distributions	-	-	-	(269,896)	(269,896)

Balance at June 30, 2006	6,800	$32,000	$253,248	$1,455,139	$1,740,387

King Brothers Woodworking	2,800	$28,000	$-	$861,408	$889,408
King Door and Hardware	4,000	4,000	253,248	157,444	414,692
King Partnership	-	-	-	436,287	436,287
	6,800	$32,000	$253,248	$1,455,139	$1,740,387

Balance at September 30, 2004	6,800	$32,000	$253,248	$789,220	$1,074,468

Net income	-	-	-	690,588	690,588
Distributions	-	-	-	(294,140)	(294,140)

Balance at September 30, 2005	6,800	$32,000	$253,248	$1,185,668	$1,470,916

King Brothers Woodworking	2,800	$28,000	$-	$584,938
King Door and Hardware	4,000	4,000	253,248	144,000	401,248
King Partnership	-	-	-	456,730	456,730
	6,800	$32,000	$253,248	$1,185,668	$1,470,916
Earnings per share:

Our combined basic income per share is computed applying the “two-class” approach for calculating and reporting earnings per share as provided in Financial Accounting Standard No. 128, Earnings per Share. The two-class approach is appropriate for reporting earnings per share when multiple classes of common stock participate in portions of earnings, as is the case in our combined financial statements. Basic earnings per share for each company is calculated by dividing net income by its weighted average number of outstanding common shares outstanding during the period of computation. We had no potentially dilutive, equity-indexed instruments outstanding during the periods presented in our consolidated statements of operations.

KING COMPANIES
NOTES TO COMBINED FINANCIAL STATEMENTS

4.	Combined equity and net income per share (continued):

The Companies were under common shareholder control and operated under one management group as an autonomous operating entity during the periods presented. The King Partnership recognized rental income from KBW and KDH and incurred certain expenses, which income and expense was eliminated in the combined financial statements. Since the King Partnership was not engaged in any other income producing activities and all costs were allocated to KBW and KDH, the Partnership did not have earnings on which to base per share amounts. The following table illustrates our computation of each of the components of the two-class earnings per share:

Nine-months ended June 30, 2006:	KBW	KDH
Net income	$355,338	$184,129
Basic and diluted income per share	$126.91	$46.03
Weighted average common shares	2,800	4,000

Year ended September 30, 2005:	KBW	KDH
Net income	$440,054	$250,534
Basic and diluted income per share	$157.16	$62.63
Weighted average common shares	2,800	4,000

5.	Commitments and Contingencies:

Warranties:  We provide a warranty on products manufactured for a one year period. We estimate the costs that may be incurred under the basic limited warranty and record a liability in the amount of such costs at the time the associated revenue is recognized. Factors that affect our warranty liability include the number of products manufactured, historical and anticipated rates of warranty claims and average cost per claim. Estimated warranty costs are accrued using a rate of 0.25% of sales. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. Warranty costs have not been material.

Lease obligations: We lease minor tools and equipment on cancellable month-to-month terms. Rent expense during the nine-months ended June 30, 2005 and the year ended September 30, 2007 was minimal.

6.	Subsequent event:

On July 1, 2006, Kesselring Holding Corporation, through a wholly-owned subsidiary, acquired all of the operating assets and assumed the operating liabilities of the Companies.

PART II
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 12, 2007 (the “Dismissal Date”), we advised Morgenstern, Svboda & Baer, CPA’s, P.C. (the “Former Auditor”) that they were dismissed as Offline Consulting Inc.’s (now know as Kesselring Holding Corporation) independent registered public accounting firm. The decision to dismiss the Former Auditor as Offline’s independent registered public accounting firm was approved by its Board of Directors on June 8, 2007. Upon receipt of such dismissal, the Former Auditor notified Offline that it had previously resigned on June 4, 2007 as the auditor for Offline pursuant to a letter sent to Marcello Trebitsch, Offline’s former executive officer and director, at Offline’s former offices located in Brooklyn, New York. As the Former Auditor’s resignation was sent to a former executive officer at Offline’s former address and not to Offline’s company address, we deem such resignation to be ineffective. Except as noted in the paragraph immediately below, the reports of the Former Auditor on Offline’s consolidated financial statements for the period commencing April 11, 2006 (inception) through December 31, 2006 did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle.

The reports of the Former Auditor on Offline’s consolidated financial statements for the period commencing April 11, 2006 (inception) through December 31, 2006 contained an explanatory paragraph which noted that there was substantial doubt as to its ability to continue as a going concern as it had no operations and no established source of revenue.

During the period commencing April 11, 2006 (inception) through December 31, 2006, and through the Dismissal Date, Offline has not had any disagreements with the Former Auditor on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the Former Auditor’s satisfaction, would have caused them to make reference thereto in their reports on our consolidated financial statements for such years.

During the period commencing April 11, 2006 (inception) through December 31, 2006, and through the Dismissal Date, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

We provided the Former Auditor with a copy of this disclosure. On June 19, 2007, the Former Auditor provided us with a letter dated June 15, 2007 stating that it agreed with the statements made in this section.

On June 12, 2007 (the “Engagement Date”), we engaged Lougheed & Company LLC (“New Auditor”) as its independent registered public accounting firm for its fiscal year ended September 30, 2007 because the New Auditor had served as the auditor of Kesselring Corporation, with whom we merged on May 18, 2007. The decision to engage the New Auditor as its independent registered public accounting firm was approved by our Board of Directors.

During the two most recent fiscal years and through the Engagement Date, the Company had not consulted with the New Auditor regarding either:

•
the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company nor oral advice was provided that the New Auditor concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

•
any matter that was either subject of disagreement or event, as defined in Item 304(a)(1)(iv)(A) of Regulation S-B and the related instruction to Item 304 of Regulation S-B, or a reportable event, as that term is explained in Item 304(a)(1)(iv)(A) of Regulation S-B.

PART II
ITEM 8A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our principal executive officer and principal accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chairman and Chief Executive Officer, along with the Company’s Chief Financial Officer, who concluded that the Company’s disclosure controls and procedures were effective as of the date of the evaluation.

There were no changes in internal controls during the quarterly period ended September 30, 2007 that have materially affected, or are reasonably likely to have materially affected, our internal controls subsequent to the date we carried out our evaluation.

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

PART II
ITEM 8B. OTHER INFORMATION

NONE.

PART III
ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE ISSUER

Executive Officers and Directors

Below are the names and certain information regarding our executive officers and directors following the acquisition of Kesselring:

Name	Age	Position
Douglas P. Badertscher	53	Chief Executive Officer and Director
Clifford H. Wildes	57	Chairman of the Board
Virgil Lee "Brother" Sandifer, Jr.	52	Interim Chief Financial Officer and Director
Gary King	67	Director and President of King Brothers
Kenneth Craig	53	Director
James K. Toomey	42	Director
Ben Bond	66	Director
Background of Executive Officers and Directors

Set forth below is a biographical description of each of our directors and senior executive officers.

Douglas P. Badertscher, Chief Executive Officer and Director

Mr. Badertscher has more than 22 years of experience providing financial, business and management services to the health care and financial sectors. Mr. Badertscher has spent the last several years as an executive in the health care industry. Most recently, from May 2004 to May 2006, Mr. Badertscher served as the Chief Executive Officer of Midtown Imaging LLC, a private company engaged in building and operating outpatient diagnostic imaging centers. From October 2003 to April 2004, Mr. Badertscher served as the Chief Executive Officer of Coastal Orthopedics which operates orthopedic surgery centers and from February 2002 to October 2004, Mr. Badertscher served as the Chief Executive Officer of Center for Sight which is engaged in the delivery of patient care in the field of ophthalmology. He also has 14 years of experience in the financial industry as the manager of New York-based companies Equitable and Mutual of New York.

Clifford H. Wildes, Chairman of the Board

Mr. Wildes has over 25 years of executive management experience in private and public companies. Over the past two decades, he has also acted as a CEO, COO, President and Chairman of numerous public and private entities. Mr. Wildes has had significant experience in the microelectronics, computer hardware and software industries, as well as investment and financial consulting for both technology and non-technology sectors. He was the founder and from inception to January 2007 and served as the Chairman of nFinanse, Inc., a publicly-traded company that is a provider of stored value and prepaid card solutions in the United States, symbol NFSE.OB. He was also the founder and from 1985 to 1995 served as the CEO and Chairman of Microtech International Inc., a privately held company that he sold to a Japanese public company in 1995, as well as the founder from inception to 1977 served as the CEO and Chairman of Nova Interactive Inc., which he sold to a public company in 1997. As an officer of these companies, Mr. Wildes' responsibilities included not only day-to-day operations, but also interfacing with the SEC, outside auditors and counsel.

Wildes has been a finalist for Inc. Magazines Entrepreneur of the Year award. He was featured on a FOX TV special and has been a guest speaker on radio talk programs discussing the latest technology and financial service solutions. He is listed in several Who’s Who publications with numerous newspaper and magazine articles featuring stories about him and or his various start-up companies’ success. Born in Boston, Massachusetts, Mr. Wildes earned a Bachelor of Science degree from Boston State College which is now the University of Massachusetts Boston.

Virgil Lee "Brother" Sandifer, Jr., Interim Chief Financial Officer and Director

Mr. Sandifer is a Certified Public Accountant and managing partner of the accounting firm of Sayle, Sandifer & Associates, LLP, where he has practiced since 1980. Mr. Sandifer attended the University of Mississippi where he received a Bachelor of Arts in Accounting in 1977 and a Master of Business Administration in 1979.

Gary King, President, King Brothers Woodworking and Director

Mr. King assumed financial and internal operational control of King Brothers Woodworking, Inc. in 1976 co-managing with his brother since that time. In 1997 Mr. King assumed a similar role in King Door and Hardware, Inc., a company he and his brother founded. Prior to that Mr. King worked in various staff and management positions with Battelle Memorial Institute, Pacific Northwest Laboratories in Richland, Washington. Mr. King holds both a BS degree in Physics and an MBA degree from the University of Washington in Seattle, WA. He currently serves as treasurer on the governing board of Northwest University in Kirkland, WA which he joined in 1985.

Kenneth Craig, Director

Mr. Craig has over 25 years of executive management experience in private and public companies. He was a co-founder, past CEO, CFO and Board Member of nFinanse, Inc. from April 2002 to August 2005, a publicly-traded company that is a provider of stored value and prepaid card solutions in the United States. From 1998 to 2001, Mr. Craig consulted or was employed by various companies holding positions of CEO, President or Vice President; his responsibilities included interfacing with investors, attorneys, auditors and the SEC.

James K. Toomey, Director

Mr. Toomey has served as a director of Coast Bank since April, 2000, and Chairman of the Board of Directors since June, 2003. Previously, Mr. Toomey served in various positions for KnightRidder/Bradenton Herald from 1990 to 1997. Since 1997, Mr. Toomey’s business interests have been focused towards commercial real estate and investments. He is the co-owner of four real estate investment companies, a retail clothing company, and an ice cream store. He founded the Toomey Foundation for the Natural Sciences in 2000, a not-for-profit organization for the preservation and education of archeological, paleontological and geological resources.

Ben Bond, Director

Mr. Bond is a Certified Public Accountant and for the past 12 years has operated a CPA firm that specializes in taxation, accounting and management consulting. Previously, Mr. Bond held management positions in accounting and auditing with several public companies, including Blount, Inc. and Grand Met, PLC. He began his career with Deloitte and Touche (then Haskins & Sells) in Tampa. A graduate of the University of Florida, he holds active CPA licenses in Florida and North Carolina.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of the officers, directors and employees of our company.

Compliance with Section 16 of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s Directors and executive officers, and persons who own more than 10 percent of the Company’s common stock, to file with the SEC the initial reports of ownership and reports of changes in ownership of common stock. Officers, Directors and greater than 10 percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Specific due dates for such reports have been established by the SEC and the Company is required to disclose in this annual report any failure to file reports by such dates during fiscal 2007. Based solely on its review of the copies of such reports received by it, or written representations from certain reporting persons that no Forms 5 were required for such persons, the Company believes that during the fiscal year ended September 30, 2007, there was no failure to comply with Section 16(a) filing requirements applicable to its officers, Directors and ten percent stockholders.

Board meetings and committees; annual meeting attendance

In 2007, the Board met 14 times and made 6 additional written resolutions. The directors attended all of the combined total meetings of the Board and the committees on which they served in 2007.

The Board of Directors has established an Audit Committee, a Compensation Committee, a nominating committee and a corporate governance committee. Mr. Bond serves as a member of the audit committee. The Board of Directors has not appointed any member of the Audit Committee as an "audit committee financial expert". Messrs Sandifer and Bond serve as members of the Compensation Committee. Nominations for election to the Board of Directors may be made by the Board of Directors or by any shareholder entitled to vote for the election of directors in accordance with our bylaws and Delaware law. Meetings may be held from time to time to consider matters for which approval of our Board of Directors is desirable or is required by law.

The Compensation Committee met 2 times and decided 2 matters by written resolution during the year ended September 30, 2007. The function of the Committee is to approve stock plans and option grants and review and make recommendations to the Board of Directors regarding executive compensation and benefits. The function of the Compensation Committee is to approve stock plans and option grants and review and make recommendations to the Board of Directors regarding executive compensation and benefits.

PART III

ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table summarizes all compensation recorded by the Company in each of the last two completed fiscal years for our principal executive officer and our three most highly compensated executives officers who were serving as executive officers as of the end of the fiscal year. Such officers are referred to herein as our “Named Officers.”

Name	Year ended	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Valueand Non-Qualified Deferred Compensation Earnings	All Other Comp		Total
Douglas P. Badertscher (1)	9/30/2007	31,251	-	-	-	-	-	-		31,251
CEO	9/30/2006	-	-	-	-	-	-	-		-
V.L. Sandifer Jr. (2)	9/30/2007	-	-	7,500	-	-	-	103,796	(6)	111,296
Interim CFO	9/30/2006	-	-	90,636	-	-	-	26,642	(6)	117,278
Clifford H. Wildes (3)	9/30/2007	109,154	-	60,000	-	-	-	31,920	(7)	201,064
Chairman	9/30/2006	-	-	101,966	-	-	-	11,250	(7)	113,216
Kenneth Craig (4)	9/30/2007	109,154	-	60,000	-	-	-	43,500	(5)	212,654
Director	9/30/2006	-	-	101,966	-	-	-	41,250	(5)	143,216
Laura Camisa (8)	9/30/2007	96,615	-	99,000	46,000	-	-	-		241,615
Former CFO	9/30/2006	-	-	-		-	-	-		-

(1) Mr. Badertscher was appointed Chief Executive Officer of the Company effective August 15, 2007.

(2)
Mr. Sandifer served as our Interim Chief Financial Officer from June 1, 2006 until December 31, 2006 when he resigned from his position with the Company. Mr. Sandifer did not receive any base salary or bonus in fiscal year 2006 for his services as our Chief Financial Officer. Mr. Sandifer’s firm performs tax work for the Company.

(3)
Mr. Wildes served as our acting Chief Operating Officer from May 1, 2006 until December 31, 2006 when he was appointed as our Chief Operating Officer. Mr. Wildes did not receive any base salary or bonus in fiscal year 2006 for his services as our Chief Operating Officer. Mr. Wildes resigned from the position of Chief Operating Officer effective August 15, 2007.

(4)
Mr. Craig served as our acting Chief Executive Officer from May 1, 2006 until December 31, 2006 when he was appointed as our Chief Executive Officer. Mr. Craig did not receive any base salary or bonus in fiscal year 2006 for his services as our Chief Executive Officer. Mr. Craig resigned from the position of Chief Executive Officer effective August 15, 2007.

(5)	Represents payments made for consulting services while Mr. Craig was our acting Chief Executive Officer.

(6)	Represents payments made for consulting services while Mr. Sandifer was our Interim Chief Financial Officer in fiscal 2007 in addition to tax services performed.

(7)	Represents payments made for consulting services while Mr. Wildes was our acting Chief Operating Officer.

(8)
Ms. Camisa resigned as Chief Financial Officer on the October 5, 2007. In January, 2007, we granted options to purchase 200,167 shares of our common stock to Ms. Camisa as part of an employment agreement. These options vested immediately and must be excercised by 1/4/08. The fair value of the option award was estimated on the date of grant as $46,000 using the BlackScholes-Merton valuation model.

Outstanding Equity Awards at Fiscal Year-End

Kesselring’ s Named Executive Officers did not hold unexercised options or any other stock awards as of the end of our fiscal year, September 30, 2006.

As of September 30, 2007, the following equity awards were outstanding:

Option Awards						Stock Awards
Equity
			Equity					Incentive
			Incentive					Plan Awards:
			Plan				Market	Number
			Awards:				Value of	of
	Number	Number	Number			Number	Shares or	Unearned
	of	of	of			of Shares	Units of	Shares,
	Securities	Securities	Securities			or Units	Stock	Units or
	Underlying	Underlying	Underlying			of Stock	That	Other Rights
	Unexercised	Unexercised	Unexercised	Option		That Have	Have	That Have
	Options	Options	Unearned	Exercise	Option	Not	Not	Not
	(#)	(#)	Options	Price	Expiration	Vested	Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)
Laura
Camisa	200,167	0	0	$0.23	01-04-08	0	$0.00	0

Except as set forth above, no other named executive officer has received an equity award.

We adopted FAS 123(R) in October, 2006. Had our compensation expense for stock-based awards previously been determined based upon fair values at the grant dates for awards under this plan, our net loss and net loss per share amount for the years ended September 30, 2007 and 2006 would have been unchanged.

Restricted Stock Issued for the year ended September 30, 2007:

Restricted stock was issued to officers, directors, employees and consultants pursuant to their agreements during the year ended September 30, 2007. The stock vested upon issuance. The following table summarizes the activity related to restricted stock issued to officers, directors, employees and consultants during the year ended September 30, 2007:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)
None

Compensation expense related to restricted stock grants was $461,144 for fiscal 2007. At September 30, 2007, we have no unrecognized compensation expense related to restricted stock grants.

Director Compensation

Outside Directors are compensated at $3,000 per quarter plus awarded 25,000 shares of restricted stock per year for acting in such capacity. For the year ended September 30, 2007, we compensated the members of our Board of Directors a total of 75,000 shares of common stock with a fair value of $22,501. This amount is included in other operating expenses in our Consolidated Statement of Operations. Additionally, Directors are reimbursed for reasonable out-of-pocket expenses for attending meetings. Inside directors are not compensated for acting as a Director.

The following table sets forth with respect to the named Director, compensation information inclusive of equity awards and payments made in the year end December 31, 2006.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Ben Bond	$0	$7,500	$0	$0	$0	$0	$7,500

James K. Toomey	$0	$7,500	$0	$0	$0	$0	$7,500

Employment Agreements

Douglas P. Badertscher, Chief Executive Officer

Mr. Badertscher was appointed by the Board of Directors on August 15, 2007 as President and Chief Executive Officer of the Company. On October 25, 2007, Mr. Badertscher and the Company executed an Employment Agreement regarding the same, effective August 15, 2007. On December 10, 2007, Mr. Badertscher and the Company entered into an Amended and Restated Employment Agreement also effective August 15, 2007. That agreement provides for the following terms and conditions:

·	Base annual salary of $250,000;
•
The award of options to purchase 2,500,000 shares of common stock of which 625,000 vest on November 15, 2007, 625,000 shall vest on February 15, 2008, 625,000 shall vest on May 15, 2008 and 625,000 shall vest on August 15, 2008 at an exercise price of $0.30 per share on a cash or cashless basis;

•	Participation in the employee stock incentive plan;
•	$35,000 advance against future bonuses to be paid on execution of agreement;
•
Operating Income bonus, accrued and paid (subject to cash availability) quarterly, equal to the greater of $35,000 or 3.0% of that fiscal year’s operating income to paid no later than 75 days following the end of the quarter in which the bonus payment accrued;

•
Acquisition bonus equal to 1/2 of 1% (50 basis points) of the Gross Revenue of the acquired company, accrued and paid (subject to cash availability) in two equal parts: at closing and after the successful integration of the acquired company;

•	Automobile allowance of $350 per month;
•	Reimbursement of membership fees up to a maximum of $2,500 to the Founder’s Club;
•	Company paid health benefits for the executive and his family;
•	Participation in all employee benefit plans and programs; and,
•	Reimbursement of reasonable expenses.

The term of the employment agreement is 36 months and may be renewed for one-year periods unless either party notifies the other within 60 days prior to the end of the initial or renewal employment term of its intent to terminate the agreement.

PART III

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of September 30, 2007 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned		Percentage of Common Stock (2)
Douglas Badertscher, CEO*	1,250,000	(8)	3.40%
V. L. Sandifer, CFO*	445,342		1.25%
Kenneth Craig*	2,902,739	(3)	8.17%
Clifford H. Wildes*	2,852,703	(4)	8.03%
Gary and Margaret King*	5,720,500	(3)	16.11%
Nicole O’Sullivan	2,255,500	(5)	6.95%
Daniel Ezelle	2,185,500		6.16%
Teresita Craig	2,757,788	(6)	7.77%
James K. Toomey *	765,630	(7)	2.16%
Ben Bond *	25,000.007%
Curtis and Lois King	2,965,000		8.35%
All officers and directors as a group (7) persons	13,986,914		38.05%
*Executive officer and/or director of our company.

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Kesselring Holding Corporation, 6710 Professional Parkway, Suite 301, Sarasota, FL 34240.

(2)
Applicable percentage ownership is based on 35,507,665 shares of common stock outstanding as of December 26, 2007, together with securities exercisable or convertible into shares of common stock within 60 days of December 26, 2007 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of December 26, 2007 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated at outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Includes an aggregate of 1,501,227 shares of common stock held by Mr. Craig’s wife and children.

(4)	Includes 1,501,247 shares of common stock held by Mr. Wildes’ wife.

(5)	Represents shares of common stock held by the Nicole O’Sullivan Trust.

(6)	Includes 710,600 shares of common stock beneficially owned by Tectonics, Inc.

(7)	Includes an aggregate of 500,409 shares of common stock held by Mrs. Craig’s husband.

(8)
Includes 625,000 shares of common stock issuable upon exercise of options that have vested and 625,000 shares of common stock issuable upon exercise of options that will vest within 60 days of December 26, 2007.

PART III

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Consulting Fees, Related Parties: Our consulting fees, related parties, decreased $139,796 to $429,189 in 2007, compared to $568,985 in the prior year. In the prior year, the consulting fees were paid entirely under share-based payment arrangements. We record share-based payments at fair value. In 2007, Consulting fees, related parties, were paid in cash and represent fees paid for services in connection with the decision to become a public company.

Our consulting fees, related parties, for the year ended September 30, 2007 amounted to $429,189 and is comprised of the following:

Our former Chief Executive Officer received $43,500 in fees under a consultancy contract through the first quarter of the fiscal year ended September 30, 2007. Subsequent to this consultancy agreement, the former Chief Executive Officer received a salary which was included in salaries and benefits.

Our former Chief Operating Officer and current Chairman of our Board of Directors received $31,910 in fees under a consultancy contract through the first quarter of the fiscal year ended September 30, 2007. Subsequent to this consultancy agreement, the former Chief Operating Officer received a salary which was included in salaries and benefits.

In March 2007, Advice Consulting was retained to manage the subsidiaries of Kesselring Corporation, the predecessor of Kesselring Holding Corporation. The Managing Member of Advice Consulting was the father of Ken Craig, the Chief Executive Officer at the time and a current director. On June 15, 2007, Advice Consulting, LLC terminated their consulting agreement with Kesselring Corporation and was paid a cancellation fee of $48,000 pursuant to the consulting agreement.

We paid $103,796 in professional fees to an accounting firm partially owned by our Interim Chief Financial Officer and Director.

We paid $73,983 in consultancy fees to Spyglass Ventures. The managing partner of Spyglass Ventures is also actively involved in other unrelated business ventures. The Chairman of our Board of Directors is directly involved in some of those other unrelated business ventures. Our Chairman does not participate in the determination of fees that we pay to Spyglass Ventures.

Board of Directors or Related Party Loans: In October, November and December 2007, certain members of our Board of Directors, or organizations with which they are affiliated, funded an aggregate $600,000 to us pursuant to notes payable. These notes bear interest at 7.0% and mature as follows: April 18, 2009 – $250,000; April 23, 2009 - $50,000; May 6, 2009 - $25,000; May 8, 2009 - $25,000 and June 13, 2009 – $250,000.

Clifford H. Wildes, Chairman of the Board of Directors of the Company, and Todd A. Ellsworth, a consultant to the company, are partners in Searchlight Partners LLC and Searchlight Advisors LLC. Searchlight Partners LLC and Searchlight Advisors LLC have a business relationship with Cypress Advisors, a consulting firm to the Company and to which the Company has paid fees. Wildes, Ellsworth and Searchlight have not received any fees from any business relationship associated with any business between Kesselring and Cypress.

During 2007, the Clifford H. Wildes, Chairman of the Board of Directors of the Company, contracted with a Kesselring subsidiary to perform work at his residence at a standard Kesselring billing rate and profit. This work was for approximately $29,000 and was paid in full by Mr. Wildes. In November, 2007, Wildes entered into a second contract not to exceed $32,000 with a Kesselring subsidiary for work to be performed on his residence at a standard Kesselring billing rate and profit, commencing in January, 2008. Mr. Wildes paid a deposit of $20,000 pursuant to the contract.

James K. Toomey joined the Board of Directors of Kesselring Holding Corporation on June 4, 2007 and serves on the Audit Committee and is Chairman of the Nominations and Corporate Governance Committee. In the preceding three years, Mr. Toomey, his affiliates, partners, family members or entities of which he is a member, officer or director, have hired Kesselring Homes or Kesselring Restoration for the following projects: from February to May 2006, to remodel a personal residence for approximately $76,000; in June and July, 2006, a business remodeling for Two Sides of Nature, Inc., for $14,000; and electrical remodeling for Two Scoops, Inc. for approximately $1,600; and, in November 2006, remodeling of an office building to which Mr. Toomey is a director for approximately $600. In October, 2007, Kesselring Holding Corporation received a note payable from AMI Holdings, Inc., a business in which Mr. Toomey and his spouse have a 42% interest, for $250,000 maturing in April, 2009 with an interest rate of 7% annually. In December, 2007, Kesselring Holding Corporation received a second note payable from AMI Holdings, Inc., a business in which Mr. Toomey and his spouse have a 42% interest, for $250,000 maturing in June, 2009 with an interest rate of 7% annually.

Virgil L. Sandifer, Interim Chief Financial Officer and Director, is the personal accountant for Kenneth Craig, also a Director of the Company.

Mr. Craig sold an automobile to Company in fiscal year 2006 for $17,000.

Mr. Sandifer was paid $103,796 directly or to his company for accounting and tax services provided to the Company in fiscal year 2007. Additionally, Mr. Sandifer accrues compensation of $2,000 per week pursuant to his duties as Interim Chief Financial Officer of the Company.

PART III

ITEM 13. EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Incorporation (3)

3.2	Certificate of Designation for Series A Preferred Stock (1)

3.3	Certificate of Ownership (4)

3.4	Bylaws (3)

4.1	Securities Purchase Agreement entered with Vision Master Opportunity Fund Ltd. (1)

4.2	Series A Warrant issued to Vision Opportunity Master Fund Ltd. (1)

4.3	Series B Warrant issued to Vision Opportunity Master Fund Ltd. (1)

4.4	Series J Warrant issued to Vision Opportunity Master Fund Ltd. (1)

4.5	Registration Rights Agreement entered with Vision Master Opportunity Fund Ltd. (1)

4.6	Warrant issued to Cypress Advisors LLC(1)

10.1	Share Purchase Agreement by and among Offline Consulting, Inc., Kesselring Corporation shareholders of Kesselring Corporation(1)

10.2	Settlement Agreement by and between Offline Consulting Inc. and Marcello Trebitsch(1)

10.3	Agreement and Release of Claims by and between Kesselring Corporation and Laura A. Camisa (6)

10.4	Amended and Restated Employment Agreement by and between Kesselring Holding Corporation and Douglas P. Badertscher (7)

10.5	Employee Nonstatutory Stock Option Agreement issued to Douglas P. Badertscher (7)

14.1	Code of Ethics

16.1	Letter from Morgenstern, Svboda & Baer, CPA’s, P.C(5).

31.1	Certification of the Chief Executive Officer and the Principal Accounting/Financial Officerpursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and the Principal Accounting/Financial Officer pursuant to 18 U.S.C. Section 1350, AsAdopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 21, 2

(2)	Incorporated by reference to the Form 8-K/A filed with the Securities and Exchange Commission on June 20, 2007.

(3)	Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission on D 7, 2006.

(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 13, 20

(5)	Incorporated by reference to the Form 8-K/A Current Report filed with the Securities and Exchange Commission on June 20,

(6)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 5,

(7)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 2007.

PART III

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Lougheed & Company LLC for the audit of our annual consolidated financial statements for the year ended September 30, 2007 amounted to $101,400. The aggregate fees billed by Lougheed & Company LLC for the review of our quarterly filings amounted to $23,480.

The aggregate fees billed by Morgenstern, Svoboda & Baer, CPAs, PC for the audit of our annual consolidated financial statements and reviews of quarterly financial statements for the year ended December 30, 2006 amounted to $5,000.

The aggregate fees billed by Lougheed & Company LLC for audit-related services of our acquired companies during the year ended September 30, 2007 was $8,000.

All Other Fees

The aggregate fees billed by Lougheed & Company LLC for services, primarily related to consents issued in connection with registration statements, during the years ended September 30, 2007 amounted to $66,700.

Audit Committee Pre-approval

Our Audit Committee approves all audit and non-audit services provided by our primary accountants.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KESSELRING HOLDING CORPORATION
(Issuer)

By:	/s/ Douglas P. Badertscher
Douglas P. Badertscher, President and Chief Executive Officer, December 28, 2007 (Principle Executive Officer)

By:	/s/Virgil L. Sandifer, Jr.
Virgil L. Sandifer, Jr., Interim Chief Financial Officer and Director, December 28, 2007 (Principle Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Douglas P. Badertscher	/s/ Clifford H. Wildes
Douglas P. Badertscher, President and Chief Executive Officer, December 28, 2007 (Principle Executive Officer)	Clifford H. Wildes, Chairman of the Board of Directors, December 28, 2007

/s/ Virgil L. Sandifer, Jr.	/s/ Gary E. King
Virgil L. Sandifer, Jr., Interim Chief Financial Officer and Director, December 28, 2007 (Principle Accounting Officer)	Gary E. King, Director, December 28, 2007

/s/ Kenneth Craig	/s/ Ben Bond
Kenneth Craig, Director, December 28, 2007	Ben Bond, Director, December 28, 2007

James K. Toomey, Director, December 28, 2007