Form 10QSB
period 2007-12-31
Kesselring Holding Corporation.
filed 2008-02-14
CIK 1374881

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2007

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-52375

KESSELRING HOLDING CORPORATION
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-4838580 (IRS Employer Identification Number)
6710 Professional Parkway, Suite 301 Sarasota, Florida 34240 (Addresses of principal executive offices)	34240 (Zip Code)
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

As of December 31, 2007,  35,667,665 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [ ]    No [X]

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND SEPTEMBER 30, 2007

	December 31	September 30
Assets	(Unaudited)
Current assets
Cash and cash equivalent	$79,705	$159,744
Accounts receivable, net of allowance for doubtful accounts
of $96,264 and $96,264, respectively	1,871,983	1,311,833
Inventories	448,877	580,203
Costs and estimated earnings in excess of billings on
uncompleted contracts	70,689	132,435
Deferred income tax asset	-	-
Other Current Assets	110,145	141,669
Total current assets	2,581,399	2,325,884

Property and equipment, net	2,774,223	2,643,835
Intangible assets, net	20,999	24,499
Deferred loan costs	53,633	55,095
Total assets	$5,430,254	$5,049,313

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$1,787,455	$1,488,154
Billings in excess of costs and estimated earnings on
uncompleted contracts	352,007	192,932
Notes payable and current maturities of long-term debt	331,161	31,246
Notes payable - related parties	675,000	-
Deferred income taxes	-	-
Total current liabilities	3,145,623	1,712,333

Long-term debt, less current maturities	1,619,227	1,543,435
Total liabilities	4,764,850	3,255,768

Commitments and contingent liabilities (Note 8)	-	-

Stockholders' equity
Preferred stock, $.0001 par value, 20,000,000 shares authorized;
1,000,000 and 0 Series A shares issued and outstanding, respectively
aggregate liquidation preference of $1,725,000	1,500,000	1,500,000
Common stock, $0.0001 par value, 200,000,000 shares authorized;
35,667,665 and 35,507,665 shares issued and outstanding, respectively	3,567	3,551
Additional paid-in capital	4,163,965	3,984,152
Accumulated deficit	(5,002,128)	(3,694,158)
Total stockholders' equity	665,404	1,793,545
Total liabilities and stockholder's equity	$5,430,254	$5,049,313

See notes to condensed consolidated financial statements.

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
	(Unaudited)
Revenues
Contract services	$908,718	$1,864,131
Product sales	1,789,156	1,508,183
	2,697,874	3,372,314

Cost of revenues
Contract services	816,700	1,358,971
Product sales	1,396,190	1,235,488
	2,212,890	2,594,459

Gross profit	484,984	777,855

Operating expenses
Salaries and benefits, including share-based
payments of $184,830 in 2007	984,639	269,292
Professional fees	327,785	462,683
Rent and occupancy	66,776	38,116
Depreciation and amortization, less amounts
incuded in cost of revenues	35,684	40,848
Repairs and maintenance	27,360	14,714
Transportation	34,748	7,980
Insurance	42,364	-
Advertising	34,447	-
Other operating expenses	205,752	108,686
	1,759,555	942,318

Loss from operations	(1,274,571)	(164,463)

Other income (expense)
Interest income	-	2,040
Interest expense	(34,255)	(19,866)
Other income (expense), net	1,198	(2,034)
Total other income (expense), net	(33,057)	(19,860)

Loss before income taxes	(1,307,628)	(184,323)
Income tax benefit	-	62,671

Net loss	(1,307,628)	(121,652)

Undeclared preferred stock dividends	(37,500)	-
Loss applicable to common shareholders	$(1,345,128)	$(121,652)

Loss per common share
Basic and diluted	$(0.04)	$(0.00)

Weighted average common shares outstanding
Basic and diluted	35,541,072	26,192,422

See notes to condensed consolidated financial statements.

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
	(Unaudited)
Cash flows from operating activities:
Net loss	$(1,307,628)	$(121,652)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	62,613	69,201
Stock-based compensation—employees	184,830	-
Stock-based compensation—consultants	-	4,900
Gain on disposal of equipment	(10,030)	-
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(560,150)	347,924
Inventories	131,325	(39,215)
Contract assets	61,747	(139,302)
Other current assets	31,522	(144,475)
Other assets	1,463	-
Accounts payable and accrued expenses	299,301	69,810
Contract liabilities	153,732	(104,258)
Net cash from operating activities	(951,275)	(57,067)

Cash flows from investing activities:
Purchases of property and equipment	(179,471)	(142,847)
Net cash from investing activities	(179,471)	(142,847)

Cash flows from financing activities:
Proceeds from notes payable	383,162	-
Proceeds from notes payable - related parties	775,000	-
Repayment of notes payable	(7,455)	(36,237)
Repayment of notes payable, related parties	(100,000)	(178,611)
Proceeds from sale of common stock	-	490,000
Net cash from financing activities	1,050,707	275,152

Net change in cash:	(80,039)	75,238
Cash at beginning of period	159,744	550,482
Cash at end of period	$79,705	$625,720

Supplemental Cash Flow Information:
Cash paid for interest	32,368	6,476
Cash paid for taxes	26,705	14,518

See notes to condensed consolidated financial statements.

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of presentation and nature of our business:

Basis of presentation:

Our unaudited condensed consolidated financial statements as of and for the three months ended December 31, 2007 and 2006 have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with interim reporting standards of Regulation S-B of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of our financial position as of December 31, 2007, our results of operations for the three months ended December 31, 2007 and 2006 and cash flows for the three months ended December 31, 2007 and 2006 have been included in their preparation. These unaudited condensed consolidated financial statements should be read in conjunction with our annual financial statements for our fiscal year ended September 30, 2007 and Management’s Discussion and Analysis or Plan of Operation, and related notes thereto, included in the Company’s Form 10-KSB filed by Kesselring Holding Corporation on December 28, 2007 with the SEC. Operating results for the three months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008.

The preparation of financial statements in accordance with Accounting Principles Generally Accepted in the United States of America contemplates that the Company will continue as a going concern, for a reasonable period. As reflected in our consolidated financial statements, we have incurred losses of ($1,307,628) and ($121,652) during the three months ended December 31, 2007 and 2006, respectively. We have also used cash of ($951,275) and ($57,067) in our operating activities during the three months ended December 31, 2007 and 2006, respectively. Finally, we have a current working capital deficiency of ($564,224) that is insufficient in our management’s view to sustain our current levels of operations for a reasonable period without substantial cost curtailment and additional financing. These trends and conditions continue to raise substantial doubt surrounding our ability to continue as a going concern for a reasonable period.

In response to these trends and conditions, our Board of Directors has been actively engaged in the restructuring of our executive and operational management. This restructured management team has developed a strategic plan to alleviate our liquidity shortfalls, curtail expenses and, ultimately, achieve profitability. Since August 2007, execution of this plan has included (i) the elimination of certain of our Florida-based positions and the associated employment costs, (ii) the curtailment of operating costs and expenses, principally in the area of outside consulting and professional fees, (iii) the refocus of contracting work away (although, not completely) from less profitable homebuilding activities to more profitable restoration and renovation contracting activities; and, (iv) the aggressive development of our manufactured products business. We believe that further cost curtailment opportunities are present to provide for our continuity for a reasonable period. However, in addition to the restructuring of our current operations, management is currently reviewing certain substantial financing arrangements, performing due diligence procedures on certain acquisition candidates and carefully considering other strategic initiatives to bring the Company into a state of profitability and continued growth.

Ultimately, the Company’s ability to continue for a reasonable period is dependent upon management’s continued curtailment of costs and expenses to a level that our current operations can support and obtaining additional financing to augment working capital requirements and support acquisition plans. There can be no assurance that management will be successful in achieving sufficient cost reductions or obtain financing under terms and conditions that are suitable. The accompanying financial statements do not include any adjustments associated with these uncertainties.

2	Nature of our business and segment information:

We are engaged in (i) restoration services, principally to commercial property owners, (ii) the manufacture and sale of cabinetry and remodeling products, principally to contractors and (iii) multifamily and commercial remodeling and building services on customer-owned properties. We apply the “management approach” to the identification of our reportable operating segments as provided in Financial Accounting Standard No. 131 Disclosures about Segments of an Enterprise and Related Information. This approach requires us to report our segment information based on how our chief decision making officer internally evaluates our operating performance. Our business segments consist of (i) Construction Services and (ii) Manufactured Products. Construction Services consists of commercial and multifamily construction and restoration services including the exterior removal and replacement of steel reinforced concrete, stucco, carpentry work, waterproofing and painting of commercial buildings such as hotels and apartment buildings. We currently provide these services to commercial property owners principally in the West Central Florida Area. Our Manufactured Products business consists of the custom manufacturing and sale of cabinetry, wood moldings, doors, casework, display fixtures and other types of specialty woodwork. We provide the vast majority of these products to commercial construction contractors in the Northwestern United States and some products to homebuilding contractors in that same area.

Selected financial information about our segments for the three months ended December 31, 2007 and 2006 is provided in the table below:

2007	Construction Services	Manufactured Products	Corporate	Total
Revenues	$908,718	$1,789,156	$--	$2,697,874
Operating Income/(Loss)	(222,665)	(101,200)	(983,763)	(1,307,628)
Depreciation and amortization	17,075	34,032	11,506	62,613
Identifiable assets (at 12/31/07)	1,118,960	4,046,384	264,910	5,430,254

2006	Construction Services	Manufactured Products	Corporate	Total
Revenues	$1,864,131	$1,508,183	$--	$3,372,314
Operating Income/(Loss)	114,631	48,788	(327,882)	(164,463)
Depreciation and amortization	42,106	27,095	--	69,201
Identifiable assets (at 9/30/07)	819,321	4,014,093	215,898	5,049,312

During the three months ended December 31, 2007 and 2006 we incurred expenses of $983,763 and $327,882, respectively, in strategic business activities that were not directly attributable to the operations of our segments. All other corporate expenses have been allocated to the segments.

3.	Inventories:

Inventories consisted of the following at December 31, 2007 and September 30, 2007:

	December 31	September 30
Raw materials	$258,851	$126,253
Work-in-process	190,026	323,555
Finished goods	--	130,394
	$448,877	$580,203

4.	Accounts payable and accrued expenses:

Accounts payable and accrued expenses consisted of the following at December 31, 2007 and September 30, 2007:

	December 31	September 30
Accounts payable	$1,518,997	$1,031,898
Accrued expenses	221,009	407,964
Accrued losses on contracts	1,465	1,465
Accrued warranty costs	45,984	46,828
	$1,787,455	$1,488,155

5.	Notes payable:

Notes payable consisted of the following at December 31, 2007 and September 30, 2007:

	December 31	September 30
Variable rate mortgage note payable, due January 2017 (a)	$1,243,015	$1,247,261
8.0% Note payable, due July 2017 (b)	305,027	306,562
4.9% Note payable, due August 2010	19,185	20,858
Prime plus 1%, $300,000 bank credit facility (c)	300,000	--
7.0% related party notes due on demand (d)	675,000	--
Loans on equipment	83,161	--

	2,625,388	1,574,681
Current maturities	(1,006,161)	(31,246)
Long-term debt	$1,619,227	$1,543,435

(a)
In March, 2007, we borrowed $1,255,500 under a ten-year, adjustable rate mortgage note. The coupon rate is based on the five-year Treasury Rate for Zero-Coupon Government Securities, plus 280 basis points (6.25% and 7.73% at December 31, 2007 and September 30, 2007, respectively). The mortgage note is secured by commercial real estate owned in Washington State.

(b)
In August, 2007, we incurred mortgage debt of $308,000 as the partial purchase price for commercial real estate owned in Washington State with a cost of $389,257. This note has a ten-year term and an adjustable coupon rate based on the five-year Treasury Rate for Zero-Coupon Government Securities, plus 310 basis points (6.55% and 8.03% at December 31, 2007 and September 30, 2007, respectively). This debt is secured by the real estate acquired.

(c)	$100,000 of this bank line of credit expires on March 31, 2008; $200,000 expires on October 31, 2008.

(d)	See Note 6 for additional information about these related party notes.

Maturities of our notes payable for each year ending September 30 (or remaining period thereof) at December 31, 2007 are as follows:

2008	$478,275
2009	608,611
2010	54,398
2011	48,757
2012	33,370
Thereafter	1,401,977
$2,625,388

6.	Related party transactions:

Consulting fees, related parties:

Our consulting fees, related parties, for the three months ended December 31, 2007 and 2006 amounted to $35,198 and $184,199, respectively, and are comprised of the following:

For the three months ended December 31, 2007 and 2006, we paid $11,984 and $43,399, respectively, in professional fees to an accounting firm partially owned by our Interim Chief Financial Officer and Director.

For the three months ended December 31, 2007 and 2006, we paid $23,214 and $17,390, respectively, in consultancy fees to Spyglass Ventures. The managing partner of Spyglass Ventures is also actively involved in other unrelated business ventures. The Chairman of our Board of Directors is directly involved in some of those other unrelated business ventures.  Our Chairman does not participate in the determination of the fees that we pay to Spyglass Ventures.

Our former Chief Executive Officer received $43,500 in fees under a consultancy contract for the three months ended December 31, 2006.

Our former Chief Operating Officer and current Chairman of our Board of Directors received $31,910 in fees under a consultancy contract for the three months ended December 31, 2006.  Subsequent to this consultancy contract this individual received a salary which was included in salaries and benefits.

We paid $48,000 in consultancy fees to a family member of our former Chief Executive Officer for the three months ended December 31, 2006.

Related party loans:

In October, November and December 2007, certain members of our Board of Directors, or organizations with which they are affiliated, funded an aggregate $675,000 to the company pursuant to notes payable. These notes bear interest at 7.0% and mature as follows: October 23, 2008 - $50,000; December 27, 2008 - $30,000; December 31, 2008 - $45,000; April 18, 2009 – $250,000; May 8, 2009 - $25,000; June 13, 2009 – $250,000; November 6, 2009 - $25,000.

Other related party transactions:

During the three months ended December 31, 2007, we accrued compensation for members of our Board of Directors of $5,696. This amount is included in other operating expenses.

7.	Stockholders’ equity:

During the three months ended December 31, 2007, we issued 160,000 shares of our common stock to employees for compensation. We valued these common shares using the trading market prices in effect on the date of the award. Total expense arising from these share-based payments amounted to $60,800 and is recorded as a component of salaries and benefits.

During the three months ended December 31, 2007, we issued stock options to purchase 2,500,000 shares of our common stock to our former Chief Executive Officer (prior to his separation, see Note 9) of which 625,000 vested on November 15, 2007, 625,000 were to vest on February 15, 2008, 625,000 were to vest on May 15, 2008 and 625,000 were to vest on August 15, 2008. The stock options have an exercise price of $0.30 per share (such was the trading market price on the grant date) and expire at the end of a five-year term. We are required to record compensation expense related to these stock options as they vest using the grant-date, fair value method prescribed in Statements on Financial Accounting Standards No. 123R Accounting for Share-Based Payments. The grant-date fair value of the stock options was estimated to be $282,851 using the Trinomial Lattice valuation technique. Significant assumptions underlying this technique include (i) an effective volatility range of 55.71% to 97.28%, (ii) a risk-free rate range of 2.89% to 3.32% and (iii) an effective term equal to the contractual term.

The following table illustrates the status of our stock option awards as of December 31, 2007:

	Options Outstanding	Weighted Average Prices
October 1, 2007	240,200	$0.39
Granted	2,500,000	0.30
Exercised	--	--
Expired	--	--
December 31, 2007	2,740,200	$0.31

Exercisable at December 31, 2007	865,200

The above options have an aggregate weighted average remaining term of 4.84 years.

We also have warrants outstanding to purchase 10,297,671 shares of our common stock. Our outstanding warrants range in exercise prices from $0.49 to $0.54 and have a weighted average remaining life of 3.13 years on December 31, 2007.

The following table illustrates the status of our stock warrants as of December 31, 2007:

	Warrants Outstanding	Weighted Average Prices
October 1, 2007	10,297,671	$0.52
Granted	--	--
Exercised	--	--
Expired	--	--
December 31, 2007	10,297,671	$0.52

Exercisable at December 31, 2007	10,297,671

8.	Commitments and contingencies:

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

Restructuring and termination charges:

In October, 2007, we terminated the President of our Construction Services Segment. Negotiations for termination benefits are on-going and will be recorded, if any, in the period that both the arrangement is approved and the former employee is notified of the benefit, if any. In October, 2007, our Chief Financial Officer terminated her employment. As part of her employment agreement, severance benefits amounting to $87,500 were awarded. These benefits will be paid over a period of six months. We record severance and other post-employment expenses in the period in which the benefits are estimable and communicated to the terminated employee. Our salaries and benefits for the three months ended December 31, 2007 include $87,500 of post employment benefit expense.

Our management is currently contemplating measures that may give rise to exit, disposal and termination costs in future periods. Accounting for these types of costs was significantly altered in 2003 when the Financial Accounting Standards Board issued Statements on Financial Accounting Standards No. 146 Accounting for Costs Associated with Exit of Disposal Activities. Statement No. 146 represents a significant change from the then prior practice by requiring that a liability for costs associated with an exit or disposal activity be recognized and initially measured at fair value only when the liability is incurred. Accordingly, exit, disposal and termination costs, if any, will be considered for treatment under Statement No. 146 in future periods, as they arise.

One such measure to reduce our costs that we commenced after December 31, 2007, is the restructuring or termination of the lease that we entered into during September 2007 (discussed below). On February 13, 2008, we were advised by the landlord that we are in default of our obligations pursuant to the lease and that the landlord has exercised its rights to terminate the lease. The landlord has filed a Summons and Complaint against the Company. (See Part II, Item 1. Legal Proceeding, for further comments) We are attempting to sub-lease the space and negotiate a settlement with the landlord. Consistent with the requirements of Statement No. 146, any termination costs arising from this arrangement will be recorded in the period the lease is restructured or terminated.

Lease arrangements:

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

9.	Subsequent events:

Subsequent financings:

In January 2008, a member of our Board of Directors loaned $20,000 to the Company pursuant to a note payable. This note bears interest at 7.0% and matures on January 2, 2009.

Management changes:

Our Board of Directors is actively engaged in the restructuring of the Company’s management. As a result of these activities, the following management changes became effective following the quarterly close:

On February 5, 2008, our Board of Directors terminated Mr. Douglas P. Badertscher as Chief Executive Officer of the Company. Mr. Badertscher currently has chosen to continue as a Director of the Company. The terms of the separation arrangement, if any, are currently under review by our attorneys. We record severance and other post-employment expenses in the period in which the benefits are estimable and communicated to the terminated employee. Accordingly, any benefits associated with this event, if any, will be recorded in the period that these conditions have been met.

Commencing with the aforementioned separation, our former Chief Executive Officer and current Director, Mr. Kenneth Craig, has reassumed these responsibilities.

On February 12, 2008, Mr. Charles B. Rockwood accepted our offer of employment to become our Chief Operating and Financial Officer, effective February 15, 2008. Mr. Rockwood’s employment arrangement provides for: (i) a base salary of $175,000; (ii) stock options to purchase 1,000,000 shares of our common stock at an exercise price of $0.14 per share (shares vest ratably on May 12, 2008, August 12, 2008, November 12, 2008, February 12, 2009); (iii) company paid health insurance for Mr. Rockwood and his family; (iv) 20 days of paid vacation per year; and (v) up to 3 month’s severance pay if executive is terminated from company without having violated any laws or committed any acts against moral turpitude.

On February 13, 2008, James K. Toomey and Darryl Rosser resigned from the Board of Directors.  Mr. Toomey will continue as an advisor to the Company.  Mr. Rosser was appointed to the Board of Directors on January 17, 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

Results of Operations for the three months ended December 31, 2007, and 2006:

Revenues: Our consolidated revenues decreased $674,440, or 20%, to $2,697,874 in 2007 compared to $3,372,314, for the prior year.

Manufactured Products Segment: Revenues from our Manufactured Products Segment increased $280,973 or 19%, to $1,789,156 in 2007 compared to $1,508,183, for the prior year.

Construction Services Segment: Revenues from our Construction Services Segment decreased $955,416, or 51%, to $908,718 in 2007 compared to $1,864,131, for the prior year.  The following table illustrates the revenue comparison for our Homebuilding and Restoration Services divisions:

	2007	2006
Homebuilding	$253,614	$1,610,485
Restoration Services	655,104	253,646
	$908,718	$1,864,131

We had five homes under construction in fiscal 2007, two were completed and three are over 95% complete as of December 31, 2007. All of these homes were contracted for during 2005 and 2006. We did not contract to build any new homes during 2007 and are not currently considering building other homes in the future.  We are currently planning to scale down these Homebuilding operations and focus our efforts on growing the more profitable Restoration Services division.

Cost of Revenues and Margins: Our consolidated cost of revenues decreased $381,569, or 15%, to $2,212,890 in 2007 compared to $2,594,459, for the prior year. Our consolidated gross profit decreased $292,871, or 38%, to $484,984 in 2007 compared to $777,855, for the prior year.

Manufactured Products Segment: Cost of revenues in our Manufactured Products Segment increased $160,702, or 13%, to $1,396,190 in 2007 compared to $1,235,488, for the prior year.

Construction Services Segment: Cost of revenues in our Construction Services Segment decreased $542,271, or 40%, to $816,700 in 2007 compared to $1,358,971, for the prior year. The following table illustrates the cost of revenues comparison for our Homebuilding and Restoration Services divisions:

	2007	2006
Homebuilding	$600,914	$1,268,391
Restoration Services	215,786	90,550
	$816,700	$1,358,971

The gross profit in our Homebuilding division reflects the completion of most of the remaining houses the Company had under contract as of December 31, 2007.

Salaries and Benefits Expenses: Our salaries and benefits expense increased $715,347, or 266%, to $984,639 in 2007 compared to $269,292, for the prior year.

Our salaries and benefits expense in 2007 includes $184,830 of compensation arising from share-based payment arrangements, compared to $-0- in 2006. We have entered into employment contracts that include share-based awards. In addition, as we grow our business, we may use share-based payment arrangements to compensate and motivate our employees. Accordingly, share-based payments and the associated expense may increase in future periods.

A former officer of the company resigned on October 5, 2007. As a result, we recognized $87,500 of severance during the three months ended December 31, 2007. This severance will be paid over the first two quarters of fiscal 2008. We are currently negotiating the terms of separation with two former officers and may incur termination benefits. Amounts associated with termination benefits are recorded when they are both approved by our Board of Directors and communicated to the former employee. Accordingly, we may incur expense in future periods related to these negotiations.

During the three months ended December 31, 2007, we further decreased the workforce involved in our Construction Services Segment and at our Corporate Headquarters. These headcount reductions will result in lower compensation expense in future periods. However, as our operations grow and improve, we will add employees accordingly.

Professional Fees: Our professional fees decreased $134,898, or 29%, to $327,785 in 2007 compared to $462,683, for the prior year. This decrease reflects the reduction in the need for outside professionals to assist the Company in its efforts to enter the public marketplace.

Rent and Occupancy: We rent the facilities used for our Corporate Headquarters and our Construction Services Segment under operating leases. We own the facilities used for our Manufactured Products Segment and, accordingly, rent and occupancy costs for that segment are minimal. Our rent and occupancy expense increased $28,660, or 75%, to $66,776 in 2007 compared to $38,116, for the prior year.

Depreciation and Amortization: Depreciation and amortization, net of amounts included in cost of sales, decreased $5,164, or 13%, to $35,684 in 2007 compared to $40,848, for the prior year.

Repair and Maintenance: Repair and Maintenance expense increased $12,646, or 86%, to $27,360 in 2007 compared to $14,714, for the prior year.

Other Operating Expenses: Other operating expenses increased $97,066, or 89%, to $205,752 in 2007 compared to $108,686 for the prior year. This increase is due to the establishment of a separate Corporate Holding Company and its associated expenses.

Interest Expense: Our interest expense increased $14,389, or 72%, to $34,255 in 2007 compared to $19,866, for the prior year due to increased average borrowings.

Interest Income: We received $-0- and $2,040 in interest income in 2007 and 2006, respectively. The increase in interest income was a result of higher average deposited balances.

Income Tax Benefit: We recorded an income tax benefit of $62,671 in 2006. We recognize income tax benefits from net operating losses only in instances where future revenue sources, as outlined in Statements on Financial Accounting Standards No. 109 Accounting for Income Taxes, are present. During that period, we recognized the benefits against future reversing temporary differences; that is, deferred tax credits. During the year ended September 30, 2007, we exhausted all future income sources and, accordingly, do not expect to record income tax benefits in our current fiscal year.

Loss Applicable to Common Stockholders: Loss applicable to common stockholders amounting to ($1,345,128) represents our net loss of ($1,307,628) less preferred stock dividends and accretions of $37,500. Our preferred stock dividends and accretion arose in connection with our Series A Preferred Stock and Warrant Sale in May of 2007. Since the preferred stock has a cumulative dividend feature, those dividends, declared or undeclared, will continue to be reflected in our loss applicable to common shareholders until the preferred shares are converted, if ever. We have not declared dividends on the Series A Preferred Stock. However, for purposes of computing our net loss per common share, we are required to include dividends in arrearage that amounts to $87,500 as of December 31, 2007.

Loss Per Common Share: Our loss per common share increased from ($0.00) in 2006 to ($0.04) in 2007. The increase in the loss per common share is attributable to (i) our increased net loss during 2007 coupled with (ii) the preferred stock dividends and accretions that are required to be reflected as reductions to our net loss solely for this computation. Our diluted loss per common share does not include the effects of (i) our Convertible Series A Preferred Stock, (ii) warrants and (iii) employee stock options, because the effects of these financial instruments on our diluted loss per share is anti-dilutive.

Liquidity and Capital Resources:

Working Capital: We have a working capital deficiency of ($564,225) as of December 31, 2007, compared to working capital of $653,551 as of September 30, 2007. While our net current assets increased $255,515 during the intervening period, our net current liabilities increased by $1,433,290. The increase in net current liabilities is largely attributable to short-term borrowings of $974,915 (of which $675,000 was loaned to the Company by related parties and affiliated companies) and increases in our accounts payable and accrued liabilities of $299,300. We are currently addressing our working capital deficiency by curtailing our costs, obtaining bridge financing from available sources, and working with certain of our vendors to further extend their payment terms. We are also aggressively seeking permanent and/or long-term financing opportunities to alleviate these working capital deficiencies. There can be no assurance that management will be successful in achieving sufficient cost reductions or obtain additional financing under terms and conditions that are suitable.

Cash flows from Operating Activities: Net cash used in operating activities was ($951,275) for the three months ended December 31, 2007 as compared to net cash used in operating activities of ($57,067) for the three months ended December 31, 2006. The principle reason for this increase was our net loss increased to $1,307,628 for the three months ended December 31, 2007 as compared to $121,652 for the three months ended December 31, 2006.

Cash flows from Investing Activities: Capital expenditures were $179,471 and $142,847 for the three months ended December 31, 2007 and 2006, respectively. We currently have no material commitments for equipment or other capital expenditures.

Cash flows from Financing Activities: During the three months ended December 31, 2007, we generated cash from (i) the issuance of notes payable to related parties for $775,000, (ii) drawings on a Line of Credit for $300,000, and (iii) the issuance of notes payable in connection with the purchase of machinery and equipment for $83,162. In January 2008, a member of our Board of Directors an aggregate $20,000 to the company pursuant to notes payable. This note bears interest at 7.0% and matures on January 2, 2009.

Commitments, Guarantees and Off Balance Sheet Items:

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

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our principal executive officer and principal accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, along with the Company’s Chief Financial Officer, who concluded that the Company’s disclosure controls and procedures were effective as of the date of the evaluation.

There were no changes in internal controls during the quarterly period ended December 31, 2007 that have materially affected, or are reasonably likely to have materially affected, our internal controls subsequent to the date we carried out our evaluation.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business. Except as disclosed below:

On February 13, 2008, Cannon Offices, LLC filed a summons and complaint against the Company seeking eviction of the Company at the 6710 Professional Parkway West, Suite 301, Sarasota, Florida 34240 location, breach of contract and a landlord lien of all personal property, goods and fixtures located at the facility. Pursuant to the breach of contract claim, the Cannon Offices, LLC is seeking outstanding rent together with expenses, taxes and late fees in the amount of $13,637 as well as future rent pursuant to the remaining term of the lease.

On February 5, 2008, our Board of Directors terminated Mr. Douglas P. Badertscher as Chief Executive Officer of the Company. Mr. Badertscher currently has chosen to continue as a Director of the Company. The terms of the separation arrangement, if any, are currently under review by our attorneys.  If a separation agreement is not entered with Mr. Badertscher, the Company intends to vigorously defend its rights, which may result in litigation.

Except as set forth above, we are currently not aware of any legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results. We define material as equal to or greater than 10% of our current assets for these purposes.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

Item 6. Exhibits

Number	Description

3.1	Certificate of Incorporation (3)

3.2	Certificate of Designation of Series A Preferred Stock (1)

3.3	Certificate of Ownership (4)

3.4	By-Laws (3)

4.1	Securities Purchase Agreement entered with Vision Master Opportunity Fund Ltd. (1)

4.2	Series A Warrant issued to Vision Master Opportunity Fund Ltd. (1)

4.3	Series B Warrant issued to Vision Master Opportunity Fund Ltd. (1)

4.4	Series J Warrant issued to Vision Master Opportunity Fund Ltd. (1)

4.5	Registration Rights Agreement entered with Vision Master Opportunity Fund Ltd. (1)

4.6	Warrant issued to Cypress Advisors LLC (1)

10.1	Share Exchange Agreement by and among Offline Consulting, Inc., Kesselring Corporation and the shareholders of Kesselring Corporation (1)

10.2	Settlement Agreement by and between Offline Consulting, Inc. and Marcello Trebitsch (1)

16.1	Letter from Morgenstern, Svboda & Baer, CPA’s P.C. (5)

31.1	Certification by Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 21, 2007.
(2)	Incorporated by reference to the Form 8-K/A filed with the Securities and Exchange Commission June 20, 2007.
(3)	Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission June 20, 2007.
(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 13, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kesselring Holding Corporation
(Registrant)

By:/s/ Kenneth W. Craig
Kenneth W. Craig
Chief Executive Officer

By:/s/ Virgil L. Sandifer, Jr.
Virgil L. Sandifer, Jr.
Interim Chief Financial Officer

Date:  February 14, 2008