Form 10QSB
period 2008-03-31
Kesselring Holding Corporation.
filed 2008-05-15
CIK 1374881

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-QSB

(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                        For the quarter ended March 31, 2008

[  ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                            Commission File No. 000-52375

KESSELRING HOLDING CORPORATION

(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-4838580 (IRS Employer Identification Number)

1956 Main Street Sarasota, Florida 34236 (Addresses of principal executive offices)	34236 (Zip Code)
Issuer's telephone number, including area code: (941) 953-5774

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer 	Accelerated filer  Non-accelerated filer 

Non accelerated filer   (Do not check if a smaller reporting company)  Smaller reporting company 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes [ ]    No [X]

As of May 14, 2008, 37,992,305 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [ ]    No [X]

KESSELRING HOLDING CORPORATION. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

FORWARD-LOOKING STATEMENTS

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2008 AND SEPTEMBER 30, 2007

	2008	2007
Assets	(Unaudited)
Current assets
Cash and cash equivalent	$48,027	$159,744
Accounts receivable, net of allowance for doubtful accounts
of $113,474 and $96,264, respectively	1,203,321	1,311,833
Inventories	456,375	580,203
Costs and estimated earnings in excess of billings on
uncompleted contracts	68,651	132,435
Other Current Assets	181,725	141,669
Total current assets	1,958,099	2,325,884

Property and equipment, net	2,684,033	2,643,835
Intangible assets, net	17,499	24,499
Deferred loan costs	52,170	55,095
Total assets	$4,711,801	$5,049,313

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable and accrued expenses	$2,163,474	$1,488,154
Restructuring reserve	693,185	-
Billings in excess of costs and estimated earnings on
uncompleted contracts	153,426	192,932
Notes payable and current maturities of long-term debt	278,672	31,246
Notes payable - related parties	695,000	-
Total current liabilities	3,983,757	1,712,333

Long-term debt, less current maturities	1,605,585	1,543,435
Total liabilities	5,589,342	3,255,768

Commitments and contingent liabilities (Note 8)	-	-

Stockholders' equity (deficit)
Preferred stock, $.0001 par value, 20,000,000 shares authorized;
1,000,000 and 1,000,000 Series A shares issued and outstanding,
respectively aggregate liquidation preference of $1,725,000	1,500,000	1,500,000
Common stock, $0.0001 par value, 200,000,000 shares authorized;
35,467,665 and 35,507,665 shares issued and outstanding, respectively	3,547	3,551
Additional paid-in capital	4,172,125	3,984,152
Accumulated deficit	(6,553,213)	(3,694,158)
Total stockholders' equity (deficit)	(877,541)	1,793,545
Total liabilities and stockholder's equity (deficit)	$4,711,801	$5,049,313

See notes to condensed consolidated financial statements.

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007

Revenues	2008	2007
Manufactured Products	$1,928,113	$1,979,475
Construction Services	479,768	1,352,864
	2,407,881	3,332,339

Cost of revenues
Manufactured Products	1,297,330	1,739,175
Construction Services	483,304	938,181
	1,780,634	2,677,356

Gross profit	627,247	654,983

Operating expenses
Salaries and benefits, including share-based
payments of $82,479 in 2008, $46,000 in 2007	562,313	465,037
Professional fees	236,717	404,504
Rent and occupancy	53,646	45,062
Depreciation and amortization, less amounts
included in cost of revenue	47,036	27,541
Repairs and maintenance	16,330	19,185
Transportation	22,431	24,644
Insurance	25,089	-
Advertising	13,913	-
Restructuring and exit costs	789,100	-
Other operating expenses	368,494	93,925
	2,135,069	1,079,898
Loss from operations	(1,507,822)	(424,915)

Other income (expense)
Interest income	-	1,859
Interest expense	(49,452)	(24,939)
Other income (expense), net	6,190	-
Total other income (expense), net	(43,262)	(23,080)

Loss before income taxes	(1,551,084)	(447,995)
Income taxes	-	170,291
Net loss	(1,551,084)	(277,704)
Undeclared preferred stock dividends	(37,500)	-
Loss applicable to common shareholders	$(1,588,584)	$(277,704)

Loss per common share
Basic and diluted	$(0.04)	$(0.01)

Weighted average common shares outstanding
Basic and diluted	35,537,995	26,472,235

See notes to condensed consolidated financial statements.

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED MARCH 31, 2008 AND 2007

	2008	2007
Revenues
Manufactured Products	$3,717,269	$3,487,658
Construction Services	1,388,486	3,216,995
	5,105,754	6,704,653

Cost of revenues
Manufactured Products	2,620,316	2,974,663
Construction Services	1,300,004	2,297,152
	3,920,320	5,271,815

Gross profit	1,185,434	1,432,838

Operating expenses
Salaries and benefits, including share-based
payments of $209,038 in 2008, $46,000 in 2007	1,619,130	734,330
Professional fees	599,896	867,187
Rent and occupancy	120,422	83,178
Depreciation and amortization, less amounts
included in cost of revenue	79,816	68,389
Repairs and maintenance	38,006	33,899
Transportation	70,389	32,625
Insurance	66,503	-
Advertising	47,686	-
Restructuring and exit costs	789,100	-
Other operating expenses	528,285	202,610
	3,959,233	2,022,218
Loss from operations	(2,773,799)	(589,380)

Other income (expense)
Interest income	-	3,899
Interest expense	(83,707)	(44,805)
Other income (expense), net	(1,206)	(2,033)
Total other income (expense), net	(84,913)	(42,939)

Loss before income taxes	(2,858,712)	(632,319)
Income taxes	-	232,962
Net loss	(2,858,712)	(399,357)
Undeclared preferred stock dividends	(75,000)	-
Loss applicable to common shareholders	$(2,933,712)	$(399,357)

Loss per common share
Basic and diluted	$(0.08)	$(0.02)

Weighted average common shares outstanding
Basic and diluted	34,683,451	26,192,422

See notes to condensed consolidated financial statements.

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2008 AND 2007

	2008	2007

Cash flows from operating activities:
Net loss	$(2,858,712)	$(399,357)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	125,553	131,401
Stock-based compensation—employees	209,038	46,000
Stock-based compensation—directors	27,024	-
Gain on disposal of equipment	21,733	-
Loss on settlement of related party liabilities	7,088	-
Deferred income taxes	-	(232,961)
Stock-based compensation—consultants	-	15,400
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	108,511	(273,080)
Inventories	123,828	80,428
Contract assets	63,784	(1,747)
Other current assets	(40,056)	(236,620)
Other assets	2,925	-
Accounts payable and accrued expenses	1,318,324	(87,883)
Contract liabilities	(44,849)	(115,721)
Net cash from operating activities	(935,809)	(1,074,140)

Cash flows from investing activities:
Purchases of property and equipment	(180,484)	(150,792)
Net cash from investing activities	(180,484)	(150,792)

Cash flows from financing activities:
Proceeds from notes payable	603,744	1,446,348
Proceeds from notes payable - related parties	795,000	-
Repayment of notes payable	(294,168)	(55,178)
Repayment of notes payable, related parties	(100,000)	(929,389)
Proceeds from sale of common stock	-	490,000
Net cash from financing activities	1,004,576	951,781

Net change in cash	(111,717)	(273,151)
Cash at beginning of period	159,744	550,482
Cash at end of period	$48,027	$277,331

Supplemental Cash Flow Information:
Cash paid for interest	$83,707	$44,805
Liabilities extinguished with the issuance of common stock	$136,068	-
Paid-in capital arising from the issuance of common stock and
assets in settlement of related party liabilities	$(57,152)	$-

See notes to condensed consolidated financial statements.

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of presentation and nature of our business:

Basis of presentation:

Our unaudited condensed consolidated financial statements as of March 31, 2008 and for the three and six months ended March 31, 2008 and 2007 have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with interim reporting standards of Regulation S-B of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of our financial position as of March 31, 2008, our results of operations for the three and six months ended March 31, 2008 and 2007 and cash flows for the six months ended March 31, 2008 and 2007 have been included in their preparation. These unaudited condensed consolidated financial statements should be read in conjunction with our annual financial statements for our fiscal year ended September 30, 2007 and Management’s Discussion and Analysis and Plan of Operation, and related notes thereto, included in the Company’s Form 10-KSB filed on December 28, 2007 with the SEC. Operating results for the six months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008.

The preparation of financial statements in accordance with Accounting Principles Generally Accepted in the United States of America contemplates that the Company will continue as a going concern, for a reasonable period. As reflected in our condensed consolidated financial statements, we have incurred losses of ($2,858,712) and ($399,357) during the six months ended March 31, 2008 and 2007, respectively. We have used cash of ($935,809) and ($1,074,140) in our operating activities during the six months ended March 31, 2008 and 2007, respectively. We also have a current working capital deficiency of ($2,025,658) that is insufficient in our management’s view to sustain our current levels of operations for a reasonable period without additional financing. Finally, as discussed in Note 4, we have defaulted on a material operating lease that has resulted in a material charge to our operations during the current quarter. These trends and conditions continue to raise substantial doubt surrounding our ability to continue as a going concern for a reasonable period.

In response to these trends and conditions, our Board of Directors has substantially restructured our executive management. This restructured executive management team has been implementing a strategic plan to alleviate our liquidity shortfalls, improve gross profit margins, reduce expenses and, ultimately, achieve profitability. Since August 2007, execution of this plan has included (i) the elimination of a substantial number of our Florida-based positions and the associated employment costs, (ii) the curtailment of operating costs and expenses, (iii) the refocus of construction services work away from less profitable homebuilding activities to more profitable restoration and renovation activities; and, (iv) the aggressive development of our manufactured products business.

In addition to the restructuring of our current operations, management is currently performing due diligence procedures on certain acquisition candidates and carefully considering other strategic initiatives to bring the Company into a state of profitability and continued growth.

On April 29, 2008, we entered into an agreement with a financial institution to provide up to $1,000,000 in secured credit, subject to certain limitations. This facility will replace a previous facility with another bank that had a limit of $300,000. Under this new facility, we are permitted to draw on an advance line of up to 80% of certain eligible accounts receivable arising from our manufactured products segment. The interest rate is Prime plus 4.5%. The line is secured by the accounts receivable, inventory, and the unencumbered fixed assets of that segment. As part of the transaction, the lender was granted 150,000 shares of common stock having a fair market value of $15,000. In addition to this financing arrangement, we are currently seeking other permanent equity sources. However, there can be no assurance that additional capital arrangements, at terms suitable to our management, will present themselves.

Ultimately, the Company’s ability to continue for a reasonable period is dependent upon management’s ability to continue to increase revenues and profits, maintain current operating expense levels, and obtaining additional financing to augment working capital requirements and support acquisition plans. There can be no assurance that management will be successful in achieving these objectives or obtain financing under terms and conditions that are suitable. The accompanying financial statements do not include any adjustments associated with these uncertainties.

2.	Nature of our business and segment information:

We are engaged in (i) restoration services, principally to commercial property owners, (ii) the manufacture and sale of cabinetry and remodeling products, principally to contractors and (iii) multifamily and commercial remodeling and building services on customer-owned properties. We apply the “management approach” to the identification of our reportable operating segments as provided in Financial Accounting Standard No. 131 Disclosures about Segments of an Enterprise and Related Information. This approach requires us to report our segment information based on how our chief decision making officer internally evaluates our operating performance. Our business segments consist of (i) Construction Services and (ii) Manufactured Products. Construction Services consists of commercial and multifamily construction and restoration services including the exterior removal and replacement of steel reinforced concrete, stucco, carpentry work, waterproofing and painting of commercial buildings such as hotels, condominiums, and apartment buildings. We currently provide these services to commercial property owners principally in the West Central Florida Area. Our Manufactured Products business consists of the custom manufacturing and sale of cabinetry, wood moldings, doors, casework, display fixtures and other types of specialty woodwork. We provide the vast majority of these products to commercial construction contractors in the Northwestern United States and some products to homebuilding contractors in that same area.

Selected financial information about our segments for the six months ended March 31, 2008 and 2007 is provided in the table below:

2008	Construction Services	Manufactured Products	Corporate	Total
Revenues	$1,388,486	$3,717,269	$--	$5,105,754
Operating Income/(loss)	(891,841)	(282,766)	(1,684,105)	(2,858,712)
Restructuring charges	(40,000)	--	(749,100)	(789,100)
Depreciation and amortization	(32,113)	(69,719)	(23,721)	(125,553)
Identifiable assets (at 3/31/08)	514,970	3,973,309	223,522	4,711,801

2007	Construction Services	Manufactured Products	Corporate	Total
Revenues	$3,216,995	$3,487,658	$--	$6,704,653
Operating Income/(loss)	(193,060)	149,900	(356,197)	(399,357)
Depreciation and amortization	(84,077)	(47,324)	--	(131,401)
Identifiable assets (at 9/30/07)	819,321	4,014,093	215,899	5,049,313

During the six months ended March 31, 2008 and 2007 we incurred expenses of $1,684,105 and $356,197, respectively, in strategic business activities that were not directly attributable to the operations of our segments. All other corporate expenses have been allocated to the segments. Also during the six months ended March 31, 2008, we recorded restructuring and exit costs that are more fully described in Note 4.

3.	Inventories:

Inventories consisted of the following at March 31, 2008 and September 30, 2007:

	2008	2007
Raw materials	$312,783	$126,253
Work-in-process	143,592	323,555
Finished goods	--	130,394
	$456,375	$580,203

4.	Accounts payable and accrued expenses:

Accounts payable and accrued expenses consisted of the following at March 31, 2008 and September 30, 2007:
	2008	2007
Accounts payable	$1,701,753	$1,031,898
Accrued expenses	418,807	407,964
Accrued losses on contracts	1,465	1,465
Accrued warranty costs	41,449	46,828
Accounts payable and accrued expenses	2,163,474	1,488,154
Restructuring reserve	693,185	--
	$2,856,659	$1,488,154

Restructuring and exit activities:

As discussed in Note 1, our Board of Directors has substantially restructured our executive management. This restructured executive management team has been implementing a strategic plan to alleviate our liquidity shortfalls, improve gross profit margins, reduce expenses and, ultimately, achieve profitability. Since August 2007, execution of this plan has included (i) the elimination of a substantial number of our Florida-based positions and the associated employment costs, (ii) the curtailment of operating costs and expenses, (iii) the refocus of construction services work away from less profitable homebuilding activities to more profitable restoration and renovation activities; and, (iv) the aggressive development of our manufactured products business.

In addition to the restructuring of our current operations, management is currently performing due diligence procedures on certain acquisition candidates and carefully considering other strategic initiatives to bring the Company into a state of profitability and continued growth.  The Company cannot provide any guarantee with respect to its ability to close on the acquisition of these candidates.

We account for exit and termination activities in accordance with Financial Accounting Standards Board issued Statements on Financial Accounting Standards No. 146 Accounting for Costs Associated with Exit of Disposal Activities. Statement No. 146 represents a significant change from the then prior practice by requiring that a liability for costs associated with an exit or disposal activity be recognized and initially measured at fair value only when the liability is incurred.

The following table illustrates the activity in our restructuring reserve:

Activity	Balance at October 1, 2007	Restructuring Charges	Restructuring Payments	Balance at March 31, 2008
Contract termination costs	$--	$452,040	$--	$452,040
Termination benefits	--	312,060	95,915	216,145
Other associated costs	--	25,000	--	25,000
	$--	$789,100	$95,915	$693,185

Contract Termination Costs:  In March 2008, we exited a significant facility operating lease that has remaining non-cancellable payments of $748,787 (including executory costs). We are currently negotiating with the landlord on a settlement or other arrangement. We have recorded our best estimate of the fair value of the lease obligation, which is net of possible sublease collections, using a probability weighted, discounted forward cash flow valuation technique.

Termination Benefits: We have terminated the employment of certain officers and employees since the commencement of our restructuring activities. We record termination benefits when they are both approved by the appropriate level of management (or in some instance our Board of Directors) and the benefit is communicated to and committed to the employee. Our termination benefits do not include any on-going performance (such as stay-bonuses) or benefit (such as health) requirements.

Other Associated Costs: These costs generally include direct, incremental expenses associated with the exit or restructuring activities, such as legal expenses.

Since current accounting standards provide for the recognition of restructuring and exit activities when the related costs have been incurred, we may have additional charges in future periods as we continue our restructuring activities.

5. Notes payable:

Notes payable consisted of the following at March 31, 2008 and September 30, 2007:

	2008	2007
Variable rate mortgage note payable, due January 2017 (a)	$1,238,910	$1,247,261
8.0% Note payable, due July 2017 (b)	303,391	306,562
4.9% Note payable, due August 2010	16,922	20,858
Prime plus 1%, $300,000 bank credit facility (c)	247,000	--
7.0% related party notes due on demand (d)	695,000	--
Loans on equipment	78,034	--

	2,579,257	1,574,681
Current maturities (including related party notes)	(973,672)	(31,246)
Long-term debt	$1,605,585	$1,543,435

(a)
In March, 2007, we borrowed $1,255,500 under a ten-year, adjustable rate mortgage note. The coupon rate is based on the five-year Treasury Rate for Zero-Coupon Government Securities, plus 280 basis points (5.26% and 7.73% at March 31, 2008 and September 30, 2007, respectively). The mortgage note is secured by commercial real estate owned in Washington State.

(b)
In August, 2007, we incurred mortgage debt of $308,000 as the partial purchase price for commercial real estate owned in Washington State with a cost of $389,257. This note has a ten-year term and an adjustable coupon rate based on the five-year Treasury Rate for Zero-Coupon Government Securities, plus 310 basis points (5.56% and 8.03% at March 31, 2008 and September 30, 2007, respectively). This debt is secured by the real estate acquired.

(c)	$100,000 of this bank line of credit expired on March 31, 2008; $200,000 expires on October 31, 2008. See Note 9 for additional information about a new line of credit.

(d)	See Note 6 for additional information about these related party notes.

Maturities of our notes payable for each year ending September 30 (or remaining period thereof) at March 31, 2008 are as follows:

2008	$272,795
2009	727,705
2010	54,398
2011	48,757
2012	33,370
Thereafter	1,442,232
$2,579,257

6.	Related party transactions:

Consulting fees, related parties:

Our consulting fees, related parties, for the six months ended March 31, 2008 and 2007 amounted to $35,325 and $292,282, respectively, and are comprised of the following:

•	We paid $12,111 and $84,042, respectively, in professional fees to an accounting firm partially owned by our former Interim Chief Financial Officer and Director.

•
We paid $23,214 and $36,830, respectively, in consultancy fees to Spyglass Ventures. The managing partner of Spyglass Ventures is also actively involved in other unrelated business ventures. The Chairman of our Board of Directors and our Chief Operating and Financial Officer are directly involved in some of those other unrelated business ventures.  Our Chairman and our Chief Operating and Financial Officer do not participate in the determination of the fees that we pay to Spyglass Ventures.

Our Chief Executive Officer received $43,500 in fees under a consultancy contract for the six months ended March 31, 2007.  Subsequent to this consultancy contract this individual received a salary which is included in salaries and benefits.

Our former Chief Operating Officer and current Chairman of our Board of Directors received $31,910 in fees under a consultancy contract for the six months ended March 31, 2007.  Subsequent to this consultancy contract, this individual received a salary which is included in salaries and benefits.

We paid $96,000 in consultancy fees to a family member of our former Chief Executive Officer for the six months ended March 31, 2007.  There were no consulting fees paid for the six months ended March 31, 2008.

Related party loans:

In October, November and December 2007 and January 2008, certain members of our Board of Directors, or organizations with which they are affiliated, funded an aggregate $795,000 to the company pursuant to notes payable. $100,000 of these loans were repaid during the quarter ended December 31, 2007. These notes bear interest at 7.0% and mature as follows: October 23, 2008 - $50,000; December 27, 2008 - $30,000; December 31, 2008 - $45,000; January 3, 2009 - $20,000; April 18, 2009 – $250,000; May 8, 2009 - $25,000; June 18, 2009 – $250,000; November 6, 2009 - $25,000.

Settlements:

During the quarterly period ended March 31, 2008, we settled obligations to certain officers and directors (having a carrying value in accounts payable and accrued liabilities of $165,067) for 1,228,630 shares of common stock, having a fair value of $86,004, and cash and assets, having a fair value of $28,999. We accounted for each individual settlement separately. Gains (aggregating $57,152) were recorded in stockholders’ equity due to the related party nature of the settlement. Losses (aggregating $7,088) were recorded in salaries and benefits. The common shares were not physically issued until May 2008. Also see Note 7.

7.	Stockholders’ equity (deficit):

Common stock issuances:

During the six months ended March 31, 2008, we issued 160,000 shares of our common stock to employees for compensation. We valued these common shares using the trading market prices in effect on the date of the award. Total compensation expense related to this award amounted to $60,800 and is included in salaries and benefits expense.

Also during the six months ended March 31, 2008, we committed to the issuance of an aggregate of 2,274,630 shares of common stock to certain officers and board members in connection with their employment contracts and settlements, as follows.

•
We committed to the issuance of 1,046,000 shares of common stock, having a fair value of $73,220, to two officers in connection with their ongoing employment arrangements. These shares vested upon the award date and the expense is reflected in our salaries and benefits expense. The shares were physically issued in May 2008.

•
We committed to the issuance of 1,228,630 shares of common stock, having a fair value of $86,004, to our officers and board members as partial settlement of liabilities. The remainder of the settlement was in the form of cash and assets having a fair value of $28,999. The settlements gave rise to (i) a credit to paid-in capital of $57,152, representing the extinguishment gains resulting from the settlements and (ii) a charge to salaries and benefits of $7,088, representing the extinguishment losses resulting from the settlements. Extinguishment gains or losses were determined relative to each employee or board member. Extinguishment gains arising from transactions with related parties are, as required under current accounting standards, recorded as a capital transaction. The shares were physically issued in May 2008.

Stock options:

We record compensation expense related to stock options as they vest using the grant-date, fair value method prescribed in Statements on Financial Accounting Standards No. 123R Accounting for Share-Based Payments. The aggregate grant-date fair value of stock options issued during the six months ended March 31, 2008 was estimated to be $336,938 using the Trinomial Lattice valuation technique. Significant assumptions underlying this technique include (i) an effective volatility range of 55.71% to 97.28%, (ii) a risk-free rate range of 2.89% to 3.32% and (iii) an effective term equal to the contractual term.

The following table illustrates the status of our stock option awards as of March 31, 2008:

	Options Outstanding	Weighted Average Prices
October 1, 2007	240,200	$0.39
Granted	3,500,000	0.25
Exercised	--	--
Expired or forfeited	(2,500,000)	0.30
March 31, 2008	1,240,200	$0.19

Exercisable at March 31, 2008	240,200

The above options have an aggregate weighted average remaining term of 4.64 years.

Amortization of our stock-option based compensation arrangements during the six months ended March 31, 2008 amounted to $75,018, as is included in the caption salaries and benefits.

Warrants:

We have warrants outstanding to purchase 10,297,671 shares of our common stock. Our outstanding warrants range in exercise prices from $0.49 to $0.54 and have a weighted average remaining life of 2.93 years on March 31, 2008.

The following table illustrates the status of our stock warrants as of March 31, 2008:

	Warrants Outstanding	Weighted Average Prices
October 1, 2007	10,297,671	$0.52
Granted	--	--
Exercised	--	--
Expired	--	--
March 31, 2008	10,297,671	$0.52

Exercisable at March 31, 2008	10,297,671

Preferred stock:

Our Series A Preferred Stock has a conversion option that is indexed to 3,091,966 of our common shares. In addition, the terms provide for cumulative dividends. We record dividends when they are declared by our Board of Directors. As of March 31, 2008 $130,685 of cumulative preferred stock dividends are in arrears.

Other:

During the six months ended March 31, 2008, we settled a vendor dispute that resulted in the vendor’s return of 200,000 shares of common stock that had been previously recorded based upon their fair value. The shares were redeemed without consideration and cancelled.

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

Lease arrangements:

On August 15, 2007, we entered into a three-year operating lease for 2,030 square feet of office space on Main Street in Sarasota, Florida. Non-cancelable annual lease payments for each year ending September 30 are as follows: 2008--$28,816; 2009--$29,825; and, 2010--$25,575.

9.	Subsequent events:

Subsequent financings:

On April 29, 2008, we entered into an agreement with a financial institution to provide for a Line of Credit (“LOC”) of up to $1,000,000, subject to certain limitations. This line replaces a previous facility with another financial institution that had a limit of $300,000. Under the LOC we are permitted to draw up to 80% of certain eligible accounts receivable arising from our Manufactured Products Segment. The interest rate is Prime plus 4.5%. The line is secured by the accounts receivable, inventory, and the unencumbered fixed assets of that segment. As part of the transaction, the lender was granted 150,000 shares of its common stock having a fair value of $15,000. The fair value of these shares, plus any other direct financing costs, are subject to capitalization and amortization as a yield adjustment over the term of the facility.

Subsequent Issuances of Common Stock:

We issued 2,274,630 shares of common stock to officers and directors in May 2008. These issuances related to (i) compensation arrangements and (ii) settlements of liabilities, discussed in Notes 6 and 7. As discussed in those notes, we have recorded the financial effects of these arrangements in the quarterly period ended March 31, 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

Results of Operations for the Three months ended March 31, 2008 and 2007:

Revenues: Our consolidated revenues decreased $924,458, or 28%, to $2,407,881 in 2008 compared to $3,332,339 for the prior year.

Manufactured Products Segment: Revenues from our Manufactured Products Segment decreased $51,362, or 3%, to $1,928,113 in 2008 compared to $1,979,475 for the prior year.

Construction Services Segment: Revenues from our Construction Services Segment decreased $873,096, or 65%, to $479,768 in 2008 compared to $1,352,864 for the prior year.  The following table illustrates the revenue comparison for our Homebuilding and Restoration Services divisions:

	2008	2007
Homebuilding	$23,489	$807,702
Restoration Services	456,279	545,162
	$479,768	$1,352,864

We had five homes under construction in fiscal 2007, two were completed and three are over 98% complete as of March 31, 2008. All of these homes were contracted for during 2005 and 2006. We have not contracted to build any new homes during 2007 or 2008 and do not anticipate building any other homes in the future.  The 2008 results reflect our phasing-out of the homebuilding market and concentrating our efforts on growing the more profitable Restoration Services division.

Cost of Revenues and Gross Profit: Our consolidated cost of revenues decreased $896,722, or 33%, to $1,780,634 in 2008 compared to $2,677,356 for the prior year. Our consolidated gross profit decreased $27,737, or 4%, to $627,246 in 2008 compared to $654,983, for the prior year.

Manufactured Products Segment: Cost of revenues in our Manufactured Products Segment decreased $441,845, or 25%, to $1,297,330 in 2008 compared to $1,739,175 for the prior year.

Construction Services Segment: Cost of revenues in our Construction Services Segment decreased $454,877, or 48%, to $483,304 in 2008 compared to $938,181 for the prior year. The following table illustrates the cost of revenues comparison for our Homebuilding and Restoration Services divisions:

	2008	2007
Homebuilding	$54,987	$556,324
Restoration Services	428,317	381,857
	$483,304	$938,181

The gross profit in our Homebuilding division reflects the near completion of all of the remaining houses the Company had under contract as of March 31, 2008.

Salaries and Benefits Expenses: Our salaries and benefits expense increased $97,276, or 21%, to $562,313 in 2008 compared to $465,037 for the prior year.

Our salaries and benefits expense in 2008 includes $82,479 of compensation expense arising from share-based payment arrangements, compared to $46,000 in 2007. We have entered into employment contracts that include share-based awards.   As we grow our business, we may use share-based payment arrangements to compensate and motivate our employees. Accordingly, share-based payments and the associated expense may increase in future periods.

During the three months ended March 31, 2008, we further decreased the workforce involved in our Construction Services Segment and at our Corporate Headquarters. These headcount reductions will result in lower compensation expense in future periods. However, as our operations grow and improve, we may add employees accordingly.

Professional Fees: Our professional fees decreased $167,787, or 41%, to $236,717 in 2008 compared to $404,504 for the prior year. This decrease reflects the reduction in the use of outside professionals to assist the Company in its efforts to enter the public marketplace.

Rent and Occupancy: We rent the facilities used for our Corporate Headquarters and our Construction Services Segment under operating leases. We own the facilities used for our Manufactured Products Segment and, accordingly, rent and occupancy costs for that segment are minimal. Our rent and occupancy expense increased $8,584, or 19%, to $53,646 in 2008 compared to $45,062 for the prior year.

As more fully discussed in restructuring and exit activities, below, we have exited our corporate headquarter lease and are occupying a smaller facility that meets our current needs. Our rent and occupancy costs are, therefore, expected to decline in the future periods that we occupy the current facility.

Depreciation and Amortization: Depreciation and amortization, net of amounts included in cost of revenues, increased $19,495, or 71%, to $47,036 in 2008 compared to $27,541 for the prior year. This increase is attributable to our expanded facilities in our Manufactured Products Segment.

Repairs and Maintenance: Repairs and Maintenance expense decreased $2,855, or 15%, to $16,330 in 2008 compared to $19,185 for the prior year.

Transportation: Transportation expense decreased $2,213, or 9%, to $22,431 in 2008 compared to $24,644 for the prior year.

Restructuring and Exit Activities: We commenced a restructuring program during the current period that included termination of employees, exiting contracts and certain other exit costs. We account for our restructuring and exit activities under the guidelines of Statement 146 Accounting for Costs Associated with Exit or Disposal Activities. Generally, costs arising from exit and restructuring activities are recorded when they are incurred. In the case of contract terminations, costs are incurred upon contract termination or exit. In the case of termination benefits, costs are incurred when the benefit has been fixed and disclosed to the employee.

We incurred restructuring expenses of $789,100 during the six months ended March 31, 2008.  Of this amount, $452,040 represents the termination and exit of a material lease, $312,060 represents termination benefits disclosed to former employees, and $25,000 was for legal fees that we have incurred. We recorded the contract termination at its fair value, using estimated future cash flows. Actual cash flows from this activity could be different. In addition, because restructuring and exit activities are recorded as they are incurred, we may record additional charges in future periods as the expense associated with the activity are incurred. The following table illustrates our charges and reserves during the six months ended March 31, 2008:

Activity	Balance at October 1, 2007	Restructuring Charges	Restructuring Payments	Balance at March 31, 2008
Contract termination costs	$--	$452,040	$--	$452,040
Termination benefits	--	312,060	95,915	216,145
Other associated costs	--	25,000	--	25,000
	$--	$789,100	$95,195	$693,185

Other Operating Expenses: Other operating expenses increased $274,569, or 292%, to $368,494 in 2008 compared to $93,925 for the prior year. $162,401 of this increase is attributable to the write-off of specific accounts receivable within our Construction Services segment. The balance of the increase, $112,168, is due to the establishment of a separate Corporate Holding Company and its associated expenses.

Interest Income: We received $-0- and $1,859 in interest income in 2008 and 2007, respectively. The decrease in interest income was a result of lower average deposited balances.

Interest Expense: Our interest expense increased $24,513, or 98%, to $49,452 in 2008 compared to $24,939 for the prior year due to increased average borrowings.

Income Tax Benefit: We recorded an income tax benefit of $170,291 in 2007. We recognize income tax benefits from net operating losses only in instances where future revenue sources, as outlined in Statements on Financial Accounting Standards No. 109 Accounting for Income Taxes, are present. During that period, we recognized the benefits against future reversing temporary differences; that is, deferred tax credits. During the year ended September 30, 2007, we exhausted all future income sources and, accordingly, do not expect to record income tax benefits in our current fiscal year.

Loss Applicable to Common Stockholders: Loss applicable to common stockholders amounting to ($1,588,584) represents our net loss of ($1,551,084) less preferred stock dividends and accretions of $37,500. Our preferred stock dividends and accretion arose in connection with our Series A Preferred Stock and Warrant Sale in May of 2007. Since the preferred stock has a cumulative dividend feature, those dividends, declared or undeclared, will continue to be reflected in our loss applicable to common shareholders until the preferred shares are converted, if ever. We have not declared dividends on the Series A Preferred Stock. However, for purposes of computing our net loss per common share, we are required to include dividends in arrearage that amounts to $75,000 as of March 31, 2008.

Loss Per Common Share: Our loss per common share increased from ($0.01) in 2007 to ($0.04) in 2008. The increase in the loss per common share is attributable to (i) our increased net loss during 2008 coupled with (ii) the preferred stock dividends and accretions that are required to be reflected as reductions to our net loss solely for this computation. Our diluted loss per common share does not include the effects of (i) our Convertible Series A Preferred Stock, (ii) warrants and (iii) employee stock options, because the effects of these financial instruments on our diluted loss per share is anti-dilutive.

Results of Operations for the Six months ended March 31, 2008 and 2007:

Revenues: Our consolidated revenues decreased $1,598,898, or 24%, to $5,105,754 in 2008 compared to $6,704,653 for the prior year.

Manufactured Products Segment: Revenues from our Manufactured Products Segment increased $229,611, or 7%, to $3,717,269 in 2008 compared to $3,487,658 for the prior year.

Construction Services Segment: Revenues from our Construction Services Segment decreased $1,828,509, or 57%, to $1,388,486 in 2008 compared to $3,216,995 for the prior year.  The following table illustrates the revenue comparison for our Homebuilding and Restoration Services divisions:

	2008	2007
Homebuilding	$277,108	$2,418,187
Restoration Services	1,111,383	798,808
	$1,388,486	$3,216,995

We had five homes under construction in fiscal 2007, two were completed and three are over 98% complete as of March 31, 2008. All of these homes were contracted for during 2005 and 2006. We have not contracted to build any new homes during 2007 or 2008 and do not anticipate building any other homes in the future.  The 2008 results reflect our phasing-out of the homebuilding market and concentrating our efforts on growing the more profitable Restoration Services division.

Cost of Revenues and Gross Profit: Our consolidated cost of revenues decreased $1,351,495, or 26%, to $3,920,320 in 2008 compared to $5,271,815, for the prior year. Our consolidated gross profit decreased $247,404, or 17%, to $1,185,434 in 2008 compared to $1,432,838 for the prior year.

Manufactured Products Segment: Cost of revenues in our Manufactured Products Segment decreased $354,347, or 12%, to $2,620,316 in 2008 compared to $2,974,663 for the prior year.

Construction Services Segment: Cost of revenues in our Construction Services Segment decreased $997,148, or 43%, to $1,300,004 in 2008 compared to $2,297,152 for the prior year. The following table illustrates the cost of revenues comparison for our Homebuilding and Restoration Services divisions:

	2008	2007
Homebuilding	$270,773	$1,702,643
Restoration Services	1,029,231	594,509
	$1,300,004	$2,297,152

The gross profit in our Homebuilding division reflects the near completion of all of the remaining houses the Company had under contract as of March 31, 2008.

Salaries and Benefits Expenses: Our salaries and benefits expense increased $884,800 or 120%, to $1,619,130 in 2008 compared to $734,330 for the prior year.

Our salaries and benefits expense in 2008 includes $209,038 of compensation arising from share-based payment arrangements, compared to $46,000 in 2007. We have entered into employment contracts that include share-based awards. In addition, as we grow our business, we may use share-based payment arrangements to compensate and motivate our employees. Accordingly, share-based payments and the associated expense may increase in future periods.

During the six months ended March 31, 2008, we further decreased the workforce involved in our Construction Services Segment and at our Corporate Headquarters. These headcount reductions will result in lower compensation expense in future periods. However, as our operations grow and improve, we may add employees accordingly.

Professional Fees: Our professional fees decreased $267,291, or 31%, to $599,896 in 2008 compared to $867,187, for the prior year. This decrease reflects the reduction in the use of outside professionals to assist the Company in its efforts to enter the public marketplace.

Rent and Occupancy: We rent the facilities used for our Corporate Headquarters and our Construction Services Segment under operating leases. We own the facilities used for our Manufactured Products Segment and, accordingly, rent and occupancy costs for that segment are minimal. Our rent and occupancy expense increased $37,244, or 45%, to $120,422 in 2008 compared to $83,178 for the prior year.

As more fully discussed in restructuring and exit activities, above in the quarterly results, we have exited our corporate headquarter lease and are occupying a smaller facility that meets our current needs. Our rent and occupancy costs are, therefore, expected to substantially decline in the future periods that we occupy the current facility.

Depreciation and Amortization: Depreciation and amortization, net of amounts included in cost of revenues, increased $11,427, or 17%, to $79,816 in 2008 compared to $68,389 for the prior year.

Repairs and Maintenance: Repairs and Maintenance expense increased $4,107, or 12%, to $38,006 in 2008 compared to $33,899 for the prior year.

Transportation: Transportation expense increased $37,764, or 116%, to $70,389 in 2008 compared to $32,625 for the prior year.

Restructuring and Exit Activities: Our restructuring and exit activities arose during the recent quarterly period and are discussed in the analysis of our quarterly results above.

Other Operating Expenses: Other operating expenses increased $325,675, or 161%, to $528,285 in 2008 compared to $202,610 for the prior year. $162,401 of this increase is attributable to the write-off of specific accounts receivable within our Construction Services segment. The balance of the increase, $163,274, is due to the establishment of a separate Corporate Holding Company and its associated expenses.

Interest Income: We received $-0- and $3,899 in interest income in 2008 and 2007, respectively. The decrease in interest income was a result of lower average deposited balances.

Interest Expense: Our interest expense increased $38,902, or 321%, to $83,707 in 2008 compared to $44,805 for the prior year due to increased average borrowings.

Income Tax Benefit: We recorded an income tax benefit of $232,962 in 2007. We recognize income tax benefits from net operating losses only in instances where future revenue sources, as outlined in Statements on Financial Accounting Standards No. 109 Accounting for Income Taxes, are present. During that period, we recognized the benefits against future reversing temporary differences; that is, deferred tax credits. During the year ended September 30, 2007, we exhausted all future income sources and, accordingly, do not expect to record income tax benefits in our current fiscal year.

Loss Applicable to Common Stockholders: Loss applicable to common stockholders amounting to ($2,933,712) represents our net loss of ($2,858,712) less preferred stock dividends and accretions of $75,000. Our preferred stock dividends and accretion arose in connection with our Series A Preferred Stock and Warrant Sale in May of 2007. Since the preferred stock has a cumulative dividend feature, those dividends, declared or undeclared, will continue to be reflected in our loss applicable to common shareholders until the preferred shares are converted, if ever. We have not declared dividends on the Series A Preferred Stock. However, for purposes of computing our net loss per common share, we are required to include dividends in arrearage that amounts to $75,000 as of March 31, 2008.

Loss Per Common Share: Our loss per common share increased from ($0.02) in 2007 to ($0.08) in 2008. The increase in the loss per common share is attributable to (i) our increased net loss during 2008 coupled with (ii) the preferred stock dividends and accretions that are required to be reflected as reductions to our net loss solely for this computation. Our diluted loss per common share does not include the effects of (i) our Convertible Series A Preferred Stock, (ii) warrants and (iii) employee stock options, because the effects of these financial instruments on our diluted loss per share is anti-dilutive.

Liquidity and Capital Resources:

Working Capital: We have a working capital deficiency of ($2,025,658) as of March 31, 2008, compared to working capital of $613,551 as of September 30, 2007. Our net current assets decreased $367,785 during the intervening period and our net current liabilities increased by $2,271,424. The increase in net current liabilities is largely attributable to short-term borrowings of $973,672 (of which $695,000 was loaned to the Company by related parties and affiliated companies) and increases in our accounts payable and accrued liabilities of $675,320. We also incurred $693,185 related to our restructuring activities. We are currently addressing our working capital deficiency by curtailing our costs, obtaining additional financing from available sources, and working with certain of our vendors to extend their payment terms. We are also aggressively seeking permanent and/or long-term financing opportunities to alleviate these working capital deficiencies. There can be no assurance that management will be successful in achieving sufficient cost reductions or obtain additional financing under terms and conditions that are suitable.

Cash flows from Operating Activities: Net cash used in operating activities was ($935,809) for the Six months ended March 31, 2008 as compared to net cash used in operating activities of ($1,074,140) for the six months ended March 31, 2007. The principle reason for this increase was our net loss increased to $2,858,712 for the six months ended March 31, 2008 as compared to $399,357 for the six months ended March 31, 2007.

Cash flows from Investing Activities: Capital expenditures were $180,484 and $150,792 for the six months ended March 31, 2008 and 2007, respectively. We currently have no material commitments for equipment or other capital expenditures.

Cash flows from Financing Activities: During the six months ended March 31, 2008, we generated cash from (i) the issuance of notes payable to related parties for $795,000, (ii) drawings on a Line of Credit for $226,414 (net of repayments), (iii) repayments of an auto loan for $4,509, and (iv) the issuance of notes payable in connection with the purchase of machinery and equipment for $83,162.

On April 29, 2008, we entered into an agreement with a financial institution to provide for a Line of Credit (“LOC”) of up to $1,000,000, subject to certain limitations. This line replaces a previous facility with another financial institution that had a limit of $300,000. Under the LOC we are permitted to draw up to 80% of certain eligible accounts receivable arising from our Manufactured Products Segment. The interest rate is Prime plus 4.5%. The line is secured by the accounts receivable, inventory, and the unencumbered fixed assets of that segment. As part of the transaction, the lender was granted 150,000 shares of its common stock having a fair value of $15,000. The fair value of these shares, plus any other direct financing costs, are subject to capitalization and amortization as a yield adjustment over the term of the facility.

Commitments, Guarantees and Off Balance Sheet Items:

We operate certain facilities under operating leases, as follows:

We entered into a three-year operating lease for 2,030 square feet of office space in Sarasota, Florida. Non-cancelable annual lease payments for each year ending September 30 are as follows: 2008--$28,816; 2009--$29,825; and, 2010--$25,575.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Not applicable

Item 4. Controls and Procedures

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4T. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our principal executive officer and principal accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, along with the Company’s Chief Operating and Financial Officer, who concluded that the Company’s disclosure controls and procedures were effective as of the date of the evaluation.

There were no changes in internal controls during the quarterly period ended March 31, 2008 that have materially affected, or are reasonably likely to have materially affected, our internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Operating and Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business. Except as disclosed below:

In September, 2007 we entered into an operating lease for 5,964 square feet of office space in Sarasota, Florida which was our former corporate headquarters. Non-cancelable annual lease payments for each year ending September 30 are as follows: 2008--$156,878; 2009--$163,260; 2010--$169,109; 2011--$176,022; and, 2012--$166,712. As discussed in Note 4, we have vacated this space and as a result have defaulted on the Lease. We are currently in discussions with the landlord about a possible settlement.

On May 8, 2008, the Company entered into an agreement with Douglas P. Badertscher, the former CEO and director of the Company, pursuant to which Mr. Badertscher agreed to the cancellation of any and all options to purchase shares of common stock in consideration for an aggregate payment of $30,000, along with the execution of a mutual release.

We are in discussions with former counsel regarding a potential dispute.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Employment Contract:

On February 6, 2008, Mr. Kenneth W. Craig accepted our offer to become Interim Chief Executive Officer. On March 4, Mr. Craig and the Company executed an Employment Agreement for Mr. Craig to become Chief Executive Officer for the period February 6, 2008 through August 6, 2008. Mr. Craig’s employment arrangement provides for: (i) a base salary of $4,000 per month; (ii) issuance of 573,000 shares of the Company’s common stock; and, (iii) company paid health insurance for Mr. Craig and his family.

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

Kesselring Holding Corporation
(Registrant)

Date: May 15, 2008	By:	/s/ Kenneth W. Craig
Kenneth W. Craig
Chief Executive Officer

Date: May 15, 2008	By:	/s/ Charles B. Rockwood
Charles B. Rockwood
Chief Operating and Financial Officer