Form 10QSB
period 2008-06-30
Kesselring Holding Corporation.
filed 2008-08-14
CIK 1374881

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-QSB

(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE ACT OF 1934

  For the quarter ended June 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐

Non accelerated filer ☐ (Do not check if a smaller reporting company)		Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes [ ]    No [X]

As of August 14, 2008, 38,228,669 shares of Common Stock were outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2008 AND SEPTEMBER 30, 2007

	2008	2007
Assets	(Unaudited)
Current assets
Cash and cash equivalent	$54,153	$159,744
Accounts receivable, net of allowance for doubtful accounts
of $113,474 and $96,264, respectively	1,116,982	1,311,833
Inventories	439,688	580,203
Costs and estimated earnings in excess of billings on
uncompleted contracts	19,330	132,435
Other Current Assets	177,982	141,669
Total current assets	1,808,135	2,325,884

Property and equipment, net	2,626,606	2,643,835
Intangible assets, net	13,999	24,499
Deferred loan costs	61,250	55,095
Total assets	$4,509,990	$5,049,313

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable and accrued expenses	$2,107,206	$1,488,155
Restructuring Reserve	577,026	-
Billings in excess of costs and estimated earnings on
uncompleted contracts	208,794	192,932
Notes payable and current maturities of long-term debt	350,063	31,246
Notes payable - related parties	735,000	-
Total current liabilities	3,978,089	1,712,333

Long-term debt, less current maturities	1,600,742	1,543,435
Total liabilities	5,578,831	3,255,768

Commitments and contingent liabilities (Note 8)	-	-

Stockholders' equity (deficit)
Preferred stock, $.0001 par value, 20,000,000 shares authorized;
1,000,000 and 1,000,000 Series A shares issued and outstanding,
respectively aggregate liquidation preference of $1,725,000	1,500,000	1,500,000
Common stock, $0.0001 par value, 200,000,000 shares authorized;
37,992,305 and 35,507,665 shares issued and outstanding, respectively	3,800	3,551
Additional paid-in capital	4,446,887	3,984,152
Accumulated deficit	(7,019,528)	(3,694,158)
Total stockholders' equity (deficit)	(1,068,841)	1,793,545
Total liabilities and stockholder's equity (deficit)	$4,509,990	$5,049,313

See notes to condensed consolidated financial statements.

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2008 AND 2007

	2008	2007
Revenues
Manufactured Products	$1,578,295	$1,646,423
Construction Services	418,504	1,063,043
	1,996,799	2,709,466

Cost of revenues
Manufactured Products	1,118,485	1,362,732
Construction Services	273,462	836,599
	1,391,947	2,199,331

Gross profit	604,852	510,135

Operating expenses
Salaries and benefits, including share-based
payments of $106,791 in 2008, $8,334 in 2007	681,386	455,225
Consultant - related parties	-	91,501
Professional fees	40,854	332,269
Rent and occupancy	17,421	52,106
Depreciation and amortization, less amounts
included in cost of revenue	44,979	3,348
Repairs and maintenance	17,569	2,217
Transportation	30,603	12,725
Insurance	46,812
Advertising	8,476
Bad Debts	-	155,363
Restructuring and Exit Costs	(12,500)
Other operating expenses	132,778	162,233
	1,008,378	1,266,987

Loss from operations	(403,526)	(756,852)

Other income (expense)
Interest income	1,062	1,570
Interest expense	(64,181)	(29,426)
Other income (expense), net	330	130
Total other income (expense), net	(62,789)	(27,726)

Loss before income taxes	(466,315)	(784,578)
Income taxes	-	21,867

Net loss	(466,315)	(762,711)

Deemed dividend		(1,429,104)
Undeclared preferred stock dividends	(37,500)	(14,333)
Loss applicable to common shareholders	$(503,815)	$(2,206,148)

Loss per common share
Basic and diluted	$(0.01)	$(0.07)

Weighted average common shares outstanding
Basic and diluted	37,010,501	33,456,785

See notes to condensed consolidated financial statements.

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED JUNE 30, 2008 AND 2007

	2008	2007
Revenues
Manufactured Products	$5,295,564	$5,134,080
Construction Services	1,806,989	4,280,038
	7,102,553	9,414,118

Cost of revenues
Manufactured Products	3,749,534	4,337,395
Construction Services	1,573,465	3,133,751
	5,322,999	7,471,146

Gross profit	1,779,554	1,942,972

Operating expenses
Salaries and benefits, including share-based
payments of $315,829 in 2008, $54,334 in 2007	2,291,034	1,189,555
Consultants - related parties	-	312,538
Professional fees	641,056	978,418
Rent and occupancy	139,337	135,284
Depreciation and amortization, less amounts
included in cost of revenue	116,017	71,737
Repairs and maintenance	49,558	36,116
Transportation	110,999	45,349
Insurance	112,001
Advertising	63,119
Bad Debts Expense	163,068	155,363
Restructuring and Exit Costs	776,600
Other operating expenses	515,645	364,844
	4,978,434	3,289,204

Loss from operations	(3,198,880)	(1,346,232)

Other income (expense)
Interest income	1,062	5,470
Interest expense	(147,888)	(74,231)
Other income (expense), net	20,679	(1,904)
Total other income (expense), net	(126,147)	(70,665)

Loss before income taxes	(3,325,027)	(1,416,897)
Income taxes	-	254,829

Net loss	(3,325,027)	(1,162,068)

Deemed dividend		(1,429,104)
Undeclared preferred stock dividends	(75,000)	(14,333)
Loss applicable to common shareholders	$(3,400,027)	$(2,605,505)

Loss per common share
Basic and diluted	$(0.09)	$(0.08)

Weighted average common shares outstanding
Basic and diluted	36,011,018	33,255,792

See notes to condensed consolidated financial statements.

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2008 AND 2007

	2008	2007
Cash flows from operating activities:
Net loss	$(3,325,027)	$(1,162,068)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	180,012	179,406
Stock-based compensation—employees	315,829	54,334
Stock-based compensation—consultants related parties	14,000	-
Stock-based compensation—consultants	15,000	74,643
Stock-based compensation—directors	50,670	-
Gain on disposal of equipment	22,574	-
Deferred income taxes		(254,829)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	194,850	339,048
Inventories	140,514	17,059
Contract assets	113,106	(206,735)
Other current assets	(36,313)	(212,151)
Other assets	(6,154)	-
Accounts payable and accrued expenses	1,268,537	(65,136)
Contract liabilities	10,546	2,844
Net cash from operating activities	(1,041,857)	(1,233,585)

Cash flows from investing activities:
Purchases of property and equipment	(174,857)	(182,390)
Net cash from investing activities	(174,857)	(182,390)

Cash flows from financing activities:
Proceeds from notes payable and credit facilities	1,172,302	1,495,500
Proceeds from notes payable - related parties	835,000	-
Repayment of notes payable and credit facilities	(796,178)	(353,622)
Repayment of notes payable, related parties	(100,000)	(929,389)
Proceeds from sale of common stock	-	490,000
Proceeds from sale of preferred stock and warrants, net of related costs	-	1,190,000
Net cash from financing activities	1,111,123	1,892,489

Net change in cash	(105,591)	476,514
Cash at beginning of period	159,744	550,482
Cash at end of period	$54,153	$1,026,996

Supplemental Cash Flow Information:
Cash paid for interest	$147,888	$75,749

See notes to condensed consolidated financial statements.

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of presentation and nature of our business:

Basis of presentation:

Our unaudited condensed consolidated financial statements as of June 30, 2008 and for the three and nine months ended June 30, 2008 and 2007 have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with interim reporting standards of Regulation S-B of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of our financial position as of June 30, 2008, our results of operations for the three and nine months ended June 30, 2008 and 2007 and cash flows for the nine months ended June 30, 2008 and 2007 have been included in their preparation. These unaudited condensed consolidated financial statements should be read in conjunction with our annual financial statements for our fiscal year ended September 30, 2007 and Management’s Discussion and Analysis and Plan of Operation, and related notes thereto, included in the Company’s Form 10-KSB filed on December 28, 2007 with the SEC. Operating results for the nine months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008.

The preparation of financial statements in accordance with Accounting Principles Generally Accepted in the United States of America contemplates that the Company will continue as a going concern, for a reasonable period. As reflected in our condensed consolidated financial statements, we have incurred losses of ($3,325,027) and ($1,162,068) during the nine months ended June 30, 2008 and 2007, respectively. We have used cash of ($1,041,857) and ($1,233,585) in our operating activities during the nine months ended June 30, 2008 and 2007, respectively. We also have a current working capital deficiency of ($2,169,954) that is insufficient in our management’s view to sustain our current levels of operations for a reasonable period without additional financing. Finally, as discussed in Note 4, we have defaulted on a material operating lease that has resulted in a material charge to our operations. These trends and conditions continue to raise substantial doubt surrounding our ability to continue as a going concern for a reasonable period.

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

As a result of our executive management’s efforts, we have (i) increased our consolidated gross profits to 30% for our third quarter, compared to 19% and 26% during our first and second quarters, respectively, (ii) reduced our cash-based compensation expenditures to $575,000 for our third quarter, compared to $840,000 and $538,000 during our first and second quarters, respectively, and (iii) reduced our total operating expenses to $1,008,000 for our third quarter, compared to $1,760,000 and $2,135,000 during our first and second quarters, respectively. Notwithstanding the operating performance improvements, our quarterly revenues have declined from earlier quarters, resulting from our decision not to contract further for the construction of new luxury homes, and our negative liquidity conditions have worsened from reporting working capital of $613,551 at September 30, 2007 to a deficiency of working capital of ($2,169,954). The reduction in liquidity is due to our preservation of cash reserves to sustain our operations while working closely with our creditors and vendors to extend terms of payment, the later having the effect of increasing our liabilities. Our management will continue these efforts while seeking other permanent sources of equity. However, there can be no assurance that additional capital arrangements, at terms suitable to our management, will present themselves.

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

Selected financial information about our segments for the nine months ended June 30, 2008 and 2007 is provided in the table below:

2008	Construction Services	Manufactured Products	Corporate	Total
Revenues	$1,806,989	$5,295,564	$--	$7,102,553
Operating Income/(loss)	(1,001,587)	(430,804)	(1,892,636)	(3,325,027)
Restructuring charges	(40,000)	--	(736,600)	(776,600)
Depreciation and amortization	(45,821)	(102,453)	(31,738)	(180,012)
Identifiable assets (at 6/30/08)	472,126	3,862,886	174,978	4,509,990

2007	Construction Services	Manufactured Products	Corporate	Total
Revenues	$4,280,038	$5,134,080	$--	$9,414,118
Operating Income/(loss)	(431,403)	193,254	(923,919)	(1,162,068)
Depreciation and amortization	(94,492)	(84,914)	--	(179,406)
Identifiable assets (at 6/30/07)	1,337,398	3,861,394	609,744	5,808,536

During the nine months ended June 30, 2008 and 2007 we incurred expenses of $1,892,636 and $923,919, respectively, in strategic business activities that were not directly attributable to the operations of our segments. All other corporate expenses have been allocated to the segments. Also during the nine months ended June 30, 2008, we recorded restructuring and exit costs that are more fully described in Note 4.

3.	Inventories:

Inventories consisted of the following at June 30, 2008 and September 30, 2007:

	2008	2007
Raw materials	$323,629	$126,253
Work-in-process	116,059	323,555
Finished goods	--	130,394
	$439,688	$580,203

4.	Accounts payable and accrued expenses:

Accounts payable and accrued expenses consisted of the following at June 30, 2008 and September 30, 2007:

	2008	2007
Accounts payable	$1,690,432	$1,031,898
Accrued expenses	385,542	407,964
Accrued losses on contracts	1,465	1,465
Accrued warranty costs	29,767	46,828
Accounts payable and accrued expenses	2,107,206	1,488,155
Restructuring reserve	577,026	--
	$2,684,232	$1,488,155

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

The following table illustrates the activity in our restructuring reserve:

Activity	Balance at October 1, 2007	Restructuring Charges	Restructuring Payments	Balance at June 30, 2008
Contract termination costs	$--	$452,040	$--	$452,040
Termination benefits	--	299,560	195,188	104,372
Other associated costs	--	25,000	4,386	20,614
	$--	$776,600	$199,574	$577,026

Contract Termination Costs:  In March 2008, we exited a significant facility operating lease that has remaining non-cancellable payments of $748,787 (including executory costs). As discussed in Note 9, on July 10th, we entered into a settlement agreement and mutual release with the landlord with an effective date of July 2nd.  We have recorded our best estimate of the fair value of the lease obligation, which is net of possible sublease collections, using a probability weighted, discounted forward cash flow valuation technique.

Termination Benefits: We have terminated the employment of certain officers and employees since the commencement of our restructuring activities. We record termination benefits when they are both approved by the appropriate level of management (or in some instance our Board of Directors) and the benefit is communicated to and committed to the employee. Our termination benefits do not include any on-going performance (such as stay-bonuses) or benefit (such as health) requirements. Subsequent to our quarter ended June 30, 2008, we issued 236,000 shares in settlement of a termination benefit amounting to $75,000. This settlement will be reflected in the period that the shares were issued.

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

5.	Notes payable:

Notes payable consisted of the following at June 30, 2008 and September 30, 2007:

	2008	2007
Variable rate mortgage note payable, due January 2017 (a)	$1,234,250	$1,247,261
8.0% Note payable, due July 2017 (b)	301,723	306,562
4.9% Note payable, due August 2010	15,209	20,858
Prime plus 1%, $300,000 bank credit facility (c)	--	--
Prime plus 4.5%, $1,000,000 bank credit facility(e)	315,261	--
7.0% related party notes due on demand (d)	695,000	--
12.0% related party note due on demand (d)	40,000	--
Auto Loan	11,600	--
Loans on equipment	72,762	--

	2,685,805	1,574,681
Current maturities (including related party notes)	(1,085,063)	(31,246)
Long-term debt	$1,600,742	$1,543,435

(a)
In March, 2007, we borrowed $1,255,500 under a ten-year, adjustable rate mortgage note. The coupon rate is based on the five-year Treasury Rate for Zero-Coupon Government Securities, plus 280 basis points (6.14% and 7.73% at June 30, 2008 and September 30, 2007, respectively). The mortgage note is secured by commercial real estate owned in Washington State.

(b)
In August, 2007, we incurred mortgage debt of $308,000 as the partial purchase price for commercial real estate owned in Washington State with a cost of $389,257. This note has a ten-year term and an adjustable coupon rate based on the five-year Treasury Rate for Zero-Coupon Government Securities, plus 310 basis points (6.44% and 8.03% at June 30, 2008 and September 30, 2007, respectively). This debt is secured by the real estate acquired.

(c)	$100,000 of this bank line of credit expired on March 31, 2008; $200,000 was to expire on October 31, 2008. See (e) for additional information about a replacement line of credit.

(d)	See Note 6 and Note 9 for additional information about these related party notes.

(e)
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

Maturities of our notes payable for each year ending September 30 (or remaining period thereof) at June 30, 2008 are as follows:

2008	$328,957
2009	731,042
2010	126,010
2011	56,405
2012	33,370
Thereafter	1,410,021
$2,685,805

6.	Related party transactions:

Consulting fees, related parties:

Our consulting fees, related parties, for the nine months ended June 30, 2008 and 2007 amounted to $35,325 and $312,538, respectively, and are comprised of the following:

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

We paid $96,000 in consultancy fees to a family member of our former Chief Executive Officer for the six months ended March 31, 2007.  There were no consulting fees paid for the nine months ended June 30, 2008.

Related party loans:

In October, November and December 2007 and January and June 2008, certain members of our Board of Directors, or organizations with which they are affiliated, funded an aggregate $835,000 to the company pursuant to notes payable. $100,000 of these loans was repaid during the quarter ended December 31, 2007. These notes bear interest at 7.0% and mature as follows: October 23, 2008 - $50,000; December 27, 2008 - $30,000; December 31, 2008 - $45,000; January 3, 2009 - $20,000; April 18, 2009 – $250,000; May 8, 2009 - $25,000; June 18, 2009 – $250,000; November 6, 2009 - $25,000; and, June 26, 2009 - $40,000.

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

Common stock issuances:

During the nine months ended June 30, 2008, we issued 160,000 shares of our common stock to employees for compensation. We valued these common shares using the trading market prices in effect on the date of the award. Total compensation expense related to this award amounted to $60,800 and is included in salaries and benefits expense.

Also during the nine months ended June 30, 2008, we committed to the issuance of an aggregate of 2,274,630 shares of common stock to certain officers and board members in connection with their employment contracts and settlements, as follows.

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

Stock options:

We record compensation expense related to stock options as they vest using the grant-date, fair value method prescribed in Statements on Financial Accounting Standards No. 123R Accounting for Share-Based Payments. The aggregate grant-date fair value of stock options issued during the nine months ended June 30, 2008 was estimated to be $315,829 using the Trinomial Lattice valuation technique. Significant assumptions underlying this technique include (i) an effective volatility range of 55.71% to 97.28%, (ii) a risk-free rate range of 2.89% to 3.32% and (iii) an effective term equal to the contractual term.

The following table illustrates the status of our stock option awards as of June 30, 2008:

	Options Outstanding	Weighted Average Prices
October 1, 2007	240,200	$0.39
Granted	4,800,000	0.21
Exercised	--	--
Expired or forfeited	(2,500,000)	0.30
June 30, 2008	2,540,200	$0.11

Exercisable at June 30, 2008	1,790,200

The above options have an aggregate weighted average remaining term of 4.80 years.

Amortization of our stock-option based compensation arrangements during the nine months ended June 30, 2008 amounted to $161,808, and is included in the caption salaries and benefits.

Warrants:

We have warrants outstanding to purchase 10,297,671 shares of our common stock. Our outstanding warrants range in exercise prices from $0.49 to $0.54 and have a weighted average remaining life of 2.93 years on June 30, 2008.

The following table illustrates the status of our stock warrants as of June 30, 2008:

	Warrants Outstanding	Weighted Average Prices
October 1, 2007	10,297,671	$0.52
Granted	--	--
Exercised	--	--
Expired	--	--
June 30, 2008	10,297,671	$0.52

Exercisable at June 30, 2008	10,297,671

Preferred stock:

Our Series A Preferred Stock has a conversion option that is indexed to 3,091,966 of our common shares. In addition, the terms provide for cumulative dividends. We record dividends when they are declared by our Board of Directors. As of June 30, 2008 $130,685 of cumulative preferred stock dividends are in arrears.

Other:

During the nine months ended June 30, 2008, we settled a vendor dispute that resulted in the vendor’s return of 200,000 shares of common stock that had been previously recorded based upon their fair value. The shares were redeemed without consideration and cancelled.

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

Subsequent financings:

On June 26, 2008, the Board of Directors approved a financing arrangement from a member of the Board of Directors to provide loans to the Company for a total of $250,000 to be secured by a 2nd lien position on the real estate owned by our Washington subsidiary. The Company received $40,000 on June 26th, $21,000 on July 3rd, and $189,000 on July 8th. The loans mature on the 365th day after each loan was made and bear interest at 12%

Settlement of facility Lease obligation:

In March 2008, we exited a significant facility operating lease that has remaining non-cancellable payments of $748,787 (including executor costs).  On July 10th, we entered into a settlement agreement and mutual release with the landlord with an effective date of July 2nd with the following terms:

1)
For a payment of $75,000 in five equal installments of $15,000 each on July 2nd, August 2nd, September 2nd, October 2nd  and November 2nd , 2008, the landlord has agreed to an abatement of legal action against the company for a period of two years.

2)	At the end of the two year period, and if the initial payment is made, the landlord shall be entitled to a final judgment of the lessor of the following amounts:

a.	The sum of $312,500, or

b.	The sum of $709,045 minus the initial payment of $75,000 and any rent received as part of a sub lease arrangement during the balance of the initial lease term.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

Results of Operations for the Three months ended June 30, 2008 and 2007:

Revenues: Our consolidated revenues decreased $712,667, or 26%, to $1,996,799 in 2008 compared to $2,709,466 for the prior year.

Manufactured Products Segment: Revenues from our Manufactured Products Segment decreased $68,128, or 4%, to $1,578,295 in 2008 compared to $1,646,423 for the prior year.

Construction Services Segment: Revenues from our Construction Services Segment decreased $644,539, or 61%, to $418,504 in 2008 compared to $1,063,043 for the prior year.  The following table illustrates the revenue comparison for our Homebuilding and Restoration Services divisions:

	2008	2007
Homebuilding	$50,470	$841,088
Restoration Services	368,034	221,955
	$418,504	$1,063,043

We had five homes under construction in fiscal 2007, four were completed and one is over 99% complete as of June 30, 2008. All of these homes were contracted for during 2005 and 2006. We have not contracted to build any new homes during 2007 or 2008 and do not anticipate building any other homes in the future.  The 2008 results reflect our phasing-out of the homebuilding market and concentrating our efforts on growing the more profitable Restoration Services division.

Cost of Revenues and Gross Profit: Our consolidated cost of revenues decreased $807,384, or 37%, to $1,391,497 in 2008 compared to $2,199,331 for the prior year. Our consolidated gross profit increased $94,717, or 19%, to $604,852 in 2008 compared to $510,135, for the prior year.

Manufactured Products Segment: Cost of revenues in our Manufactured Products Segment decreased $244,247, or 18%, to $1,118,485 in 2008 compared to $1,362,732 for the prior year.

Construction Services Segment: Cost of revenues in our Construction Services Segment decreased $563,137, or 67%, to $273,462 in 2008 compared to $836,599 for the prior year. The following table illustrates the cost of revenues comparison for our Homebuilding and Restoration Services divisions:

	2008	2007
Homebuilding	$16,991	$654,181
Restoration Services	256,471	182,418
	$273,462	$836,599

The gross profit in our Homebuilding division reflects the near completion of all of the remaining houses the Company had under contract as of June 30, 2008.

Salaries and Benefits Expenses: Our salaries and benefits expense increased $226,162, or 50%, to $681,386 in 2008 compared to $455,225 for the prior year.

Our salaries and benefits expense in 2008 includes $106,791 of compensation expense arising from share-based payment arrangements, compared to $8,334 in 2007. We have entered into employment contracts that include share-based awards.   As we grow our business, we may use share-based payment arrangements to compensate and motivate our employees. Accordingly, share-based payments and the associated expense may increase in future periods.

During the three months ended June 30, 2008, we further decreased the workforce involved in our Construction Services Segment. These headcount reductions will result in lower compensation expense in future periods. However, as our operations grow and improve, we may add employees accordingly.

Professional Fees: Our professional fees decreased $291,415, or 88%, to $40,854 in 2008 compared to $332,269 for the prior year. This decrease reflects the reduction in the use of outside professionals to assist the Company in its efforts to enter the public marketplace.

Rent and Occupancy: We rent the facilities used for our Corporate Headquarters and our Construction Services Segment under operating leases. We own the facilities used for our Manufactured Products Segment and, accordingly, rent and occupancy costs for that segment are minimal. Our rent and occupancy expense decreased $34,686, or 67%, to $17,421 in 2008 compared to $52,107 for the prior year.

As more fully discussed in restructuring and exit activities, below, we have exited our corporate headquarter lease and are occupying a smaller facility that meets our current needs.

Depreciation and Amortization: Depreciation and amortization, net of amounts included in cost of revenues, increased $41,631, or 1,243%, to $44,979 in 2008 compared to $3,348 for the prior year. This increase is attributable to our expanded production capabilities in our Manufactured Products Segment.

Repairs and Maintenance: Repairs and Maintenance expense increased $15,352, or 692%, to $17,569 in 2008 compared to $2,217 for the prior year.

Transportation: Transportation expense increased $17,878, or 140%, to $30,603 in 2008 compared to $12,725 for the prior year.

Restructuring and Exit Activities: Our restructuring and exit activities arose during the second quarter and are discussed below in the analysis of our results for nine months.

Other Operating Expenses: Other operating expenses decreased $29,455, or 18%, to $132,778 in 2008 compared to $162,233 for the prior year.

Interest Income: We received $1,062 and $1,570 in interest income in 2008 and 2007, respectively. The decrease in interest income was a result of lower average deposited balances.

Interest Expense: Our interest expense increased $34,755, or 118%, to $64,181 in 2008 compared to $29,426 for the prior year due to increased average borrowings.

Income Tax Benefit: We recorded an income tax benefit of $21,867 in 2007. We recognize income tax benefits from net operating losses only in instances where future revenue sources, as outlined in Statements on Financial Accounting Standards No. 109 Accounting for Income Taxes, are present. During that period, we recognized the benefits against future reversing temporary differences; that is, deferred tax credits. During the year ended September 30, 2007, we exhausted all future income sources and, accordingly, do not expect to record income tax benefits in our current fiscal year.

Loss Applicable to Common Stockholders: Loss applicable to common stockholders amounting to ($503,815) represents our net loss of ($466,315) less preferred stock dividends and accretions of $37,500. Our preferred stock dividends and accretion arose in connection with our Series A Preferred Stock and Warrant Sale in May of 2007. Since the preferred stock has a cumulative dividend feature, those dividends, declared or undeclared, will continue to be reflected in our loss applicable to common shareholders until the preferred shares are converted, if ever. We have not declared dividends on the Series A Preferred Stock. However, for purposes of computing our net loss per common share, we are required to include dividends in arrearage that amounts to $75,000 as of June 30, 2008.

Loss Per Common Share: Our loss per common share decreased from ($0.07) in 2007 to ($0.01) in 2008. The decrease in the loss per common share is attributable to (i) our decreased net loss during 2008. Our diluted loss per common share does not include the effects of (i) our Convertible Series A Preferred Stock, (ii) warrants and (iii) employee stock options, because the effect of these financial instruments on our diluted loss per share is anti-dilutive.

Results of Operations for the Nine months ended June 30, 2008 and 2007:

Revenues: Our consolidated revenues decreased $2,311,565, or 25%, to $7,102,553 in 2008 compared to $9,414,118 for the prior year.

Manufactured Products Segment: Revenues from our Manufactured Products Segment increased $161,484, or 3%, to $5,295,564 in 2008 compared to $5,134,080 for the prior year.

Construction Services Segment: Revenues from our Construction Services Segment decreased $2,473,049, or 58%, to $1,806,989 in 2008 compared to $4,280,038 for the prior year.  The following table illustrates the revenue comparison for our Homebuilding and Restoration Services divisions:

	2008	2007
Homebuilding	$327,573	$3,259,275
Restoration Services	1,479,416	1,020,763
	$1,806,989	$4,280,038

We had five homes under construction in fiscal 2007, four were completed and one is over 99% complete as of June 30, 2008. All of these homes were contracted for during 2005 and 2006. We have not contracted to build any new homes during 2007 or 2008 and do not anticipate building any other homes in the future.  The 2008 results reflect our phasing-out of the homebuilding market and concentrating our efforts on growing the more profitable Restoration Services division.

Cost of Revenues and Gross Profit: Our consolidated cost of revenues decreased $2,148,147, or 29%, to $5,322,999 in 2008 compared to $7,471,146, for the prior year. Our consolidated gross profit decreased $163,418, or 8%, to $1,779,554 in 2008 compared to $1,942,972 for the prior year.

Manufactured Products Segment: Cost of revenues in our Manufactured Products Segment decreased $587,861, or 14%, to $3,749,534 in 2008 compared to $4,337,395 for the prior year.

Construction Services Segment: Cost of revenues in our Construction Services Segment decreased $1,560,286, or 50%, to $1,573,465 in 2008 compared to $3,133,751 for the prior year. The following table illustrates the cost of revenues comparison for our Homebuilding and Restoration Services divisions:

	2008	2007
Homebuilding	$292,113	$2,610,272
Restoration Services	1,281,352	523,479
	$1,573,465	$3,133,751

The gross profit in our Homebuilding division reflects the near completion of all of the remaining houses the Company had under contract as of June 30, 2008.

Salaries and Benefits Expenses: Our salaries and benefits expense increased $1,101,479 or 93%, to $2,291,034 in 2008 compared to $1,189,555 for the prior year.

Our salaries and benefits expense in 2008 includes $315,829 of compensation arising from share-based payment arrangements, compared to $54,334 in 2007. We have entered into employment contracts that include share-based awards. In addition, as we grow our business, we may use share-based payment arrangements to compensate and motivate our employees. Accordingly, share-based payments and the associated expense may increase in future periods.

During the nine months ended June 30, 2008, we further decreased the workforce involved in our Construction Services Segment and at our Corporate Headquarters. These headcount reductions will result in lower compensation expense in future periods. However, as our operations grow and improve, we may add employees accordingly.

Professional Fees: Our professional fees decreased $337,362, or 34%, to $641,056 in 2008 compared to $978,418, for the prior year. This decrease reflects the reduction in the use of outside professionals to assist the Company in its efforts to enter the public marketplace.

Rent and Occupancy: We rent the facilities used for our Corporate Headquarters and our Construction Services Segment under operating leases. We own the facilities used for our Manufactured Products Segment and, accordingly, rent and occupancy costs for that segment are minimal. Our rent and occupancy expense increased $4,053, or 3%, to $139,337 in 2008 compared to $135,284 for the prior year.

As more fully discussed in restructuring and exit activities, above in the quarterly results, we have exited our corporate headquarter lease and are occupying a smaller facility that meets our current needs. Our rent and occupancy costs are, therefore, expected to substantially decline in the future periods that we occupy the current facility.

Depreciation and Amortization: Depreciation and amortization, net of amounts included in cost of revenues, increased $44,280, or 62%, to $116,017 in 2008 compared to $71,737 for the prior year.

Repairs and Maintenance: Repairs and Maintenance expense increased $13,442, or 37%, to $49,558 in 2008 compared to $36,116 for the prior year.

Transportation: Transportation expense increased $65,650, or 145%, to $110,999 in 2008 compared to $45,349 for the prior year.

Restructuring and Exit Activities: We commenced a restructuring program during the second quarter that included termination of employees, exiting contracts and certain other exit costs. We account for our restructuring and exit activities under the guidelines of Statement 146 Accounting for Costs Associated with Exit or Disposal Activities. Generally, costs arising from exit and restructuring activities are recorded when they are incurred. In the case of contract terminations, costs are incurred upon contract termination or exit. In the case of termination benefits, costs are incurred when the benefit has been fixed and disclosed to the employee.

We incurred restructuring expenses of $776,600 during the nine months ended June 30, 2008.  Of this amount, $452,040 represents the termination and exit of a material lease (see Note 9), $299,560 represents termination benefits disclosed to former employees, and $25,000 was for legal fees that we have incurred. We recorded the contract termination at its fair value, using estimated future cash flows. Actual cash flows from this activity could be different. In addition, because restructuring and exit activities are recorded as they are incurred, we may record additional charges in future periods as the expense associated with the activity are incurred. The following table illustrates our charges and reserves during the nine months ended June 30, 2008:

Activity	Balance at October 1, 2007	Restructuring Charges	Restructuring Payments	Balance at June 30, 2008
Contract termination costs	$--	$452,040	$--	$452,040
Termination benefits	--	299,560	195,188	104,372
Other associated costs	--	25,000	4,386	20,614
	$--	$776,600	$199,574	$577,026

Other Operating Expenses: Other operating expenses increased $150,801, or 41%, to $515,645 in 2008 compared to $364,844 for the prior year. $108,760 of this increase is attributable to the establishment of a new corporate office (now vacated, see note 9) and the outsourcing of its technology hosting.

Interest Income: We received $1,062 and $5,470 in interest income in 2008 and 2007, respectively. The decrease in interest income was a result of lower average deposited balances.

Interest Expense: Our interest expense increased $73,657, or 99%, to $147,888 in 2008 compared to $74,231 for the prior year due to increased average borrowings.

Income Tax Benefit: We recorded an income tax benefit of $254,829 in 2007. We recognize income tax benefits from net operating losses only in instances where future revenue sources, as outlined in Statements on Financial Accounting Standards No. 109 Accounting for Income Taxes, are present. During that period, we recognized the benefits against future reversing temporary differences; that is, deferred tax credits. During the year ended September 30, 2007, we exhausted all future income sources and, accordingly, do not expect to record income tax benefits in our current fiscal year.

Loss Applicable to Common Stockholders: Loss applicable to common stockholders amounting to ($3,400,027) represents our net loss of ($3,325,027) less preferred stock dividends and accretions of $75,000. Our preferred stock dividends and accretion arose in connection with our Series A Preferred Stock and Warrant Sale in May of 2007. Since the preferred stock has a cumulative dividend feature, those dividends, declared or undeclared, will continue to be reflected in our loss applicable to common shareholders until the preferred shares are converted, if ever. We have not declared dividends on the Series A Preferred Stock. However, for purposes of computing our net loss per common share, we are required to include dividends in arrearage that amounts to $75,000 as of June 30, 2008.

Loss Per Common Share: Our loss per common share increased from ($0.08) in 2007 to ($0.09) in 2008. The increase in the loss per common share is attributable to (i) our increased net loss during 2008 coupled with (ii) the preferred stock dividends and accretions that are required to be reflected as reductions to our net loss solely for this computation. Our diluted loss per common share does not include the effects of (i) our Convertible Series A Preferred Stock, (ii) warrants and (iii) employee stock options, because the effect of these financial instruments on our diluted loss per share is anti-dilutive.

Liquidity and Capital Resources:

Working Capital: We have a working capital deficiency of ($2,169,954) as of June 30, 2008, compared to working capital of $613,551 as of September 30, 2007. Our net current assets decreased $517,749 during the intervening period and our net current liabilities increased by $2,265,756. The increase in net current liabilities is largely attributable to short-term borrowings of $1,053,817 (of which $735,000 was loaned to the Company by related parties and affiliated companies) and increases in our accounts payable and accrued liabilities of $619,052. We also incurred $577,026 related to our restructuring activities. We are currently addressing our working capital deficiency by curtailing our costs, obtaining additional financing from available sources, and working with certain of our vendors to extend their payment terms. We are also aggressively seeking permanent and/or long-term financing opportunities to alleviate these working capital deficiencies. There can be no assurance that management will be successful in achieving sufficient cost reductions or obtain additional financing under terms and conditions that are suitable.

Cash flows from Operating Activities: Net cash used in operating activities was ($1,041,857) for the nine months ended June 30, 2008 as compared to net cash used in operating activities of ($1,233,585) for the nine months ended June 30, 2007. The principle reason for this decrease was our net loss increased $2,162,959 to $3,325,027 for the nine months ended June 30, 2008 as compared to $1,162,068 for the nine months ended June 30, 2007 offset by an increase in Accounts Payable of $1,398,809.

Cash flows from Investing Activities: Capital expenditures were $174,857 and $182,390 for the nine months ended June 30, 2008 and 2007, respectively. We currently have no material commitments for equipment or other capital expenditures.

Cash flows from Financing Activities: During the nine months ended June 30, 2008, we generated cash from (i) the issuance of notes payable to related parties for $835,000, (ii) drawings on a Line of Credit for $292,382 (net of repayments), (iii) repayments of an auto loan for $5,668, (iv) the issuance of notes payable in connection with the purchase of machinery and equipment for $78,074, (v) purchase of a vehicle for $11,600.

On April 29, 2008, we entered into an agreement with a financial institution to provide for a Line of Credit (“LOC”) of up to $1,000,000, subject to certain limitations. This line replaces a previous facility with another financial institution that had a limit of $300,000. Under the LOC we are permitted to draw up to 80% of certain eligible accounts receivable arising from our Manufactured Products Segment. The interest rate is Prime plus 4.5%. The line is secured by the accounts receivable, inventory, and the unencumbered fixed assets of that segment. As part of the transaction, the lender was granted 150,000 shares of its common stock having a fair value of $15,000. The fair value of these shares, plus any other direct financing costs, is subject to capitalization and amortization as a yield adjustment over the term of the facility.

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

Item 4. Controls and Procedures

Not applicable

ITEM 4T. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our principal executive officer and principal financial/accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, along with the Company’s Chief Operating and Financial Officer, who concluded that the Company’s disclosure controls and procedures were effective as of the date of the evaluation.

There were no changes in internal controls during the quarterly period ended June 30, 2008 that have materially affected, or are reasonably likely to have materially affected, our internal controls subsequent to the date we carried out our evaluation.

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

In September, 2007 we entered into an operating lease for 5,964 square feet of office space in Sarasota, Florida which was our former corporate headquarters. Non-cancelable annual lease payments for each year ending September 30 are as follows: 2008--$156,878; 2009--$163,260; 2010--$169,109; 2011--$176,022; and, 2012--$166,712. As discussed in Note 9, we have vacated this space and on July 10th, we entered into a settlement agreement and mutual release with the landlord with an effective date of July 2nd.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended June 30, 2008, we issued 160,000 shares of our common stock to employees for compensation. We valued these common shares using the trading market prices in effect on the date of the award. Total compensation expense related to this award amounted to $60,800 and is included in salaries and benefits expense.

Also during the nine months ended June 30, 2008, we committed to the issuance of an aggregate of 2,274,630 shares of common stock to certain officers and board members in connection with their employment contracts and settlements, as follows.

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

All of the above securities were offered and sold to the investors in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated there under. Each of the investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Item 6. Exhibits

Number	Description

3.1	Certificate of Incorporation (3)

3.2	Certificate of Designation of Series A Preferred Stock (1)

3.3	Certificate of Ownership (4)

3.4	By-Laws (3)

4.1	Securities Purchase Agreement entered with Vision Master Opportunity Fund Ltd. (1)

4.2	Series A Warrant issued to Vision Master Opportunity Fund Ltd. (1)

4.3	Series B Warrant issued to Vision Master Opportunity Fund Ltd. (1)

4.4	Series J Warrant issued to Vision Master Opportunity Fund Ltd. (1)

4.5	Registration Rights Agreement entered with Vision Master Opportunity Fund Ltd. (1)

4.6	Warrant issued to Cypress Advisors LLC (1)

10.1	Share Exchange Agreement by and among Offline Consulting, Inc., Kesselring Corporation and the shareholders of Kesselring Corporation (1)

10.2	Settlement Agreement by and between Offline Consulting, Inc. and Marcello Trebitsch (1)

10.3	Settlement Agreement and Mutual Release by and between Cannon Offices L.L.C. and Kesselring Holding Corporation (6)

16.1	Letter from Morgenstern, Svboda & Baer, CPA’s P.C. (5)

31.1	Certification by Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 21, 2007.
(2)	Incorporated by reference to the Form 8-K/A filed with the Securities and Exchange Commission June 20, 2007.
(3)	Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission June 20, 2007.
(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 13, 2007.
(5)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 20, 2007.
(6)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 16, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kesselring Holding Corporation
(Registrant)

By:	/s/ Kenneth C. Craig
Kenneth C. Craig
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Charles B. Rockwood
Charles B. Rockwood
Chief Operating and Financial Officer (Principal Financial and Accounting Officer)

Date:  August 14, 2008