Form 10KSB
period 2008-09-30
Kesselring Holding Corporation.
filed 2008-12-29
CIK 1374881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

X	ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES ACT OF 1934

TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-52375

KESSELRING HOLDING CORPORATION
(Name of small business issuer in its charter)

Delaware	20-4838580
(State or other jurisdiction of incorporation)	(I.R.S Employer Identification Number)
1956 Main Street Sarasota, Florida	34236
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number	(941) 953-5774

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

The Issuer's gross sales for the year ending September 30, 2008 were $10,141,078.

As of December 26, 2008 the number of shares outstanding of the Issuer's common stock was 38,308,669.

As of December 26, 2008 the aggregate number of shares held by non-affiliates was approximately 24,434,014.

As of December 26, 2008 the aggregate market value of the Issuer's common stock held by non-affiliates was $244,340, based on the average bid and asked price of $0.01 per share as of December 26, 2008.

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

PART I
ITEM I. DESCRIPTION OF BUSINESS

ITEM 1(a) – Business Development

Kesselring Holding Corporation (the “Company”) was organized as a Delaware corporation on April 11, 2006. Following our acquisition of Kesselring Corporation on May 18, 2007 (more fully discussed in this Item, below), we are engaged in the following areas:

•	the manufacture and sale of cabinetry, door and hardware and remodeling products, principally to general contractors,
•	construction and restoration services, principally to commercial property owners, and
•	commercial remodeling on customer-owned properties.

Our business segments consist of

•	Manufactured Products (cabinetry and remodeling products), and
•	Construction Services (building, remodeling and restoration services). See Item 1(b) – Business of Issuer.

On December 12, 2008, in response to the dramatically deteriorating business environment in the West Central Florida area for the services offered by Kesselring Restoration, which is focused on construction and restoration services, the Company decided to terminate those employees and focus its efforts on subcontracting-out certain projects. The Company will evaluate its strategic options and make a final determination for that business in the second quarter of fiscal year 2009. In addition to continuance, those options could include a sale, restructuring, or liquidation of the business.

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

On May 18, 2007, Marcello Trbitsch (the pre-merger majority shareholder and principal officer) entered into a Settlement and Release Agreement (the “Settlement Agreement”) with the Company pursuant to which he agreed to cancel 117,048,750 shares of common stock in consideration of the transfer of all of the assets of the Company’s former business. The Settlement Agreement further provided for Mr. Trbitsh’s assumption of all obligations and liabilities of the Company’s former business.

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

In October, November and December, 2007 and January, June and July, 2008, certain members of our Board of Directors, or organizations with which they are affiliated, funded an aggregate $945,000 to us pursuant to notes payable. These notes bear interest at 7.0% and mature as follows: April 18, 2009 – $250,000; April 23, 2009 - $50,000; May 8, 2009 - $25,000; November 6, 2009 - $25,000 and June 18, 2009 – $250,000; June 27, 2009 - $30,000; June 30, 2009 - $45,000; July 3, 2009 - $20,000.  In addition an additional $250,000 was added in three tranches bearing interest of 12% and mature as follows: June 26, 2009 - $40,000; July 3, 2009 - $21,000; July 8, 2009 - $189,000.

Purchases of Businesses

We believe that opportunities exist to acquire privately-owned businesses in the segments that we operate within as well as other segments, on terms favorable to the company. If necessary, we will acquire the necessary financing to complete the acquisition. There can be no assurances that we will be able to achieve these conditions necessary to complete acquisitions.

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

Restructuring Program

During the second fiscal quarter of our year ended September 30, 2008, our Board of Directors undertook a restructuring program focused on curtailing our cost structure, restructuring management and associated responsibilities, cutting our headcount, raising capital, and aggressively seeking acquisition opportunities. The initial measure was to substantially restructure our executive management. This restructured executive management team developed and implemented strategic and tactical plans to address the Board-directed mandate to alleviate our liquidity shortfalls, improve gross profit margins, reduce expenses and, ultimately, achieve profitability. Since the second fiscal quarter, execution of this plan has included the following:

•	the elimination of a substantial number of our Florida-based positions and associated employment costs,
•	the curtailment of operating costs and expenses,
•	the refocus of construction services work away from less profitable homebuilding activities to more profitable restoration and renovation activities; and,
•	the aggressive development of our manufactured products business.

Our Board of Directors has been reviewing the performance of the restructuring program quarterly. The following unaudited condensed quarterly amounts and trends are the key performance indicators that our executive management reviews with our Board:

	Quarterly Period Ended (a, b)
	December 31, 2007	March 31, 2008	June 30, 2008	September 30, 2008
Revenues:
Manufactured Products:
Woodworking	$1,504,060	$1,524,482	$1,320,515	$1,491,620
Door and Hardware	285,096	403,631	257,780	559,262
	1,789,156	1,928,113	1,578,295	2,050,882
Construction Services:
Homebuilding	253,614	23,489	50,470	29,318
Restoration	655,104	456,279	368,034	958,324
	908,718	479,768	418,504	987,642
Total	2,697,874	2,407,881	1,996,799	3,038,526

Gross profit:
Manufactured Products	392,966	630,783	459,810	788,236
Construction Services	92,018	(3,536)	145,042	320,156
Total	484,984	627,247	604,852	1,108,392

Manufactured Products	22.0%	32.7%	29.1%	38.4%
Construction Services	10.1%	(0.7%)	34.7%	32.4%
Total	18.0%	26.1%	30.3%	36.5%

Costs and expenses:
Restructuring costs (c)	--	789,100	(12,500)	(118,994)
Other operating costs	1,759,555	1,345,969	1,020,878	986,417
Other income (expense)	(33,057)	(43,262)	(62,789)	(65,127)
Total	1,792,612	2,178331	1,071,167	932,840

Net income (loss)	$(1,307,628)	$(1,551,084)	$(466,315)	$175,846
Income (loss) per common share—basic and diluted	$(0.04)	$(0.04)	$(0.01)	$0.01

Earnings (loss) before interest, taxes, depreciation and amortization (EBITDA) (d)	$(1,237,689)	$(1,454,596)	$(357,155)	$287,267
Cash flows from operations	$(951,275)	$15,466	$(106,048)	$(62,724)
Working capital deficiency	$(564,224)	$(2,025,658)	$(2,169,954)	$(1,870,888)

(a)	These results should be read in conjunction with our consolidated financial statements and Management’s Discussion and Analysis included elsewhere in this Annual Report.
(b)	We have provided further analysis of these key indicators in Management’s Discussion and Analysis.
(c)	See our accounting policy and details of our restructuring charges below and in Note 8 to our consolidated financial statements.
(d)
EBITDA is a non-GAAP measure, but it is a performance indicator that our Board has found useful. A reasonably comparable GAAP measure is cash flow from operations, also provided above. The principal difference in these two measures is that cash flow from operating activities includes the effects of changes in operating assets and operating liabilities.

In addition to the restructuring of our operations, our executive management is currently performing due diligence procedures on certain acquisition candidates and carefully considering other strategic initiatives to bring the Company into a state of profitability and continued growth. However, any acquisition will be predicated on our ability to obtain acquisition financing in order to complete the acquisition. The current capital markets have been slow, and in some instances unresponsive, to our proposals for financing. Accordingly and in particular given the unprecedented dislocation in the financial and credit markets, we cannot provide any guarantee or level of probability with respect to our ability to close on the acquisition of these candidates.

We account for exit and termination activities arising from our restructuring program in accordance with Statement of Financial Accounting Standards No. 146 Accounting for Costs Associated with Exit of Disposal Activities. Statement No. 146 represents a significant change from the prior practice by requiring that a liability for costs associated with an exit or disposal activity be recognized generally as they are incurred and initially measured at fair value only when the liability is incurred.

The following table illustrates the activity in our restructuring reserve:

Activity	Balance at October 1, 2007	Restructuring Charges	Restructuring Payments/Adjustments/ Credits	Balance at September 30, 2008
Contract termination costs	$--	$452,040	$139,540	$312,500
Termination benefits	--	299,560	240,811	58,749
Other associated costs	--	25,000	14,359	10,641
	$--	$776,600	$394,710	$381,890

Contract Termination Costs:  In March 2008, we exited a significant facility operating lease that has remaining non-cancellable payments of $748,787 (including executory costs). At that time, we recorded our best estimate of the fair value of the lease obligation, amounting to $425,040, which was net of estimated sublease collections, using a probability weighted, discounted forward cash flow valuation technique. As discussed in Note 13 in the accompanying financial statements, in July 2008, we entered into a settlement agreement and mutual release with the landlord. Based upon the terms of the settlement agreement, we revised our estimate of the lease exit reserve which reduced the reserve by $119,000.

Termination Benefits: We have terminated the employment of certain officers and employees since the commencement of our restructuring program. We record termination benefits when they are both approved by the appropriate level of management (or in some instance our Board of Directors) and the benefit is communicated to and committed to the employee. Our termination benefits do not include any on-going performance payments (such as stay-bonuses) or benefit (such as health insurance).

Other Associated Costs: These costs represent direct, incremental expenses associated with the exit or restructuring activities, such as legal expenses related to consultation and the drafting of agreements.

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

ITEM 1(b) – Business of Issuer

We are engaged in the following areas:

•	the manufacture and sale of cabinetry door and hardware and remodeling products, principally to contractors,
•	restoration services, principally to commercial property owners, and
•	multifamily and commercial remodeling and building services on customer-owned properties.

We apply the “management approach” to the identification of our reportable operating segments as provided in Financial Accounting Standard No. 131 Disclosures about Segments of an Enterprise and Related Information. This approach requires us to report our segment information based on how our chief decision making officer internally evaluates our operating performance. As more fully discussed in Note 14 to our Consolidated Financial Statements, included in Item 7 and Item 1(b), herein, our business segments consist of the following:

•	Manufactured Products (manufacture and sale of cabinetry, door and hardware and remodeling products), and
•
Construction Services (building and restoration services). Our Manufactured Products Segment facilities are located in the State of Washington and principally serve contractors in the Northwestern United States. Our Construction Services Segment, consisting of building and restoration services, is conducted in the State of Florida and principally serves the West Central Florida Area.

Manufactured Products Segment

The King Group of Companies (“King Group”) are manufacturers of wood casings and cabinets, and door and hardware products in central Washington State. In over 29,000 square feet of manufacturing space, the King Group manufactures specialty wood moldings, doors, casework, display fixtures and related hard surface materials. Approximately 75% of its work is commercial with the remainder high-end residential. The commercial work is predominately secured through competitive bidding. Work is performed for major general construction contractors statewide.

Construction Services Segment

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

Employees

As of September 30, 2008, we have 70 employees of which 54 are full time employees. Our employees are located in Florida and Washington: 20 employed in our Construction Services Segment, 47 in our Manufactured Products Segment, and 3 in Corporate. We have not experienced any work stoppages and we consider relations with our employees to be good. Further, we believe that the workforce in our service areas is generally sufficient to support our overall growth plans.

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

Although our management team has been engaged in the restoration and wood working business for an extended period of time, we did not begin operations of our current business concept relating to restoration and wood working until January 2005 and we have only recently commenced our plan of acquiring other companies. Through September 30, 2008, we have completed three acquisitions.  We have a limited operating history in our current combined form, which makes it difficult to evaluate our business on the basis of historical operations.  As a consequence, it is difficult, if not impossible, to forecast our future results based upon our historical data.  Reliance on the historical results of our acquisition targets may not be representative of the results we will achieve, particularly in our combined form.  Because of the uncertainties related to our lack of historical operations, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in sales, revenues or expenses.  If we make poor budgetary decisions as a result of unreliable historical data, we could be less profitable or incur losses, which may result in a decline in our stock price.

Our results of operations have historically resulted in losses, and we may not be able to achieve profitability.

We incurred a net loss of ($3,149,185) for the year ended September 30, 2008, and a net loss of ($3,106,621) for the year ended September 30, 2007. Our management believes that our current business plan will be successful and that we believe we will be able to limit our losses; however, our business plan is speculative and unproven.  There is no assurance that we will be successful in executing our business plan or that even if we successfully implement our business plan, that we will be able to curtail our losses now or in the future.  If we incur significant operating losses, our stock price may decline, perhaps significantly.

Our business depends on the demand for construction and restoration services, and if the demand for these services decrease, our revenues could decline.

Our business depends upon the demand for construction and restoration services that we provide primarily to commercial general contractors.  In our Construction Services segment, we have been adversely impacted by the rapidly deteriorating economy in Florida. This has resulted in a dramatic reduction in potential projects as our customers have put many projects on hold as the nation is in a recession. We would be adversely affected by any slowdown in the growth of, or reduction in demand for, restoration services. Additionally, demand for all of our services depends on numerous factors, including:

	The state of the economy in general, and in particular, in Florida and Washington,

	the financial condition of general contractors, associations, and commercial building owners or businesses looking Services who retain our services.

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

We have pursued, and we intend to continue to pursue, a strategy of acquiring other businesses. Our business model is to acquire restoration and construction services and remodeling businesses as well as other businesses not in that sector.  However, acquisitions are not always successful or profitable.  Any future acquisitions could expose us to risks, including risks associated with assimilating new operations and personnel; diversion of resources from our existing businesses; inability to generate revenues sufficient to offset associated acquisition costs; and risks associated with the maintenance of uniform standards, controls, procedures and policies.  Acquisitions may also result in additional expenses from amortizing acquired intangible assets.  If we attempt an acquisition and are unsuccessful in its completion, we will likely incur significant expenses without any benefit to our company.  If we are successful in completing an acquisition, the risks and other problems we face may ultimately make the acquisition unprofitable.  Failed acquisition transactions and underperforming completed acquisitions would burden us with significant costs without any corresponding benefits to us, which could cause our stock price to decrease, perhaps significantly.

We expect that we will need to raise additional funds, and these funds may not be available when we need them.

We believe that we will need to raise approximately $1 million to $3 million, in order to fund our growth strategy and implement our business plan.  Specifically, we expect that we will need to raise additional funds in order to pursue rapid expansion, develop new or enhanced services and products, and acquire complementary businesses or assets.  Additionally, we may need funds to respond to unanticipated events that require us to make additional investments in our business.  There can be no assurance that additional financing will be available when needed on favorable terms, or at all.  If these funds are not available when we need them, then we may need to change our business strategy and reduce our rate of growth.

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

If we lose members of our senior management, we may not be able to find appropriate replacements on a timely basis, and our business could be adversely affected.  Our existing operations and continued future development depend to a significant extent upon the performance and active participation of certain key individuals, including primarily our Chief Operating and Financial Officer.  We cannot guarantee that we will be successful in retaining the services of these or other key personnel.  If we were to lose any of these individuals, we may not be able to find appropriate replacements on a timely basis and our financial condition and results of operations could be materially adversely affected.

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

SPECIFIC RISKS RELATING TO OUR COMMON STOCK

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

PART I
ITEM 2. DESCRIPTION OF PROPERTY.

Our Corporate Headquarters are located in Sarasota, Florida. Our Construction Services Operations are located in Bradenton, Florida.

•
Sarasota Facility: We lease our Sarasota, Florida Facility (2,030 square feet) under a non-cancelable operating lease with a remaining term of approximately two years. Our annual lease obligations under this lease are $29,825 and $25,575 for each year in the two-year period ending September 30, 2010.

•	Bradenton Facility: We lease our Bradenton, Florida facility (approximately 4,000 square feet) on a month-to-month basis with a monthly rent payment of $3,940.

Our Manufactured Products Operations are located in Union Gap, Washington. We own four facilities that are used for manufacturing, warehousing and administration. Information about these facilities is as follows:

Address	Date Purchased	Square Feet	Purchase Price	Est. Market Value
602 W. Valley Mall Blvd. (1)	May 1987	21,600	$468,000	$950,000
604 W. Valley Mall Blvd. (1)	March 1988	7,500	$220,000	$550,000
3711 S. 1st Street	July 1976	6,822	$82,000	$172,000
506 W. Valley Mall Blvd. (2)	July 2007	7,200	$389,257	$389,257

(1)
On March 2, 2007, we entered into a face value, $1,255,500, ten-year, adjustable rate mortgage note payable which is secured by the 602 and 604 W. Valley Mall Blvd properties. A related party, who holds a note payable for $250,000, has a second lien position on the property.

(2)	The 506 W. Valley manufacturing facility secures a ten-year mortgage with a face value of $308,000.

On July 30, 2007, we entered into a purchase agreement for the purchase of 13,000 square feet of unimproved land with 7,200 square feet of office space adjacent to our 604 W. Valley Mall Blvd. Location. This purchase facilitated expansion of our manufacturing capability at that location. We otherwise believe that our current facilities are sufficient for our current operating levels and projected growth in the near term. We have no material commitments to purchase other property or equipment.

In March 2008, we exited a significant facility operating lease that has remaining non-cancellable payments of $748,787 (including executory costs). On July 10th, we entered into a settlement agreement and mutual release with the landlord with an effective date of July 2nd with the following terms:

1)
For a payment of $75,000 in five equal installments of $15,000 each on July 2nd, August 2nd, September 2nd, October 2nd and November 2nd, 2008, the landlord has agreed to an abatement of legal action against the company for a period of two years.

2)	At the end of the two year period, and if the initial payment is made, the landlord shall be entitled to a final judgment of the lessor of the following amounts:

a.	The sum of $312,500, or
b.	b. The sum of $709,045 minus the initial payment of $75,000 and any rent received as part of a sub lease arrangement during the balance of the initial lease term.

We made the $75,000 initial payment and have recorded the $312,500 as part of the Restructuring Reserve for the year ended September 30, 2008 (Note 8 in the accompanying financial statements).

PART I

ITEM 3. LEGAL PROCEEDINGS.

As more fully discussed in Part I, Item 3 Properties, on July 10th, we entered into a settlement agreement and mutual release with the landlord of our former corporate headquarters with an effective date of July 2nd with the following terms:

1)
For a payment of $75,000 in five equal installments of $15,000 each on July 2nd, August 2nd, September 2nd, October 2nd and November 2nd, 2008, the landlord has agreed to an abatement of legal action against the company for a period of two years.

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

PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information:

Our common stock is traded on the OTC Bulletin Board, referred to herein as the OTCBB, under the symbol “KSSH”. The high and low trades for our shares for each quarter were:

Quarterly period ended:	High	Low
September 30, 2008	$0.09	$0.02
June 30, 2008	$0.16	$0.06
March 31, 2008	$0.32	$0.07
December 31, 2007	$0.65	$0.30

Quarterly period ended:	High	Low
September 30, 2007	$1.00	$0.26
June 30, 2007	$0.23	$0.12
March 31, 2007	NA	NA
December 31, 2006	NA	NA

Holders:

As of September 30, 2008, there were approximately 67 holders of record of our common stock. This number excludes individual stockholders holding stock under nominee security position listings.

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

Securities authorized for issuance under equity compensation plans:

The following table sets forth information about shares of the Company’s common stock that may be issued upon the exercise of options granted to employees and/or consultants:

Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plan
Security Holder Approved	-	-	-

Security Holder Not Approved	2,450,200.13		10,180,169

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

The Company was organized as a Delaware corporation on April 11, 2006. Following our acquisition of the Kesselring Corporation, on May 18, 2007 (more fully discussed in this Item, below), we are engaged in (i) restoration services, principally to commercial property owners, (ii) the manufacture and sale of cabinetry and remodeling products, principally to contractors and (iii) multifamily and commercial remodeling and building services on customer-owned properties. Our business segments consist of (i) Construction Services (building and restoration services), and (ii) Manufactured Products. See Item 1(b) – Business of Issuer. We apply the “management approach” to the identification of our reportable operating segments as provided in Financial Accounting Standard No. 131 Disclosures about Segments of an Enterprise and Related Information. This approach requires us to report our segment information based on how our chief decision making officer internally evaluates our operating performance. As more fully discussed in Note 14 to our Consolidated Financial Statements included in Item 7 and Item 1(b), herein, our business segments consist of (i) Construction Services (building and restoration services), and (ii) Manufactured Products. Our building and restoration services are conducted in the State of Florida and principally serve the West Central Florida Area. Our Manufactured Products manufacturing facilities are located in the State of Washington and serve principally contractors in the Northwestern United States.

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

During our second fiscal quarter of our year ended September 30, 2008, our Board of Directors undertook a restructuring program focused on curtailing our cost structure, restructuring management and associated responsibilities, cutting our headcount, raising capital, and aggressively seeking acquisition opportunities. The initial measure was to substantially restructure our executive management. This restructured executive management team developed and implemented strategic and tactical plans to address the Board-Directed mandate to alleviate our liquidity shortfalls, improve gross profit margins, reduce expenses and, ultimately, achieve profitability. Since the first fiscal quarter, execution of this plan has included (i) the elimination of a substantial number of our Florida-based positions and the associated employment costs, (ii) the curtailment of operating costs and expenses, (iii) the refocus of construction services work away from less profitable homebuilding activities to more profitable restoration and renovation activities; and, (iv) the aggressive development of our manufactured products business.

We account for exit and termination activities arising from our restructuring program in accordance with Statement of Financial Accounting Standards No. 146 Accounting for Costs Associated with Exit of Disposal Activities. Statement No. 146 represents a significant change from the prior practice by requiring that a liability for costs associated with an exit or disposal activity be recognized generally as they are incurred and initially measured at fair value only when the liability is incurred.

The following table illustrates the activity in our restructuring reserve:

Activity	Balance at October 1, 2007	Restructuring Charges	Restructuring Payments/Adjustments	Balance at September 30, 2008
Contract termination costs	$--	$452,040	$139,540	$312,500
Termination benefits	--	299,560	240,811	58,749
Other associated costs	--	25,000	14,359	10,641
	$--	$776,600	$394,710	$381,890

Contract Termination Costs:  In March 2008, we exited a significant facility operating lease that has remaining non-cancellable payments of $748,787 (including executory costs). At that time, we recorded our best estimate of the fair value of the lease obligation, amounting to $425,040, which was net of estimated sublease collections, using a probability weighted, discounted forward cash flow valuation technique. As discussed in Note 13 in the accompanying financial statements, in July 2008, we entered into a settlement agreement and mutual release with the landlord. Based upon the terms of the settlement agreement, we revised our estimate of the lease exit reserve which reduced the reserve by $119,000.
Termination Benefits: We have terminated the employment of certain officers and employees since the commencement of our restructuring program. We record termination benefits when they are both approved by the appropriate level of management (or in some instance our Board of Directors) and the benefit is communicated to and committed to the employee. Our termination benefits do not include any on-going performance payments (such as stay-bonuses) or benefit (such as health insurance).

Other Associated Costs: These costs represent direct, incremental expenses associated with the exit or restructuring activities, such as legal expenses related to consultation and the drafting of agreements.

Growth Strategy

We believe that opportunities exist to acquire privately-owned businesses. As of this date, we have completed the acquisitions listed below. Further acquisitions are dependent upon our ability to identify acquisition targets, negotiate terms that are favorable to the Company and, if necessary, acquire the necessary financing to complete the acquisition. There can be no assurances that we will be able to achieve these conditions necessary to complete acquisitions.

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

On July 1, 2006, Kesselring Florida acquired the outstanding common stock of the individual companies comprising the King Group for 7,446,218 shares of our common stock; face value $700,000 of notes payable, due December 31, 2006; and, up to $150,000 for certain direct, purchase-related reimbursements that were probable of payment at the time of the purchase. The King Group comprised individual companies that were under common shareholder control at the time of our purchase. We purchased the King Group for the purpose of commencing our Manufactured Products business. The common shares that we issued had a fair value of $1,680,723 on the acquisition date based upon a valuation of the share values using the Income Approach; accordingly, our purchase price amounted to $2,530,723. Our acquisition of the King Group was accounted for using the purchase method of accounting. Accordingly, the purchase price, noted above, plus the fair values of assumed liabilities, was allocated to the tangible and intangible assets acquired based upon their respective fair values. The operations of the King Group are included in our consolidated financial statements commencing on the date of this acquisition

Sensitive Accounting Estimates

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

•
Share-based payment arrangements: The Black-Scholes-Merton and Trinomial Lattice valuation models that we use to value share-indexed contracts, such as warrants and options, requires that certain assumptions be made when calculating the compensation expense related to stock options. Of these assumptions, a volatility factor is required as part of the calculation. Due to the lack of significant stock history, the volatility of comparable companies (“peers”) was analyzed to determine the appropriate rate to be used in the calculation.

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

•
We account for exit and termination activities arising from our restructuring program in accordance with Statement of Financial Accounting Standards No. 146 Accounting for Costs Associated with Exit of Disposal Activities. Statement No. 146 represents a significant change from the prior practice by requiring that a liability for costs associated with an exit or disposal activity be recognized generally as they are incurred and initially measured at fair value only when the liability is incurred. Fair value measurements of these liabilities is particularly sensitive because they require us to make reasonable business projections of future outcomes. In making these estimations, we have considered multiple, probability-weighted outcomes. Since current accounting standards provide for the recognition of restructuring and exit activities when the related costs have been incurred, we may have additional charges in future periods as we continue our restructuring activities.

As of September 30, 2008, there have been no material additions to our critical accounting policies and there have been no changes in the application of existing accounting principles.

Results of Operations for the Year Ended September 30, 2008, compared to the Year Ended September 30, 2007

Revenues: Our consolidated revenues decreased $2,034,117, or 17%, to $10,141,078 in 2008 compared to $12,175,195 for the prior year.

Manufactured Products Segment: Revenues from our Manufactured Products Segment increased $283,365 in 2008 to $7,346,555, compared to $7,063,190 in the prior year.

Construction Services Segment: Revenues from our Construction Services Segment decreased $2,317,482 or 45% to $2,794,523 in 2008, compared to $5,112,005 in the prior year. The following table illustrates the revenue comparison for our homebuilding and renovation construction services:

	2008	2007
Homebuilding	$356,891	$3,043,034
Restoration	2,437,632	2,068,971
	$2,794,523	$5,112,005

We had two homes under construction in fiscal 2008, they are over 99% complete as of September 30, 2008. All of these homes were contracted for during 2005 and 2006. We did not contract to build any new homes during 2008 and do not anticipate building any other homes in the future. The increase in our restoration services resulted principally from the shift of emphasis from homebuilding to restoration services.

Cost of Revenues and Margins: Our consolidated cost of revenues decreased $2,478,480 or 25% to $7,315,603 in 2008, compared to $9,794,083 in the prior year. Our consolidated gross profit increased $444,363 or 19% to $2,825,475 in 2008, compared to $2,381,112 in the prior year.

Manufactured Products Segment: Cost of revenues in our Manufactured Products Segment decreased $689,711 to $5,074,760 in 2008, compared to $5,764,472 in the prior year.

Construction Services Segment: Cost of revenues arising from our Construction Services Segment decreased $1,788,768 or 44% to $2,240,843 in 2008, compared to $4,029,611 in the prior year. The following table illustrates the cost of revenues comparison for our homebuilding and restoration construction services:

	2008	2007
Homebuilding	$308,523	$2,664,626
Restoration	1,932,320	1,364,985
	$2,240,843	$4,029,611

Our homebuilding services experienced an increased gross profit percentage to 14% in 2008, compared to 12% in 2007.  Our restoration services experienced a decreased gross profit percentage to 21% from 34% in 2007. The lower gross profit is attributable to an increase in competition as the builders in new construction markets have repositioned themselves into the restoration market as a result of the declining economic conditions in the West Central Florida Area, which are currently being experienced across the United States.

Salaries and Benefits Expenses: Our salaries and benefits expense increased $931,120 or 48% to $2,858,103 in 2008, compared to $1,926,983 in the prior year. The increase resulted from (i) our acquisition of the King Group, and (ii) the increase in average head count during 2008.

Our salaries and benefits expense in 2008 includes $329,975 of compensation arising from share-based payment arrangements, compared to $340,834 in 2007. We have entered into employment contracts subsequent to our recent fiscal year end that include share-based awards. In addition, as we grow our business, we may use share-based payment arrangements to compensate and motivate our employees. Accordingly, share-based payments and the associated expense may increase in future periods.

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

Professional Fees: Our professional fees decreased $1,088,466 to $649,329  in 2008, compared to $1,737,795 in the prior year. This decrease was due to decreased legal, audit and consulting fees that were necessary to (i) prepare financial statements for the fiscal years ended September 30, 2006 and 2005, (ii) prepare filings to report financial and other information about our merger and (iii) provide the necessary consultancy support traditionally required by a publicly-traded company. We paid $33,780 of our professional fees in 2008 under share-based arrangements. We record share-based payments at fair values. We do not anticipate incurring professional fees of this magnitude in future periods.

Consulting Fees, Related Parties: Our consulting fees, related parties, decreased $341,564 to $87,625- in 2008, compared to $429,189 in the prior year.  Consulting fees, related parties, were paid in cash during 2007. Consulting fees, related parties, related to the services in connection with the merger and the going-public decision. We do not anticipate incurring consulting fees, related parties, at this level in future periods.

Rent and Occupancy: We rent the facilities used for our Corporate Headquarters and our Construction Services Segment under operating leases. We own the facilities used for our Manufactured Products Segment and, accordingly, rent and occupancy costs for that segment are minimal. Our rent and occupancy expense decreased $73,024 to $156,173 in 2008, compared to $229,197 in the prior year. This decrease is attributable to our moving the corporate headquarters into a more reasonably priced facility.

Repair and Maintenance: Our repair and maintenance expense decreased $116,457 to $83,813 in 2008, compared to $200,270 in the prior year.
Depreciation and Amortization: Depreciation and amortization net of amounts included in cost of sales, decreased $13,606 or 8% to $153,576 in 2008 compared to $167,182 in the prior year.

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

We incurred restructuring expenses of $776,600 during the year ended September 30, 2008.  Of this amount, $452,040 represents the termination and exit of a material lease (see Note 13), $299,560 represents termination benefits disclosed to former employees, and $25,000 was for legal fees that we have incurred. In July 2008, we entered into a settlement agreement and mutual release with the landlord.  Based upon the terms of the settlement agreement, we revised our estimate of the lease exit reserve which reduced the reserve by $119,000.  We recorded the contract termination at its fair value, using estimated future cash flows. Actual cash flows from this activity could be different. In addition, because restructuring and exit activities are recorded as they are incurred, we may record additional charges in future periods as the expense associated with the activity are incurred. The following table illustrates the activity in our restructuring reserve:

Activity	Balance at October 1, 2007	Restructuring Charges	Restructuring Payments/Adjustments/ Credits	Balance at September 30, 2008
Contract termination costs	$--	$452,040	$139,540	$312,500
Termination benefits	--	299,560	240,811	58,749
Other associated costs	--	25,000	14,359	10,641
	$--	$776,600	$394,710	$381,890

Other Operating Expenses: Other operating expenses increased $132,600 to $602,770 in 2008 compared to $470,170 in the prior year. This increase is primarily due to recognition of approximately $62,000 in additional bad debts arising from homebuilding services.

Interest Expense: Our interest expense increased from $107,715 in 2007 to $233,437 in 2008 due to increased average borrowings. During our current fiscal year we generated proceeds from the issuance of interest-bearing debt in the amount of $3,819,142. We paid debt in the amount of $2,647,077 during the same year. Considering that a large balance of our new indebtedness arose late in the year (i.e. during the June to August timeframe) we expect our average outstanding balances to increase, which, in turn, will result in an increase in interest expense. In addition, we are amortizing approximately $55,000 in deferred financing costs over the terms of our loans with charges to interest expense. These charges will continue while balances are outstanding.

Interest Income: We received $5,799 and $1,062 in interest income in 2007 and 2008, respectively. The decrease in interest income was a result of lower average deposited balances. Currently, cash is being used in operating activities and, accordingly, interest income is expected to decline during fiscal 2009.

Income Tax Benefit: We recorded an income tax benefit of $-0- during the year ended September 30, 2008 compared to $254,829 in 2007. We recognize income tax benefits from net operating losses only in instances where future revenue sources, as outlined in Statements on Financial Accounting Standards No. 109 Accounting for Income Taxes, are present. During each period, we recognized the benefits against future reversing temporary differences; that is, deferred tax credits. During the year ended September 30, 2007, we exhausted all future income sources and, accordingly, do not expect to record income tax benefits in our next fiscal year.

Loss Applicable to Common Stockholders: Loss applicable to common stockholders amounting to ($3,304,664) represents our net loss of ($3,149,185) less preferred stock dividends and accretions of ($155,479). Our preferred stock dividends and accretion arose in connection with our Series A Preferred Stock and Warrant Sale in May of 2007. In connection with this financing transaction, we recorded a deemed dividend to the benefit of the preferred stockholders in the amount of $1,479,104. See the discussion of this accounting under our Liquidity and Capital Resources section, below. We do not anticipate any further deemed dividends on this financial instrument. However, the financial instrument has a cumulative dividend feature and those dividends, declared or undeclared, will continue to be reflected in our loss applicable to common shareholders until the preferred shares are converted, if ever. We have not declared dividends on the Series A Preferred Stock. However, for purposes of computing our net loss per common share, we are required to include dividends in arrearage that amounts to $155,479.

Loss Per Common Share: Our loss per common share decreased from ($0.14) in 2007 to ($0.09) in 2008. The decrease in the loss per common share is attributable to (i) our increased net loss during 2007 coupled with (ii) the preferred stock dividends and accretions that are required to be reflected as reductions to our net loss solely for this computation. Our diluted loss per common share does not include the effects of (i) our Convertible Series A Preferred Stock, (ii) warrants and (iii) employee stock options, because the effects of these financial instruments on our diluted loss per share is anti-dilutive. The following table illustrates the number of indexed shares in each of these categories:

Indexed Shares
Series A Preferred Stock	3,091,966
Warrants	9,275,877
Stock Options	2,450,200
Total share indexed to financial instruments	14,818,043

We apply the Treasury Stock Method to compute the dilutive effects of options and warrants. We apply the If-Converted Method to compute the dilutive effects of convertible securities, such as the Series A Preferred Stock. In future periods, these financial instruments may have a dilutive effect on our loss per common share and, accordingly, may be included in the computation at that time.

Condensed Unaudited Quarterly Results during the Restructuring Period:

The following unaudited condensed quarterly amounts and trends are the key performance indicators that our executive management reviews with our Board:

	Quarterly Period Ended (a, b)
	December 31, 2007	March 31, 2008	June 30, 2008	September 30, 2008
Revenues:
Manufactured Products:
Woodworking	$1,504,060	$1,524,482	$1,320,515	$1,491,620
Door and Hardware	285,096	403,631	257,780	559,262
	1,789,156	1,928,113	1,578,295	2,050,882
Construction Services:
Homebuilding	253,614	23,489	50,470	29,318
Restoration	655,104	456,279	368,034	958,324
	908,718	479,768	418,504	987,642
Total	2,697,874	2,407,881	1,996,799	3,038,524

Gross profit:
Manufactured Products	392,966	630,783	459,810	788,236
Construction Services	92,018	(3,536)	145,042	320,156
Total	484,984	627,247	604,852	1,108,392

Manufactured Products	22.0%	32.7%	29.1%	38.4%
Construction Services	10.1%	(0.7%)	34.7%	32.4%
Total	18.0%	26.1%	30.3%	36.5%

Costs and expenses:
Restructuring costs (c)	--	789,100	(12,500)	(118,994)
Other operating costs	1,759,555	1,345,969	1,020,878	986,417
Other income (expense)	(33,057)	(43,262)	(62,789)	(65,127)
Total	1,792,612	2,178331	1,071,167	932,840

Net income (loss)	$(1,307,628)	$(1,551,084)	$(466,315)	$175,846
Income (loss) per common share—basic and diluted	$(0.04)	$(0.04)	$(0.01)	$0.01

Earnings (loss) before interest, taxes, depreciation and amortization (EBITDA) (d)	$(1,237,689)	$(1,454,596)	$(357,155)	$287,267
Cash flows from operations	$(951,275)	$15,466	$(106,048)	$(62,724)
Working capital deficiency	$(564,224)	$(2,025,658)	$(2,169,954)	$(1,870,888)

(a)	These results should be read in conjunction with our consolidated financial statements and Management’s Discussion and Analysis included elsewhere in this Annual Report.
(b)	We have provided further analysis of these key indicators in Management’s Discussion and Analysis.
(c)	See our accounting policy and details of our restructuring charges below and in Note 8 to our consolidated financial statements.
(d)
EBITDA is a non-GAAP measure, but it is a performance indicator that our Board has found useful. A reasonably comparable GAAP measure is cash flow from operations, also provided above. The principal difference in these two measures is that cash flow from operating activities includes the effects of changes in operating assets and operating liabilities.

In addition to the restructuring of our operations, our executive management is currently performing due diligence procedures on certain acquisition candidates and carefully considering other strategic initiatives to bring the Company into a state of profitability and continued growth. However, any acquisition will be predicated on our ability to obtain acquisition financing in order to complete the acquisition. The current capital markets have been slow, and in some instances unresponsive, to our proposals for financing. Accordingly and in particular given the unprecedented dislocation in the financial and credit markets, we cannot provide any guarantee or level of probability with respect to our ability to close on the acquisition of these candidates.

We account for exit and termination activities arising from our restructuring program in accordance with Statement of Financial Accounting Standards No. 146 Accounting for Costs Associated with Exit of Disposal Activities. Statement No. 146 represents a significant change from the prior practice by requiring that a liability for costs associated with an exit or disposal activity be recognized generally as they are incurred and initially measured at fair value only when the liability is incurred.

The following table illustrates the activity in our restructuring reserve:

Activity	Balance at October 1, 2007	Restructuring Charges	Restructuring Payments/Adjustments/ Credits	Balance at September 30, 2008
Contract termination costs	$--	$452,040	$139,540	$312,500
Termination benefits	--	299,560	240,811	58,749
Other associated costs	--	25,000	14,359	10,641
	$--	$776,600	$394,710	$381,890

Contract Termination Costs:  In March 2008, we exited a significant facility operating lease that has remaining non-cancellable payments of $748,787 (including executory costs). At that time, we recorded our best estimate of the fair value of the lease obligation, amounting to $425,040, which was net of estimated sublease collections, using a probability weighted, discounted forward cash flow valuation technique. As discussed in Note 13 in the accompanying financial statements, in July 2008, we entered into a settlement agreement and mutual release with the landlord. Based upon the terms of the settlement agreement, we revised our estimate of the lease exit reserve which reduced the reserve by $119,000.

Termination Benefits: We have terminated the employment of certain officers and employees since the commencement of our restructuring program. We record termination benefits when they are both approved by the appropriate level of management (or in some instance our Board of Directors) and the benefit is communicated to and committed to the employee. Our termination benefits do not include any on-going performance (such as stay-bonuses) or benefit (such as health) requirements.

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

Revenues: Within the Manufactured Products segment, we took steps to increase our Door and Hardware volume by inserting new management, intensifying our business development activities, and broadening our geographic reach. By shifting our focus from smaller “transactional” type sales to aggressively securing larger “contract” type projects, we have been able to increase the backlog of projects which has resulted in accelerated revenue growth within the category type.

In our Construction Services segment, after shrinking our headcount and inserting new management and business development expertise, we went back to what made us successful over three decades ago by concentrating on medium size painting, waterproofing, and concrete restoration type projects. As a result, we were able to quickly secure several new projects with past customers and increase our revenues.

Gross Profit: We implemented several initiatives across both segments designed to instill discipline within the project estimation process to ensure that every project meets a minimum profit hurdle or falls into a broader plan which does. In the Manufactured Products segment, for example, we re-engineered our installation process which translated into higher margins on certain larger projects. In our Construction Services segment, we shifted our strategy from out-sourcing to in-sourcing, By doing the work with our own in-house crews who are expert in their painting, waterproofing, and concrete restoration fields, we were able to better control the projects versus subcontracting the work out to others. This increased our gross profits and improved customer satisfaction levels.

EBITDA: The goal of the restructuring initiatives implemented since the early part of the second quarter were to remove as much costs as possible while at the same create a scalable, externally focused platform capable of delivering positive EBITDA and growth. In the quarterly period ended March 31, when a $789,100 largely non-cash charge was taken, EBITDA has improved significantly since the first quarter. Maintaining positive EBITDA in the near term will be difficult, however, given the challenges facing our Construction Services segment (see Subsequent Events note).

Liquidity and Capital Resources

As reflected in our consolidated financial statements, we have incurred losses of ($3,149,185) and ($3,106,621) during the years ended September 30, 2008 and 2007, respectively. As discussed above, in the operating results comparison, our 2008 loss included, among other items, significant increases in salaries and benefits and professional fees that substantially depressed our operating income. In addition, our current working capital level of $(1,870,888)  is insufficient in our view to sustain our current levels of operations without substantial cost reductions and additional financing. During our most recent fiscal year ended September 30, 2008, our financing activities resulted in net cash proceeds of $1,172,065.

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

As a result of our executive management’s efforts, we have (i) increased our revenues in the fourth quarter to $3,038,525 compared to $2,697,874, $2,407,881 and $1,996,799 during our first, second, and third quarters, respectively, (ii) increased our consolidated gross profits to 30% and 35% for our third and fourth quarters, respectively, compared to 18% and 26% during our first and second quarters, respectively, (iii) increased our operating profit to $175,841 in the fourth quarter compared to operating losses of ($1,307,628), ($1,551,085), and ($466,317), in the first, second, and third quarters, respectively. (iv) reduced our cash-based compensation expenditures to $575,000 and $570,000 for our third and fourth quarters, respectively, compared to $840,000 and $538,000 during our first and second quarters, respectively, and (v) reduced our total operating expenses to $1,084,000 and $895,000 for our third and fourth quarters, respectively, compared to $1,760,000 and $2,135,000 during our first and second quarters, respectively.

Notwithstanding the operating performance improvements, our negative liquidity conditions have worsened from reporting working capital of $613,551 at September 30, 2007 to a deficiency of working capital of ($1,870,888)  at September 30, 2008.  The reduction in liquidity is due to our preservation of cash reserves to sustain our operations while working closely with our creditors and vendors to extend terms of payment, the later having the effect of increasing our liabilities. Our management will continue these efforts while seeking other permanent sources of equity. However, there can be no assurance that additional capital arrangements, at terms suitable to our management, will present themselves.

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

In October, November and December, 2007 and January, June and July, 2008, certain members of our Board of Directors, or organizations with which they are affiliated, funded an aggregate $945,000 to us pursuant to notes payable. These notes bear interest at 7.0% and mature as follows: April 18, 2009 – $250,000; April 23, 2009 - $50,000; May 8, 2009 - $25,000; November 6, 2009 - $25,000 and June 18, 2009 – $250,000; June 27, 2009 - $30,000; June 30, 2009 - $45,000; July 3, 2009 - $20,000.  In addition an additional $250,000 was added in three tranches bearing interest of 12% and mature as follows: June 26, 2009 - $40,000; July 3, 2009 - $21,000; July 8, 2009 - $189,000.

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

For further analysis, we are providing information on the cash flows associated with our financial activities as follows:

Operating Activities

Net cash used in operating activities was $1,021,985 for the year ended September 30, 2008 as compared to net cash provided by operating activities of $2,319,759 for the year ended September 30, 2007. The principle reason for the change was the Accounts payable and accrued expenses increased from $1,488,155 in fiscal year ended September 30, 2007 to $2,528,726 in fiscal year ended September 30, 2008. Our non-cash operating expense in 2008 included $414,425 of share-based payments, $232,212 in depreciation and amortization, $-0- in bad debts, and a deferred tax benefit of $-0-. Comparable amounts in 2007 were $515,478, $262,621, $101,227, and ($254,829), respectively.  We intend to continue to use share-based payment arrangements to compensate our employees, which will reduce operating cash outflows.  We experienced bad debts in our Construction Services Segment as a result of customer disputes of $163,068 and $101,227 in 2008 and 2007, respectively.  Our non-cash tax benefit from net losses was limited to $-0- under current accounting standards. We will not recognize further tax benefits from net losses until we generate taxable income.

Investing Activities

Capital expenditures were $187,936 in fiscal year ended September 30, 2008 and $682,911 in fiscal year ended September 30, 2007. The decrease was substantially due to the acquisition of adjacent land and an associated building at our Washington manufacturing facility in 2007. We currently have no material commitments for the purchase of property and equipment.

Financing Activities

During the year ended September 30, 2008, we repaid $2,647,077 of notes payable and borrowed $3,819,142 on our operating LOC, pursuant to the following:

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

Off-balance Sheet Arrangements

We operate certain facilities under operating leases, as follows:

We entered into a three-year operating lease for 2,030 square feet of office space in Sarasota, Florida. Non-cancelable annual lease payments for each year ending September 30 are as follows:  2009--$29,825; and, 2010--$25,575.

PART II
ITEM 7. FINANCIAL STATEMENTS

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2008 AND 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Kesselring Holding Corporation

We have audited the accompanying consolidated balance sheets of Kesselring Holding Corporation and Subsidiaries (the “Company”) as of September 30, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kesselring Holding Corporation and Subsidiaries as of September 30, 2008 and 2007 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Lougheed & Company LLC

Tampa, Florida
December 24, 2008

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2008 AND 2007

	2008	2007
Assets
Current assets:
Cash and cash equivalents	$121,888	$159,744
Accounts receivable, net allowances	950,201	1,311,833
Inventories	575,781	580,203
Costs and estimated earnings in excess of billings
on uncompleted contracts	61,104	132,435
Other current assets	121,272	141,669
Total current assets	1,830,246	2,325,884

Property and equipment, net	2,530,963	2,643,835
Intangible assets, net	10,499	24,499
Other assets	56,273	55,095
Total assets	$4,427,981	$5,049,313

Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$2,528,726	$1,488,155
Billings in excess of costs and estimated earnings on
uncompleted contracts	12,036	192,932
Current maturities of notes payable	215,372	31,246
Current maturities of notes payable-related parties	945,000	-
Total current liabilities	3,701,134	1,712,333
Notes payable	1,586,374	1,543,435
Total liabilities	5,287,508	3,255,768
Commitments (Note 13)	-	-
Stockholders' equity (deficit):
Preferred stock, $0.0001 par value, liquidation value,
$1,725,000, 20,000,000 shares authorized;
1,000,000 shares designated Series A
Preferred; 1,000,000 issued and outstanding	1,500,000	1,500,000
Common stock, $0.0001 par value, 200,000,000 shares
authorized; 38,308,669 and 35,507,655 shares issued
and outstanding, respectively	3,831	3,551
Additional paid-in capital	4,479,985	3,984,152
Accumulated deficit	(6,843,343)	(3,694,158)
Total stockholders' equity (deficit)	(859,527)	1,793,545
Total liabilities and stockholders' equity (deficit)	$4,427,981	$5,049,313

See accompanying notes.

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 2008 AND 2007

	2008	2007
Revenues:
Product sales	$7,346,555	$7,063,190
Construction services	2,794,523	5,112,005
	10,141,078	12,175,195
Cost of revenues:
Product sales	5,074,760	5,764,472
Construction services	2,240,843	4,029,611
	7,315,603	9,794,083
Gross profit	2,825,475	2,381,112
Operating expenses:
Salaries and benefits	2,858,103	1,926,983
Restructuring and exit costs	657,606	-
Professional fees	649,329	1,737,795
Bad Debts	163,068	101,227
Insurance	160,919	117,840
Rent and occupancy costs	156,173	229,197
Depreciation and amortization	153,576	167,182
Transportation costs	129,443	155,602
Consulting fees, related parties	87,625	429,189
Repairs and maintenance	83,813	200,270
Advertising	68,000	114,433
Other operating expenses	602,770	470,170
	5,770,425	5,649,888
Loss from operations	(2,944,950)	(3,268,776)
Other income (expense):
Interest expense	(233,437)	(107,715)
Other income (expense), net	28,140	9,242
Interest income	1,062	5,799
	(204,235)	(92,674)
Loss before income taxes	(3,149,185)	(3,361,450)
Income tax benefit	-	254,829
Net loss	$(3,149,185)	$(3,106,621)

Loss applicable to common stockholders:
Net loss	$(3,149,185)	$(3,106,621)
Preferred stock dividends and accretions	(155,479)	(1,479,104)
Loss applicable to common stockholders	$(3,304,664)	$(4,585,725)

Loss per common share, basic and diluted	$(0.09)	$(0.14)

Weighted average common shares, basic and diluted	36,550,281	33,477,552

See accompanying notes.

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
YEARS ENDED SEPTEMBER 30, 2008 AND 2007

	Preferred	Stock	Common	Stock	Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances at October 1, 2006			25,329,800	254	2,939,784	(587,537)	2,352,501
Sale of common stock			1,400,000	14	489,986	-	490,000
Common stock issued to consultants for services			44,000	-	22,000	-	22,000
			26,773,800	268	3,451,770	(587,537)	2,864,501
Recapitalization:
Cancellation of accounting issuers shares			(26,773,800)	(268)	(3,445,170)	-	(3,445,438)
Issuance of shares to accounting acquirer			1,374,163	137	3,445,300		3,445,437
Common shares of legal acquirer outstanding			337,480	34	(34)		-
Reverse stock split			31,823,739	3,182	(3,182)		-
Recapitalized stockholder's equity			33,535,382	3,353	3,448,684	(587,537)	2,864,500

Post-recapitalization transactions:
Sale of Series A Preferred and warrants:
Allocation of proceeds to Series A Preferred and warrants	1,000,000	584,270			605,730		1,190,000
Beneficial conversion feature in Series A Preferred		(513,374)			513,374		-
Deemed dividend accretes Series A Preferred		1,429,104			(1,429,104)		-

Share-based payment arrangements ( at fair values):
Common stock issued to employees			930,000	93	286,407		286,500
Common stock issued to consultants			233,558	23	130,120		130,143
Common stock issued to Board Members			75,000	8	22,493		22,501
Issuance of employee stock options (240,200 indexed shares)					54,334		54,334

Conversion of convertible debt for common stock at a rate implicit			733,725	73	352,114		352,187
in the contract

Net loss						(3,106,621)	(3,106,621)

Balances at October 1, 2007	1,000,000	$1,500,000	35,507,665	$3,551	$3,984,152	$(3,694,158)	$1,793,545

Share-based payment arrangements (at fair values):
Common stock issued to employees			1,073,204	107	142,559		142,666
Common stock issued to consultants			180,000	18	14,782		14,800
Common stock issued to Board Members			337,800	34	23,612		23,646
Common stock issued for direct finance costs			150,000	15	14,985		15,000
Common stock issued to officers for settlement of debts			1,260,000	126	71,768		71,894
Compensation on vested stock options					175,955		175,955
Debt forgiveness by officers					57,152		57,152
Common stock cancelled			(200,000)	(20)	20		-
Other					(5,000)		(5,000)
Net loss						(3,149,185)	(3,149,185)

Balances at September 30, 2008	1,000,000	1,500,000	38,308,669	3,831	4,479,985	(6,843,343)	(859,527)

See accompanying notes.

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2008 AND 2007

	2008	2007
Cash flows from operating activities:
Net loss	$(3,149,185)	$(3,106,621)
Adjustments to reconcile net loss to net cash from
operating activities:
Restructuring reserves	657,606	-
Depreciation and amortization of long-lived assets	232,212	262,621
Share-based payments:
Employees	142,666	340,834
Board members	23,646	-
Consultants	14,800	22,500
Provisions for bad debts	163,068	101,227
Loss on disposal of assets	82,596
Amortization of deferred finance costs	12,391	-
Deferred income taxes	-	(254,829)
Changes in operating assets and liabilities:
Accounts receivable	198,564	350,441
Inventories	4,421	(100,643)
Contract assets and liabilities	71,331	(2,970)
Other current assets	32,787	(48,050)
Other assets	(1,178)	(58,508)
Accounts payable and accrued expenses	678,530	300,691
Contract liabilities	(186,240)	(126,452)
Net cash flows from operating activities	(1,021,985)	(2,319,759)

Cash flows from investing activities:
Purchases of property and equipment	(187,936)	(682,911)
Net cash flows from investing activities	(187,936)	(682,911)

Cash flows from financing activities:
Proceeds from mortgage notes payable	3,819,142	2,431,200
Payment of notes payable	(2,547,077)	(726,889)
Payment of notes payable to related parties	(100,000)	(924,524)
Proceeds from sale of preferred stock and warrants	-	1,190,000
Proceeds from sales of common stock	-	490,000
Net cash flows from financing activities	1,172,065	2,459,787

Net change in cash	(37,856)	(390,738)
Cash at the beginning of the year	159,744	550,482
Cash at the end of the year	$121,888	$159,744

	2008	2007
Supplemental Cash Flow Information:

Cash paid for:
Interest	$233,437	$98,261
Income taxes	$-	$-

Non-cash investing and financing activities:
Issuances of common stock:
Settlement of officer debt	$71,894
Direct finance costs	$15,000
Conversion of face value $350,000 convertible debt
and $2,187 accrued interest for common stock		$352,187

See accompanying notes.

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business, basis of presentation and significant accounting policies:

Our business:

Kesselring Holding Corporation (the “Company”) was organized as a Delaware Corporation on April 11, 2006. We are engaged in (i) restoration services, principally to commercial property owners, (ii) the manufacture and sale of cabinetry and remodeling products, principally to contractors and (iii) multifamily and commercial remodeling and building services on customer-owned properties. We apply the “management approach” to the identification of our reportable operating segments as provided in Financial Accounting Standard No. 131 Disclosures about Segments of an Enterprise and Related Information. This approach requires us to report our segment information based on how our chief decision making officer internally evaluates our operating performance. As more fully discussed in Note 14, our business segments consist of (i) Construction Services (building and restoration services), and (ii) Manufactured Products. Our building and restoration services are conducted in the State of Florida and principally serve the West Central Florida Area. Our Manufactured Products manufacturing facilities are located in the State of Washington and serve principally contractors in the Northwestern United States.

Basis of presentation:

The preparation of financial statements in accordance with Accounting Principles Generally Accepted in the United States of America contemplates that the Company will continue as a going concern, for a reasonable period. As reflected in our condensed consolidated financial statements, we have incurred losses of ($3,149,185) and ($3,106,621) during the years ended September 30, 2008 and 2007, respectively. We have used cash of ($1,021,985) and ($2,319,759) in our operating activities during the years ended September 30, 2008 and 2007, respectively. We also have a current working capital deficiency of ($1,870,888) that is insufficient in our management’s view to sustain our current levels of operations for a reasonable period without additional financing. These trends and conditions continue to raise substantial doubt surrounding our ability to continue as a going concern for a reasonable period.

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

As a result of our executive management’s efforts, we have (i) increased our unaudited consolidated revenues in the fourth quarter to $3,038,525 compared to $2,697,874, $2,407,881 and $1,996,799 during our first, second, and third quarters, respectively, (ii) increased our unaudited consolidated gross profits to 30% and 35% for our third and fourth quarters, respectively, compared to 18% and 26% during our first and second quarters, respectively, (iii) increased our unaudited consolidated operating profit to $175,841 in the fourth quarter compared to operating losses of ($1,307,628), ($1,551,085), and ($466,317), in the first, second, and third quarters, respectively, (iv) reduced our unaudited consolidated cash-based compensation expenditures changed to $575,000 and $570,000 for our third and fourth quarters, respectively, compared to $840,000 and $538,000 during our first and second quarters, respectively, and (v) reduced our total unaudited consolidated operating expenses to $1,084,000 and $895,000 for our third and fourth quarters, respectively, compared to $1,760,000 and $2,135,000 during our first and second quarters, respectively.

Notwithstanding the operating performance improvements, our negative liquidity conditions have worsened from reporting working capital of $613,551 at September 30, 2007 to a deficiency of working capital of ($1,870,888) at September 30, 2008.  The reduction in liquidity is due to our preservation of cash reserves to sustain our operations while working closely with our creditors and vendors to extend terms of payment, the later having the effect of increasing our liabilities. Our management will continue these efforts while seeking other permanent sources of equity. However, there can be no assurance that additional capital arrangements, at terms suitable to our management, will present themselves.

In addition to the restructuring of our current operations, management is currently performing due diligence procedures on certain acquisition candidates and is carefully considering other strategic initiatives to bring the Company into a state of profitability and continued growth. There can be no assurances that our management can complete the acquisition of other businesses and, if they do, there can be no assurances that the acquired business would remediate the liquidity shortfalls being experienced.

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

Construction services – Our construction services revenue reflects the revenues that we derive from providing restoration and building services under formal contractual arrangements. Our restoration contracts are principally with commercial property owners; such as hotel or apartment building owners. Our building contracts provide for the commercial construction customer-owned property; we do not take title or possession to real-estate (including land, buildings and improvements) in connection with these construction services. Our remodeling contracts are with commercial and multifamily property owners. These services include the provisioning of our workforce, the engagement of subcontractors and the delivery and installation of materials and products that are necessary to provide services to our customers. We contract with our customers on both a fixed-price and time and material basis. We generally recognize contract revenues by applying the percentage-of-completion method, where the percentage of revenue that we record is determined by dividing our contract-specific costs incurred by our estimate of total costs on each contract.

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

Manufactured Product – Our manufactured product sales reflect revenue that we derive from our Manufactured Products operating segment. We manufacture and sell custom cabinetry and custom remodeling products principally to construction contractors. In certain instances, to facilitate the sale of our custom products, we may engage to install our products at the contractor worksite at the time of delivery. We recognize product sales when products have been picked up at our facility or delivered, and where installation is required, installed at our customer’s worksite.

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

Intangible assets:

Our intangible assets arose from the purchase of businesses in July 2006. Intangible assets are recorded at our cost, and are being amortized over estimated useful lives.

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

Advertising expense:

We expense our advertising costs as they are incurred. During the year ended September 30, 2008 and 2007, advertising costs amounted to approximately $68,000 and $114,000 respectively.

Share-based payment:

Share-based payments issued to employees and non-employees are accounted for at their grant-date fair values pursuant to Statements of Financial Accounting Standards No. 123(R), Shared-Based Payments (revised 2004). The provisions in Statement No. 123(R) were effective for all stock options or other equity-based awards to our employees that vest or become exercisable during our first quarter of fiscal 2007. Prior to our adoption of Statement No. 123(R), we issued shares as compensation to employees and non-employees and in connection with acquisitions of business. In all instances, we recorded share-based payments at their fair value on the date issued. As a result, the adoption of Statement No. 123(R) did not have a transitional effect on our current period financial statements.

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

Long-lived assets: Our long-lived assets require us to make subjective estimates about our future operations and cash flows so that we can evaluate the recoverability of such assets. These estimates consider all available information and market indicators; including our operational history, our expected contract performance and changes in the industries that we serve.

Share Based Payment: Estimating the fair value of our common stock is necessary in the preparation of computations related to share-based payments and financing transactions. We believe that the most appropriate and reliable basis for common stock value is trading market prices in an active market. However, prior to May 31, 2007, our common stock was not listed or publicly traded under our symbol. Prior to May 31, 2007, we utilized the income approach to enterprise valuation coupled with our common shares outstanding to estimate the fair value of our common stock per share. The income approach requires us to develop subjective estimates about our future operating performance and cash flows. It also requires us to develop estimates related to the discount rate necessary to discount future cash flows. As with any estimates, actual results could be different. On May 31, 2007, some of our common stock became publicly traded under our newly acquired trading symbol. We continue to review and evaluate trading activity to determine whether such activity provides a reliable basis upon which to value our common stock. Commencing with our quarterly financial statements after May 31, 2007, we began using trading market information in the fair value of our per share common stock price.

Actual results could differ from these estimates.

Recent Accounting Pronouncements:

We have reviewed accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. We believe that the following impending standards may have an impact on our future filings. Also see Fair Value Measurements, above. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

In December 2007, the FASB issued Financial Accounting Standard No. 141(R), Business Combinations ("SFAS 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination.  SFAS 141R is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and we are currently evaluating the effect, if any that the adoption will have on our financial position results of operations or cash flows should we enter into a transaction that meets the definition of a business purchase.

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business, basis of presentation and significant accounting policies (continued):

Financial Accounting Standard No. 157 Fair Value Measurements defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. It is effective for our fiscal year beginning October 1, 2008. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this new standard will not require any new fair value measurements. We do not believe that this standard will result in a material financial affect. However, we will be required to expand our disclosures, commencing with our quarterly period ending December 31, 2008, in areas where other accounting principles require fair value measurements to provide information related to the hierarchy of fair value inputs.

In September 2006, the FASB issued Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and132(R) (“SFAS 158”).  SFAS 158 improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS 158 also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.  The effective date for an employer with publicly traded equity securities is as of the end of the fiscal year ending after December 15, 2006. The adoption of SFAS 158 did not have a material impact on our financial position, results of operations or cash flows because we do not have a defined benefit plan for our employees.

Financial Accounting Standard No. 159 The Fair Value Option for Financial Assets and Financial Liabilities permits entities to choose to measure many financial instruments and certain other items at fair value. It is effective for our fiscal year beginning October 1, 2008. At this time, we do not intend to reflect any of our current financial instruments at fair value (expect that we are required to carry our derivative financial instruments at fair value). However, we will consider the appropriateness of recognizing financial instruments at fair value on a case by case basis as they arise in future periods.

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business, basis of presentation and significant accounting policies (continued):

In December 2007, the FASB issued Financial Accounting Standard No. 160, Non-controlling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51. This statement amends ARB No. 51 to establish accounting and reporting standards for the Non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 will change the classification and reporting for minority interest and non-controlling interests of variable interest entities.  Following the effectiveness of SFAS 160, the minority interest and non-controlling interest of variable interest entities will be carried as a component of stockholders’ equity. Accordingly, upon the effectiveness of this statement, we will begin to reflect non-controlling interest in our consolidated variable interest entities as a component of stockholders’ equity. This statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. Since we do not currently have Variable Interest Entities consolidated in our financial statements, adoption of this standard is not expected to have a material effect.

In March 2008, the FASB issued Financial Accounting Standard No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133 (“SFAS 161”).  SFAS 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. We are currently evaluating the impact of SFAS 161, if any, will have on our financial position, results of operations or cash flows. This standard will affect the disclosures in our financial statements to provide the required information.

In May 2008, the FASB issued Financial Accounting Standard No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." We do not expect the adoption of SFAS 162 will have a material effect on its financial position, results of operations or cash flows.

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business, basis of presentation and significant accounting policies (continued):

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN No. 48 clarifies the accounting for Income Taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and clearly scopes income taxes out of Financial Accounting Standard No. 5, Accounting for Contingencies. FIN 48 was effective for fiscal years beginning after December 15, 2006. Accordingly, we have implemented FIN 48 by summarizing and evaluating all potential uncertain tax positions. As a result of our implementation, FIN No. 48 did not have a material impact on our financial position, results of operations or cash flows, although, as discussed in our income tax disclosures, certain positions are present that require our periodic review in maintaining compliance with this standard.

In December 2006, the FASB issued FSP EITF 00-19-2, Accounting for Registration Payment Arrangements (FSP 00-19-2) which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement.  For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The adoption of EITF 00-19-02 did not have a material impact on our financial position, results of operations or cash flows, because we have no current transactions that embody Registration Payment Arrangements, as defined in the standard.

In April 2008, the FASB issued FSP No. FAS 142-3 Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The Company is required to adopt FSP 142-3 on October 1, 2008. The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. We are currently evaluating the impact of FSP 142-3 on its financial position, results of operations or cash flows, and believe that the established lives will continue to be appropriate under the FSP.

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business, basis of presentation and significant accounting policies (continued):

In May 2008, the FASB issued FSP Accounting Principles Board 14-1 Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) ("FSP APB 14-1"). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. We are currently evaluating the potential impact, if any, of the adoption of FSP APB 14-1 on its financial position, results of operations or cash flows.

In June 2008, the Emerging Issues Task Force issued EITF Consensus No. 07-05 Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock, which supersedes the definition in EITF 06-01 for periods beginning after December 15, 2008 (our fiscal year ending September 30, 2010). The objective of this Issue is to provide guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity's own stock and it applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative in of Statement 133, for purposes of determining whether that instrument or embedded feature qualifies for the first part of the scope exception in paragraph 11(a) of Statement 133 (the “Paragraph 11(a) Exemption). This Issue also applies to any freestanding financial instrument that is potentially settled in an entity's own stock, regardless of whether the instrument has all the characteristics of a derivative in Statement 133, for purposes of determining whether the instrument is within the scope of Issue 00-19. We currently have 9,275,877 warrants that embody terms and conditions that require the reset of their strike prices upon our sale of shares or equity-indexed financial instruments and amounts less than the conversion prices. These features will no longer be treated as “equity” under the EITF once it becomes effective. Rather, such instruments will require classification as liabilities and measurement at fair value. Early adoption is precluded. Accordingly, this standard will be adopted in our quarterly period ended December 31, 2009.

In June 2008, the Emerging Issues Task Force issue EITF Consensus No. 08-04 Transition Guidance for Conforming Changes to Issue 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, which is effective for years ending after December 15, 2008 (our fiscal year ending September 30, 2009). Early adoption is not permitted. The overall objective of the Issue is to conform the requirements of EITF 00-27 and Financial Accounting Standard No. 150 with EITF 98-5 to provide for consistency in application of the standard. We computed and recorded a beneficial conversion feature in connection with our Preferred Stock Financing in 2007. We are currently evaluating the effects of our adoption of this standard for purposes of our quarterly report for the period ending December 31, 2008.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on our present or future financial statements.

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Accounts receivable:

Accounts receivable consisted of the following at September 30, 2008 and 2007:

September 30, 2008	Construction Services	Manufactured Products	Total
Completed contracts and product Deliveries	$100,147	$850,054	$950,201
Uncompleted contracts	-	-	-
	$100,157	$850,054	$950,201

September 30, 2007	Construction Services	Manufactured Products	Total
Completed contracts and product Deliveries	$100,578	$920,527	$1,021,105
Uncompleted contracts	290,728	-	290,728
	$391,306	$920,527	$1,311,833

Our accounts receivable are net of reserves for uncollectible accounts of $81,853 and $96,264 at September 30, 2008 and 2007, respectively.

3.	Inventories:

Inventories consisted of the following at September 30, 2008 and 2007:

	2008	2007
Raw materials	$266,449	$126,253
Work-in-process	238,986	323,556
Finished goods	70,346	130,394
	$575,781	$580,203

4.	Uncompleted contracts:

Costs, estimated earnings and billings on uncompleted contracts are as follows:

	2008	2007
Contract costs	$2,238,326	$7,554,740
Estimated earnings	183,051	1,578,622
Billings	(2,372,309)	(9,193,859)
	$49,068	$(60,497)

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Uncompleted contracts (continued):

	2008	2007
Costs and estimated earnings in excess of billings on uncompleted contracts	$61,104	$132,435
Billings in excess of costs and estimated earnings on uncompleted contracts	(12,036)	(192,932)
	$49,068	$(60,497)

6.	Property and equipment:

Property and equipment consisted of the following as of September 30, 2008 and 2007:

	2008	2007
Land	$532,291	$532,291
Buildings	1,496,873	1,496,873
Building improvements	70,892	30,724
Vehicles	273,027	334,118
Office equipment	291,376	247,307
Production equipment	334,758	286,503
	2,999,217	2,927,816
Less accumulated depreciation	(468,254)	(283,981)
	$2,530,963	$2,643,835

We depreciated our property and equipment using the straight-line method. Buildings and building improvements are depreciated over 30 years and 15 years, respectively. Vehicles are depreciated over 5 years. Office equipment and furniture is depreciated over lives ranging from 3 to 7 years. Production equipment is depreciated over lives ranging from 5 to 10 years.

Depreciation expense has been allocated to the following activities in our consolidated financial statements:

	2008	2007
Cost of sales	$92,636	$95,439
Operating expenses	139,576	109,900
	$232,212	$205,339

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Intangible assets:

Intangible assets, which arose during our business acquisition of the King Group of Companies in July 2006 (effectively our Manufactured Products Segment), consisted of the following as of September 30, 2008 and 2007:

	2008	2007
Employment contracts	$206,017	$206,017
Customer lists	42,000	42,000
	248,017	248,017
Accumulated amortization	(237,518)	(223,518)
	$10,499	$24,499

We amortize our employment contract intangibles over 2 years. We amortize our customer list intangibles over 3 years.

Amortization expense amounting to $14,000 and $57,282 during the years ended September 30, 2008 and 2007, respectively, and is reflected as a component of operating expenses in our consolidated financial statements. Estimated future amortization of intangible assets for the years ending September 30 is: 2009 — $10,499.

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Accounts payable and accrued expenses:

Accounts payable and accrued expenses consisted of the following at September 30, 2008 and 2007:

	2008	2007
Accounts payable	$1,550,754	$1,031,898
Accrued expenses	565,184	407,964
Restructuring and exit reserves (a)	381,890	--
Accrued losses on contracts	1,465	1,465
Accrued warranty costs	29,433	46,828
	$2,528,726	$1,488,155

(a) Restructuring and exit activities:

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

We account for exit and termination activities in accordance with Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 146 Accounting for Costs Associated with Exit of Disposal Activities. Statement No. 146 represents a significant change from the then prior practice by requiring that a liability for costs associated with an exit or disposal activity be recognized and initially measured at fair value only when the liability is incurred.

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Accounts payable and accrued expenses (continued):

The following table illustrates the activity in our restructuring reserve:

Activity	Balance at October 1, 2007	Restructuring Charges	Restructuring Payments/Adjustments/ Credits	Balance at September 30, 2008
Contract termination costs	$--	$452,040	$139,540	$312,500
Termination benefits	--	299,560	240,811	58,749
Other associated costs	--	25,000	14,359	10,641
	$--	$776,600	$394,710	$381,890

Contract Termination Costs:  In March 2008, we exited a significant facility operating lease that has remaining non-cancellable payments of $748,787 (including executory costs). At that time, we recorded our best estimate of the fair value of the lease obligation, amounting to $425,040, which was net of estimated sublease collections, using a probability weighted, discounted forward cash flow valuation technique. As discussed in Note 13, in July 2008, we entered into a settlement agreement and mutual release with the landlord.  Based upon the terms of the settlement agreement, we revised our estimate of the lease exit reserve which reduced the reserve by $119,000.

Termination Benefits: We have terminated the employment of certain officers and employees since the commencement of our restructuring activities. We record termination benefits when they are both approved by the appropriate level of management (or in some instance our Board of Directors) and the benefit is communicated to and committed to the employee. Our termination benefits do not include any on-going performance payments (such as stay-bonuses) or benefits (such as health insurance).

Other Associated Costs: These costs represent direct, incremental expenses associated with the exit or restructuring activities, such as legal expenses related to consultation and the drafting of agreements.

Since current accounting standards provide for the recognition of restructuring and exit activities when the related costs have been incurred, we may have additional charges in future periods as we continue our restructuring activities.

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Notes payable and convertible promissory note:

Notes payable:

Notes payable consisted of the following at September 30, 2008 and 2007:

	2008	2007
Variable rate mortgage note payable, due January 2017 (a)	$1,229,763	$1 ,247,261
8.0% Note payable, due July 2017 (b)	300,089	306,562
4.9% Note payable, due August 2010	13,246	20,858
7.0% Related party note due on demand (c)	695,000	--
12.0% Related Party note due on demand (c)	250,000	--
Auto Loan	11,189	--
Prime Plus 4.5%, $1,000,000 bank credit facility (f)	180,141
Loans on equipment	67,318	--
	2,746,746	1,574,681
Current maturities of notes payable	(215,372)	(31,246)
Current maturities of notes payable-related parties	(945,000)	--
Long-term debt	$1,586,374	$1,543,435

(a)
In March, 2007, we borrowed $1,255,500 under a ten-year, adjustable rate mortgage note. The coupon rate is based on the five-year Treasury Rate for Zero-Coupon Government Securities, plus 280 basis points (5.78% and 7.73% at September 30, 2008 and 2007, respectively). The mortgage note is secured by commercial real estate owned in Washington State.

(b)
In August, 2007, we incurred mortgage debt of $308,000 as the partial purchase price for real estate in the State of Washington (with a cost of $389,257). This note has a ten-year term and an adjustable coupon rate based on the five-year Treasury Rate for Zero-Coupon Government Securities, plus 310 basis points (6.08% at September 30, 2008). This debt is secured by the real estate acquired.

(c)	The 7.0% stockholder notes arose in connection with our purchase of the King Group of Companies on July 1, 2006.
(d)	On May 14, 2008, we entered into an agreement with a financial institution to provide up to $1,000,000 in secured credit, subject to certain limitations. This facility replaced a previous facility with another bank that had a limit of $300,000. Under this new facility, we are permitted to draw on an advance line of up to 80% of certain eligible accounts receivable arising from our manufactured products segment. The interest rate is Prime plus 4.5%. The line is secured by the accounts receivable, inventory, and the unencumbered fixed assets of that segment. As part of the transaction, the lender was granted 150,000 shares of common stock having a fair market value of $15,000.

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Notes payable and convertible promissory note:

Maturities of our notes payable for each year ending September 30 are as follows:

2009	$1,160,372
2010	85,387
2011	56,752
2012	33,371
2013	36,361
Thereafter	1,374,503
$2,746,746

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

We evaluated the Foundation Note on the inception date under Statements on Financial Accounting Standards No. 133 Accounting for Derivative Financial Instruments and Hedging Activities for embedded terms and features that may require separate recognition as derivative liabilities. While the contract included such features, including the embedded conversion feature, none required bifurcation. The embedded conversion feature, in fact, met the Conventional Convertible exemption because the conversion price was fixed and there were no other conditions that would result in variability in the number of shares issued to settle the contract. In addition, the conversion feature did not embody a beneficial conversion feature (a conversion price that is less than the trading market value of the underlying shares of common stock). A beneficial conversion feature would generally result in a portion of the proceeds being allocated to stockholders’ equity.

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

Consulting fees, related parties:

Our consulting fees, related parties, for the year ended September 30, 2008 and 2007 amounted to $87,625 and $429,189 respectively, and is comprised of the activities, as follows:

Our former Chief Executive Officer received $43,500 in fees under a consultancy contract through the first quarter of our fiscal year ended September 30, 2007. Subsequent to this consultancy agreement the former Chief Executive Officer received a salary which was included in salaries and benefits.

Our Chief Operating and Financial Officer received $33,400 in fees under a consultancy contract through the second quarter of our fiscal year ended September 30, 2008, prior to his employment.

Our former Chief Operating Officer and current Chairman of our Board of Directors received $31,910 in fees under a consultancy contract through the first quarter of our fiscal year ended September 30, 2007. Subsequent to this consultancy agreement the former Chief Operating Officer received a salary which was included in salaries and benefits.

We paid $176,000 in consultancy fees to a family member of our former Chief Executive Officer through June 2007. We do not have any further obligations under that arrangement.

We paid $16,011 and $103,796 in professional fees to an accounting firm partially owned by our former Interim Chief Financial Officer and Director for the fiscal year ended September 30, 2008 and 2007 respectively.

We paid $38,214 and $73,983 in consultancy fees to Spyglass Ventures for the fiscal year ended September 30, 2008 and 2007 respectively. The managing partner of Spyglass Ventures is also actively involved in other unrelated business ventures.   The Chairman of our Board of Directors and our Chief Operating and Financial Officer are directly involved in some of those other unrelated business ventures.  Our Chairman and our Chief Operating and Financial Officer do not participate in the determination of the fees that we pay to Spyglass Ventures.

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Related party transactions (continued):

Settlements:

During the year ended September 30, 2008, we settled obligations to certain officers and directors (having a carrying value in accounts payable and accrued liabilities of $165,067) for 1,260,000 shares of common stock, having a fair value of $118,304, and cash and assets, having a fair value of $28,999. We accounted for each individual settlement separately. Gains (aggregating $57,152) were recorded in stockholders’ equity due to the related party nature of the settlement. Losses (aggregating $7,088) were recorded in salaries and benefits.

Other transactions and accounts:

During the year ended September 30, 2008 and September 30, 2007, we compensated members of our Board of Directors with 337,800 and 75,000 shares of common stock with a fair value of $50,670 and $22,501, respectively. This amount is included in other operating expenses.

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Stockholders’ equity:

Year ended September 30, 2008:

Common stock issuances and cancellations:

During the year ended September 30, 2008, we issued 180,000 shares of our common stock to a consultant as compensation for services rendered. We valued these common shares using the trading market prices in effect on the date of the payment. Total expense related to this award amounted to $14,800 and is included in consulting expense.

Also during the year ended September 30, 2008, we issued 150,000 shares of common stock to a lender for direct financing costs. We capitalized the fair value of the direct financing costs, amounting to $15,000, and are amortizing the balance to interest expense over the term of the debt agreement.

Finally, during the year ended September 30, 2008, we issued an aggregate of 2,671,004 shares of common stock, having an aggregate fair value of $352,510, to certain current and former employees, officers and board members in connection with their employment, employment contracts and settlements, as follows.

During the year ended September 30, 2008, we settled a vendor dispute that resulted in the vendor’s return of 200,000 shares of common stock that had been previously recorded based upon their fair value as partial consideration for the services. The shares were redeemed without consideration and were cancelled.

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Stockholders’ equity (continued):

Stock options:

We record compensation expense related to stock options as they vest using the grant-date, fair value method prescribed in Statements on Financial Accounting Standards No. 123R Accounting for Share-Based Payments. The aggregate grant-date fair value of stock options issued during the year ended September 30, 2008 was estimated to be $315,829 using the Trinomial Lattice valuation technique. Significant assumptions underlying this technique include (i) an effective volatility range of 55.71% to 97.28%, (ii) a risk-free rate range of 2.89% to 3.32% and (iii) an effective term equal to the contractual term.

The following table illustrates the status of our stock option awards as of September 30, 2008:

	Options Outstanding	Weighted Average Exercise Prices
October 1, 2006	--	--
Granted	240,200	$0.39
Exercised	--	--
Expired or forfeited	--	--
October 1, 2007	240,200	0.39
Granted	5,050,000	0.20
Exercised	--	--
Expired or forfeited	(2,500,000)	0.30
September 30, 2008	2,790,200	$0.13

Exercisable at September 30, 2008	2,450,200

The above options have an aggregate weighted average remaining term of 4.48 years. There was no intrinsic value on the date of issuance for stock options issued.

Amortization of our stock-option based compensation arrangements during the year ended September 30, 2008 amounted to $175,955, and is included in the caption salaries and benefits.

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Stockholders’ equity (continued):

Warrants:

We have warrants outstanding to purchase 10,297,671 shares of our common stock. Our outstanding warrants range in exercise prices from $0.49 to $0.54 and have a weighted average remaining life of 2.57 years on September 30, 2008.

The following table illustrates the status of our stock warrants as of September 30, 2008:

	Warrants Outstanding	Weighted Average Prices
October 1, 2006	--	--
Granted	10,297,671	$0.52
Exercised	--	--
Expired	--	--
October 1, 2007	10,297,671	0.52
Granted	--	--
Exercised	--	--
Expired	--	--
September 30, 2008	10,297,671	$0.52

Exercisable at September 30, 2008	10,297,671

Preferred stock:

Our Series A Preferred Stock has a conversion option that is indexed to 3,091,966 of our common shares. In addition, the terms provide for cumulative dividends at 8.0% (10.0% default rate). We record dividends when they are declared by our Board of Directors. As of September 30, 2008 $205,479 of cumulative preferred stock dividends are in arrears.

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
•
Series J Common Stock Purchase Warrants to purchase 3,091,959 shares of common stock at $0.54 per share for a period of one year from the effective date of the registration statement (“Series J Warrants”)

The shares of Series A Preferred Stock have a stated value of $1.50 per share and are convertible, at any time at the option of the holder, into an aggregate of 3,091,966 shares of the Company’s common stock. Holders of the Series A Preferred Stock have if-converted voting rights and are entitled to receive, when and if declared by the Company's Board of Directors, annual dividends of $0.12 per share of Series A Preferred Stock (representing 8.0% of the stated value) paid semi-annually on June 30 and December 31, commencing on December 31, 2007. Such dividends may be paid, at the option of the Company, either (i) in cash, or (ii) in restricted shares of common stock The underlying Certificate of Designation provides for redemption in common stock or cash under certain circumstances. There are no circumstances that are not within the Company’s control that could result in net-cash settlement of the Series A Preferred Stock. In the event of any liquidation or winding up of the Company, the holders of Series A Preferred Stock will be entitled to a liquidation value equal to 115% of the original purchase price of $1.725 per share ($1,725,000 in the aggregate).

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

As noted above, we entered into a Registration Rights Agreement with the investors in the Preferred 2007 Financing. Our agreement provides for the filing of a registration statement and achievement of the effectiveness on a best efforts basis, using reasonably commercial means that are within our capabilities and control. We have agreed with the investors that, in the event that we are unable to file a registration statement or achieve effectiveness, we would increase the annual dividend rate on the Series A Preferred Stock from 8% to 10%, but no higher.

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

The aforementioned calculations and accounting required estimation of the fair value of our common stock. We are responsible for the valuation of our common stock and believe that trading market prices are the best indicator for stock price valuation. For purposes of the fair value, we have utilized the trading market of our common stock since our stock became publicly traded on June 1, 2007. However, during the first sixty days of our trading, we noted that our stock price fluctuated significantly in terms of both share prices and daily trading levels. We believe that these fluctuations are indicative of the responses by market participants as we provided information about our business to the market place. Accordingly, for purposes of our stock price value in the aforementioned calculations, we utilized a weighted average share price, based upon a combination of closing market prices and trading levels, for a reasonable period following listing and trading of our common stock. This calculation resulted in a value of $0.355 per common share, which was only slightly different than our pre-trading, private-company valuation of $0.350 (which applied income approach to valuation) used in prior periods to value common stock underlying share-based payment arrangements that we had entered into. We believe that this approach to valuing our common stock is in accordance with the objectives of fair value measurement.

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

12.	Income taxes:

Our provision (benefit) for income taxes consisted of the following components at September 30, 2008 and 2007:

	2008	2007
Current:
Federal	$-	$-
State	-	-
Deferred income taxes, net of allowances	-	(254,829)
	$-	$(254,829)

Deferred tax assets and (liabilities) reflect the net tax effect of temporary differences between the carrying amount of asset and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of our deferred tax assets are as follows as of September 30, 2008 and 2007:
	2008	2007
Property and fixed assets	$(517,480)	$(544,514)
Intangible assets	(10,499)	(16,298)
Net operating loss carry forwards	2,696,940	1,525,245
Reserves and accruals	46,828	58,031
Net deferred tax assets (liabilities)	2,215,789	1,022,464
Valuation allowances	(2,215,789)	(1,022,464)
Net deferred taxes, after valuation allowances	$-	$-

Our valuation allowance increased $1,193,325 and $1,022,464 during the years ended September 30, 2008 and 2007, respectively.

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Income taxes (continued):

As of September 30, 2008, we have Federal net operating loss carry-forwards of approximately $6,960,477. Net operating loss carry-forwards expire starting in 2016 through 2028. The ultimate availability of these losses to offset future taxable income may be subject to limitations under Internal Revenue Code Section 382.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN No. 48 clarifies the accounting for Income Taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and clearly scopes income taxes out of SFAS No. 5, Accounting for Contingencies. FIN 48 was effective for fiscal years beginning after December 15, 2006. We previously purchased certain business where we carried over the tax bases of assets and liabilities. We have filed income tax returns with taxing jurisdictions since those acquisitions on the basis that they were non-taxable transactions. If, in an examination, the Internal Revenue Service imposed treatment as a taxable transaction, we would be required to allocate the purchase price differently and such reallocation may have the effect of changing deductions that we have taken for depreciation and amortization. We continue to believe that our accounting treatment was appropriate and, accordingly, have not provided any reserves for the outcome of this uncertain tax position.

The reconciliation of the effective income tax rate to the Federal statutory rate is as follows for the periods below:
	2008	2007
Federal income at the statutory rate	(34.00%)	(34.00%)
Composite state rate, net of Federal benefit (a)	(3.63%)	(3.63%)
Non-taxable income items	-	-
Non-deductible expense items	0.42%	1.41%
Change in the valuation allowance	37.21%	8.64%
Effective income tax rate	-	(7.58%)

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

The following tabular presentation reflects activity in warranty reserves during the periods presented:

	Year ended September 30, 2008	Year ended September 30, 2007
Balance at beginning of period	$46,828	$33,325
Warranty charges	499	25,723
Warranty payments	(17,894)	(12,220)
Balance at end of period	$29,433	$46,828

Lease obligations and rent:

Rent and related expense for the years ended September 30, 2008 and 2007 amounted to $156,173 and $229,197 respectively.

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Commitments and contingencies (continued):

On August 15, 2007, our Contract Services Segment entered into a three-year operating lease for 2,030 square feet of office space in Sarasota, Florida, our corporate headquarters. Non-cancelable annual lease payments for each year ending September 30 are as follows: 2009--$29,825; and, 2010--$25,575.

In March 2008, we exited a significant facility operating lease, our former corporate headquarters, that has remaining non-cancellable payments of $748,787 (including executor costs). On July 10th, we entered into a settlement agreement and mutual release with the landlord with an effective date of July 2nd with the following terms:
1) For a payment of $75,000 in five equal installments of $15,000 each on July 2nd, August 2nd, September 2nd, October 2nd and November 2nd, 2008, the landlord has agreed to an abatement of legal action against the company for a period of two years.
2) At the end of the two year period, and if the initial payment is made, the landlord shall be entitled to a final judgment of the lessor of the following amounts:
a. The sum of $312,500, or
b. The sum of $709,045 minus the initial payment of $75,000 and any rent received as part of a sub lease arrangement during the balance of the initial lease term.

The company made the $75,000 initial payment and has recorded the $312,500 as part of the Restructuring Reserve for the year ended September 30, 2008 (Note 8).

14.	Segment information:

Our business segments consist of (i) Construction Services and (ii) Manufactured Products. Construction Services consists of commercial and multifamily construction and restoration services including the exterior removal and replacement of steel reinforced concrete, stucco, carpentry work, waterproofing and painting of commercial buildings such as hotels and apartment buildings. We currently provide these services to commercial property owners principally in the West Central Florida Area. Our Manufactured Products business consists of the custom manufacturing and sale of cabinetry, wood moldings, door and hardware, casework, display fixtures and other types of specialty woodwork. We provide these products principally to construction and homebuilding contractors in the Northwestern United States.

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	Segment information (continued):

Selected financial information about our segments is provided in the table below:

2008	Construction Services	Manufactured Products	Corporate	Total
Revenues	$2,794,523	$7,346,555	$--	$10,141,078
Net Income/(Loss)	(552,993)	(251,108)	(2,847,301)	(3,149,186)
Depreciation and amortization	59,540	144,299	42,373	246,212
Identifiable assets	389,270	3,899,392	139,319	4,427,981

2007	Construction Services	Manufactured Products	Corporate	Total
Revenues	$5,112,004	$7,063,190	$--	$12,175,194
Net Income/(Loss)	(735,146)	(552,611)	(1,818,864)	(3,106,621)
Depreciation and amortization	104,408	118,640	2,720	225,768
Identifiable assets	819,321	4,014,093	215,898	5,049,312

PART II
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

PART II
ITEM 8A.

Evaluation of Disclosure Controls and Procedures

The Company is required to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (CEO) and Chief Operating and Financial Officer (CO/FO) as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this Form 10-KSB for the year ended September 30, 2008, management, under the supervision of the CEO and CO/FO, conducted an evaluation of disclosure controls and procedures. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Based on that evaluation, the CEO and CO/FO concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2008.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control structure and procedures over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act. Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2008 based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness in internal control over financial reporting is defined by the Public Company Accounting Oversight Board’s Audit Standard No.5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company's financial reporting.

Management’s evaluation included assessing the effectiveness of internal controls over financial reporting at Kesselring Holding Corporation, Kesselring Construction Corporation, Kesselring Restoration Corporation, King Brothers Woodworking Incorporated, and King Door and Hardware Incorporated.  Management excluded Kesselring Aluminum Corporation from its assessment, as the entity was reviewed and determined to be immaterial to the overall risk to financial reporting, as its assets and revenues were 0% and .04% of the Company’s consolidated assets and revenues, respectively, as of September 30, 2008.

Management identified the following significant weaknesses as of September 30, 2008 to the Company’s internal control over financial reporting:

Segregation of Duties/ User Access General Controls:

•
Due to the small size of the accounting staff, one key accounting employee has the responsibility to initiate, process, calculate, record, and reconcile journal entries to the general ledger.  Management, in conjunction with creating accounting policies and procedures, will review all accounting processes and ensure adequate segregation of duties exists for such activities.  Management does, however, have process level and other compensating controls in place which would result in the detection of a significant error or a fraud in a timely manner.

•
Due to the small size of the accounting staff, management has not segregated critical functions in the accounts payable process.  Specifically, one key accounting employee controls the recording, general ledger input, blank check stock, and has sole signature authority on the bank accounts.  Duties should be segregated so that at least two persons are involved in the process, and management should consider instituting dual signatures on all checks which are over a certain dollar amount. Management does, however, have process level and other compensating controls in place which would result in the detection of a significant error or a fraud in a timely manner.

•
Management has not created sufficient controls related to the establishing, maintaining, and assigning user access security levels in the online ADP payroll system and the online banking platforms used to initiate, process, and record payroll and banking transactions.  Management does, however, have process level and other compensating controls in place which would result in the detection of a significant error or a fraud in a timely manner.

Information Technology:

•
Management has created adequate access and security controls over critical accounting files and other data stored on its main server.  However, since August, 2008, when the server housing the critical accounting systems was moved from an outsourced, level 5 data center to the corporate office due to a cost saving initiative, there has been no procedure established to back up this data at an off-site location on a set regular basis. Off site back up is critical to maintaining and producing records for the re-creation of its financial statements in the event of an IT disaster impacting the company’s ability to reproduce such data.

Entity Level Controls:

•
Senior Management has not fully implemented a formalized, written anti-fraud program against which performance can be readily measured and evaluated.  A formal anti fraud program should include the development of overall objectives and expectations of management, and provide for a companywide fraud risk assessment.  It should also provide for a formal channel for all company employees to communicate to appropriate levels of the Company’s governance structure. Management does, however, have process level and other compensating controls in place which would assist in the detection of a fraud, but Management will adopt a formal, written anti-fraud program which will include procedures to help prevent potentially erroneous or fraudulent activity and provide formal channels of communication to all employees.

Management has concluded that the deficiencies, above, do not individually or in the aggregate, constitute a material weakness in internal controls over financial reporting. Accordingly, the CEO and CO/FO concluded that the Company maintained effective internal control over financial reporting at a reasonable assurance level as of September 30, 2008.

The assertions in Management’s Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

The remediation of the significant weaknesses described above is among our highest priorities. Our Audit Committee will continually assess the progress and sufficiency of these initiatives and make adjustments as and when necessary. As of the date of this report, our management believes that our efforts, when completed, will remediate the significant weaknesses in internal control over financial reporting as described above. However, our management and the Audit Committee do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control gaps and instances of fraud have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions.

Except as disclosed above, there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 8B. OTHER INFORMATION

NONE.

PART III
ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE ISSUER

Executive Officers and Directors

Below are the names and certain information regarding our executive officers and directors following the acquisition of Kesselring:

Name	Age	Position
Kenneth Craig	54	Chief Executive Officer and Director
Charles B. Rockwood	45	Chief Operating and Financial Officer
Clifford H. Wildes	58	Chairman of the Board
Gary King	68	Director and President of King Brothers
Virgil Lee "Brother" Sandifer, Jr	53	Director
Ben Bond	67	Director

Background of Executive Officers and Directors

Set forth below is a biographical description of each of our senior executive officers and directors.

Kenneth Craig, Chief Executive Officer and Director

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

Charles B. Rockwood, Chief Operating and Financial Officer

Mr. Rockwood has more than 20 years of experience in finance and accounting and operations management in a variety of industries including manufacturing, software development, financial services and publishing.  Mr. Rockwood has significant experience in turnaround and high-growth environments. Most recently, in 2006 and 2007, Mr. Rockwood was Chief Operating Officer of LHI, a privately held company in the consumer products manufacturing industry. From 2001 through 2005, Mr. Rockwood served as Chief Financial Officer of Ocwen Technology Xchange, a software development firm in the financial services industry, and Stainsafe Companies, a furniture products manufacturing company. Mr. Rockwood began his career at Arthur Andersen & Co. and is an inactive CPA.

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

Mr. Wildes has been a finalist for Inc. Magazines Entrepreneur of the Year award. He was featured on a FOX TV special and has been a guest speaker on radio talk programs discussing the latest technology and financial service solutions. He is listed in several Who’s Who publications with numerous newspaper and magazine articles featuring stories about him and or his various start-up companies’ success. Born in Boston, Massachusetts, Mr. Wildes earned a Bachelor of Science degree from Boston State College which is now the University of Massachusetts Boston.

Gary King, President, King Brothers Woodworking and Director

Mr. King assumed financial and internal operational control of King Brothers Woodworking, Inc. in 1976 co-managing with his brother since that time. In 1997, Mr. King assumed a similar role in King Door and Hardware, Inc., a company he and his brother founded. Prior to that Mr. King worked in various staff and management positions with Battelle Memorial Institute, Pacific Northwest Laboratories in Richland, Washington. Mr. King holds both a BS degree in Physics and an MBA degree from the University of Washington in Seattle, WA. He currently serves as treasurer on the governing board of Northwest University in Kirkland, WA which he joined in 1985.

Virgil Lee "Brother" Sandifer, Jr., Director

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

Specific due dates for such reports have been established by the SEC and the Company is required to disclose in this annual report any failure to file reports by such dates during fiscal 2008. Based solely on its review of the copies of such reports received by it, or written representations from certain reporting persons that no Forms 5 were required for such persons, the Company believes that during the fiscal year ended September 30, 2008, there was no failure to comply with Section 16(a) filing requirements applicable to its officers, Directors and ten percent stockholders.

Board meetings and committees; annual meeting attendance

In 2008, the Board of Directors met 14 times and made two additional written resolutions. The directors attended all of the combined total meetings of the Board and the committees on which they served in 2008.

The Board has established an Audit Committee, a Compensation Committee, a nominating committee and a corporate governance committee.  Messrs Bond and Sandifer serve as members of the audit committee.  The Board has not appointed any member of the Audit Committee as an "audit committee financial expert".  Messrs Wildes, Bond and Sandifer serve as members of the Compensation Committee. Nominations for election to the Board of Directors may be made by the Board of Directors or by any shareholder entitled to vote for the election of directors in accordance with our bylaws and Delaware law.  Meetings may be held from time to time to consider matters for which approval of our Board of Directors is desirable or is required by law.

The Compensation Committee met five times and decided one matter by written resolution during the year ended September 30, 2008. The function of the Committee is to approve stock plans and option grants and review and make recommendations to the Board of Directors regarding executive compensation and benefits.

The Audit Committee met four times to review and make recommendations to the Board of Directors regarding the approval of the 10-Q and 10-K.

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

Name	Year ended	Salary	Bonus		Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Comp		Total

Kenneth Craig (1)	9/30/2008	35,631		-	66,472	-	-	16,307		(2)	108,380
CEO, Director	9/30/2007	109,154		-	60,000	-	-	43,500		(3)	212,654

Charles B. Rockwood (4)	9/30/2008	43,815		-	97,292	-	-	33,400		(5)	173,877
COO/CFO	9/30/2007	-		-	-	-	-	-			-

Clifford H. Wildes (6)	9/30/2008	27,596	109,154	-	69,106	-	-	17,092		(7)	105,452
Chairman	9/30/2007	109,154	109,154	-	60,000	-	-	31,920		(8)	201,064

V.L. Sandifer Jr. (9)	9/30/2008	8,000		-	16,380	-	-	3,900		(10))	28,280
Former ICFO, Director	9/30/2007	-		-	7,500	-	-	103,796		(11)	111,296

Douglas P. Badertscher (12)	9/30/2008	95,925		-	65,741	-	-	30,000		(13))	125,925
Former CEO	9/30/2007	31,251		-	-	-	-	-			31,251

Laura Camisa (14)	9/30/2008	-		-	-	-	-	83,462		(15))	83,462
Former CFO	9/30/2007	96,615		-	99,000	46,000	-	-			241,615

(1)
Mr. Craig served as our Acting Chief Executive Officer from May 1, 2006 through December 31, 2006 when he was appointed Chief Executive Officer. Mr. Craig resigned from the position of Chief Executive Officer on August 15, 2007 upon the hiring of Mr. Badertscher but was reappointed Chief Executive Officer on February 5, 2008. Additionally, at September 30, 2008, Mr. Craig is owed $21,363 in accrued salary earned since February 5, 2008.

(2)	Represents payments made to Mr. Craig pursuant to a separation agreement regarding the CEO position held by Mr. Craig through August 15, 2007.

(3)	Represents payments made for consulting services while Mr. Craig was our Acting Chief Executive Officer.

(4)
Mr. Rockwood was appointed Chief Operating and Financial Officer of the Company on February 12, 2008. Additionally, at September 30, 2008, Mr. Rockwood is owed $71,154 in accrued salary earned since February 12, 2008.

(5)	Represents payments made for consulting services while Mr. Rockwood was a consultant to the Company.

(6)
Mr. Wildes served as our Acting Chief Operating Officer from May 1, 2006 until December 31, 2006 when he was appointed as our Chief Operating Officer. Mr. Wildes resigned from the position of Chief Operating Officer on August 15, 2007. On February 15, 2008, Mr. Wildes assumed the non-executive role of Director of Business Development. Additionally, at September 30, 2008, Mr. Wildes is owed $21,363 in accrued salary earned since February 15, 2008.

(7)	Represents payments made to Mr. Wildes pursuant to a separation agreement regarding the COO position held by Mr. Wildes through August 15, 2007.

(8)	Represents payments made for consulting services while Mr. Wildes was our Acting Chief Operating Officer.

(9)
Mr. Sandifer served as our Interim Chief Financial Officer from June 1, 2006 through December 31, 2006 and from October 5, 2007 through February 15, 2008 when he resigned from his position with the Company. Mr. Sandifer did not receive any salary or bonus in fiscal year 2007 for his services as our Interim Chief Financial Officer. Mr. Sandifer’s firm performs tax services for the Company.

(10)	Represents payments made for consulting services while Mr. Sandifer was our Interim Chief Financial Officer in 2008, in addition to tax services performed.

(11)	Represents payments made for consulting services while Mr. Sandifer was our Interim Chief Financial Officer in 2007, in addition to tax services performed.

(12)	Mr. Badertscher was appointed Chief Executive Officer of the Company on August 15, 2007.

(13)
Mr. Badertscher was terminated as Chief Executive Officer of the Company on February 5, 2008. Represents payment made to Mr. Badertscher to cancel any and all vested stock options pursuant to the execution of a mutual release.

(14)
Ms. Camisa resigned as Chief Financial Officer on October 5, 2007. In January, 2007, we granted options to purchase 200,167 shares of our common stock to Ms. Camisa as part of an employment agreement. These options vested immediately and are exercisable for five years at $0.37 per share. The fair value of the option award was estimated on the date of grant as $46,000 using the Black-Scholes-Merton valuation model.

(15)	Represents severance payments made to Ms. Camisa pursuant to an employment agreement.

Outstanding Equity Awards at Fiscal Year-End

As of September 30, 2008, the following equity awards were outstanding:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Laura Camisa	200,167	0	0	$0.23	01-04-08	0	$0.00	0	$0.0
Charles Rockwood	1,000,000	0	0	$0.14	02-12-13	0	$0.00	0
Charles Rockwood	1,000,000	0	0	$0.09	05-27-13	0	$0.00	0

Except as set forth above, no other named executive officer has received an equity award.

We adopted FAS 123(R) in October, 2006. Had our compensation expense for stock-based awards previously been determined based upon fair values at the grant dates for awards under this plan, our net loss and net loss per share amount for the years ended September 30, 2008 and 2007 would have been unchanged.

Restricted Stock Issued for the year ended September 30, 2008:

There was no Restricted stock was issued to officers, directors, employees and consultants pursuant to their agreements during the year ended September 30, 2008 or 2007. The following table summarizes the activity related to restricted stock issued to officers, directors, employees and consultants during the year ended September 30, 2008:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
NONE

Director Compensation

Outside Directors are compensated at $3,000 per quarter plus awarded 25,000 shares of restricted stock per year for acting in such capacity. For the year ended September 30, 2008, we compensated the members of our Board of Directors a total of 337,800 shares of common stock with a fair value of $23,646. This amount is included in other operating expenses in our Consolidated Statement of Operations. Additionally, Directors are reimbursed for reasonable out-of-pocket expenses for attending meetings. Inside directors are not compensated for acting as a Director.

The following table sets forth with respect to the named Director, compensation information inclusive of equity awards and payments made in the year end September 30, 2008.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Ben Bond	$900	$3,780	$0	$0	$0	$0	$4,680

James K. Toomey	$830	$3,486	$0	$0	$0	$0	$4,316

Employment Agreements

Kenneth Craig, Chief Executive Officer

Mr. Craig was appointed by the Board of Directors on February 5, 2008 as Chief Executive Officer. Effective March 4, 2008 Mr. Craig and the Company executed an Employment Agreement regarding the same, effective February 6, 2008. The agreement provides for the following terms and conditions:

•	Base monthly salary of $4,000;
•	The award of 573,000 shares of Company common stock which vest immediately.
•	Company paid health benefits for the executive and his family;
•	10 days of paid vacation per year;
•	Participation in all employee benefit plans and programs; and,
•	Reimbursement of reasonable expenses.

The initial term of the employment agreement is from February 6, 2008 through August 6, 2008. The Executive may voluntarily terminate the agreement by providing 30 days notice to the Company. If the Company terminates the agreement, the Company shall pay Executive $4,000 plus unused vacation.

Additionally, the Board of Directors has approved an acquisition bonus pool for which Mr. Craig is a participant. The terms of the authorization are that if a Letter of Intent is signed with an acquisition candidate on or before December 31, 2008 and the acquisition closes on or before June 30, 2009, a pool of 3.0% of the planned revenues is established. The bonus is to be paid out in four successive quarters beginning with the closing date of the acquisition with the final quarter subject to adjustment based on audited results. Mr. Craig’s share of this pool is 0.250%.

Charles B. Rockwood, Chief Operating and Financial Officer

Mr. Rockwood was appointed by the Board of Directors on February 12, 2008 as Chief Operating and Financial Officer. On February 15, 2008 Mr. Rockwood and the Company executed an Employment Agreement regarding the same, effective February 12, 2008. The agreement provides for the following terms and conditions:

•	Base annual salary of $175,000;
•
The award of options to purchase 1,000,000 shares of common stock of which 250,000 vested on May 12, 2008, 250,000 vested on August 12, 2008, 250,000 vested on November 12, 2008 and 250,000 shall vest on February 12, 2009 at an exercise price of $0.14 per share on a cash or cashless basis;

•	The award of options to purchase 1,000,000 shares of common stock which vested on May 27, 2008 at an exercise price of $0.09 per share on a cash or cashless basis;
•	Participation in the employee stock incentive plan;
•	Membership fees to associations the Executive deems necessary to discharge his duties.
•	Automobile allowance of $350 per month;
•	Company paid health benefits for the executive and his family;
•	20 days of paid vacation per year;
•	10 days of professional development days per year
•	Participation in all employee benefit plans and programs; and,
•	Reimbursement of reasonable expenses.

The term of the employment agreement is from February 15, 2008 through March 15, 2011. The Executive may voluntarily terminate the agreement by providing 60 days notice to the Company. If the Company terminates the agreement “For Cause” (gross negligence or material breach of contract, violation of laws, failure to file SEC filings on a timely basis, commits immoral or dishonest acts against moral turpitude that negatively affects Company), the Company shall pay Executive for earned but unpaid bonus, three months of continued health insurance for himself and his family, pay in lieu of accrued vacation. If the Company terminates the Executive “Not for Cause”, the Company shall pay Executive for three months of Base salary subject to normal payroll procedures, earned but unpaid bonus, immediate vesting of any options that would have vested in the 12 month period subsequent to termination, three months of continued health insurance for himself and his family, pay in lieu of accrued vacation.

Additionally, the Board of Directors has approved an acquisition bonus pool for which Mr. Rockwood is a participant. The terms of the authorization are that if a Letter of Intent is signed with an acquisition candidate on or before December 31, 2008 and the acquisition closes on or before June 30, 2009, a pool of 3.0% of the planned revenues is established. The bonus is to be paid out in four successive quarters beginning with the closing date of the acquisition with the final quarter subject to adjustment based on audited results. Mr. Rockwood’s share of this pool is 0.9167%.

Clifford H. Wildes, Director of Business Development

Mr. Wildes was appointed to the non-officer position of Director of Business Development. Mr. Wildes and the Company executed an Employment Agreement regarding the same, effective February 6, 2008. The agreement provides for the following terms and conditions:

•	Base monthly salary of $4,000;
•	The award of 473,000 shares of Company common stock which vest immediately.
•	Company paid health benefits for Mr. Wildes and his family;
•	10 days of paid vacation per year;
•	Participation in all employee benefit plans and programs; and,
•	Reimbursement of reasonable expenses.

The initial term of the employment agreement is from February 6, 2008 through August 6, 2008. The Executive may voluntarily terminate the agreement by providing 30 days notice to the Company. If the Company terminates the agreement, the Company shall pay Mr. Wildes $4,000 plus unused vacation.

Additionally, the Board of Directors has approved an acquisition bonus pool for which Mr. Wildes is a participant. The terms of the authorization are that if a Letter of Intent is signed with an acquisition candidate on or before December 31, 2008 and the acquisition closes on or before June 30, 2009, a pool of 3.0% of the planned revenues is established. The bonus is to be paid out in four successive quarters beginning with the closing date of the acquisition with the final quarter subject to adjustment based on audited results. Mr. Wildes’ share of this pool is 0.9167%.

PART III

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of September 30, 2008 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned		Percentage of (2) Common Stock (2)
Kenneth Craig*	3,852,339	(3) (3)	9.56%
Charles B. Rockwood*	2,000,000		4.96%
Clifford H. Wildes*	3,338,696	(4)	8.28%
Gary and Margaret King*	5,725,278		14.20%
Nicole O’Sullivan	2,257,379	(5)	5.6%
V. L. Sandifer, *	779,342		1.93%
Ben Bond *	179,000		.44%
Curtis and Lois King	2,965,000		7.36%
All officers and directors as a group (6) persons	15,874,655		39.38%

*Executive officer and/or director of our company.

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Kesselring Holding Corporation, 1956 Main Street, Sarasota, FL 34236.
(2)
Applicable percentage ownership is based on 40,308,669 shares of common stock outstanding as of December 29, 2008, together with securities exercisable or convertible into shares of common stock within 60 days of December 29, 2008 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of December 29, 2008 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Includes an aggregate of 2,101,227 shares of common stock held by Mr. Craig’s wife and children.
(4)	Includes 1,660,000 shares of common stock held by Mr. Wildes’ wife.
(5)	Represents shares of common stock held by the Nicole O’Sullivan Trust.

PART III
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Consulting Fees, Related Parties: Our consulting fees, related parties, for the year ended September 30, 2008 and 2007 were $52,200 and $429,189, respectively, and is comprised of the following:

Our Chief Executive Officer received $43,500 in fees under a consultancy contract through the first quarter of the fiscal year ended September 30, 2007. Subsequent to this consultancy agreement, this executive received a salary which is included in salaries and benefits.

Our Chief Operating and Financial Officer received $33,400 in fees under a consultancy contract through the second quarter of the fiscal year ended September 30, 2008. Subsequent to this consultancy agreement, this executive received a salary which is included in salaries and benefits.

Our former Chief Operating Officer and current Chairman of our Board of Directors received $31,910 in fees under a consultancy contract through the first quarter of the fiscal year ended September 30, 2007. Subsequent to this consultancy agreement, the former Chief Operating Officer received a salary which is included in salaries and benefits for that period.

We paid $16,011 and $103,796 in professional fees to an accounting firm partially owned by our former Interim Chief Financial Officer and Director.

We paid $176,000 in consultancy fees to a family member of our Chief Executive Officer through June 2007. We do not have any further obligations under that arrangement.

We paid $38,214 and $73,983, respectively, in consultancy fees to Spyglass Ventures. The managing partner of Spyglass Ventures is also actively involved in other unrelated business ventures. The Chairman of our Board of Directors and our Chief Operating and Financial Officer are directly involved in some of those other unrelated business ventures.  Our Chairman and our Chief Operating and Financial Officer do not participate in the determination of the fees that we pay to Spyglass Ventures.

Board of Directors or Related Party Loans: In October, November and December, 2007 and January, June and July, 2008, certain members of our Board of Directors, or organizations with which they are affiliated, funded an aggregate $945,000 to us pursuant to notes payable. These notes bear interest at 7.0% and mature as follows: April 18, 2009 – $250,000; April 23, 2009 - $50,000; May 8, 2009 - $25,000; November 6, 2009 - $25,000 and June 18, 2009 – $250,000; June 27, 2009 - $30,000; June 30, 2009 - $45,000; July 3, 2009 - $20,000.  In addition an additional $250,000 was added in three tranches bearing interest of 12% and mature as follows: June 26, 2009 - $40,000; July 3, 2009 - $21,000; July 8, 2009 - $189,000.

PART III
ITEM 13. EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Incorporation (3)
3.2	Certificate of Designation for Series A Preferred Stock (1)
3.3	Certificate of Ownership (4)
3.4	Bylaws (3)
4.1	Securities Purchase Agreement entered with Vision Master Opportunity Fund Ltd. (1)
4.2	Series A Warrant issued to Vision Opportunity Master Fund Ltd. (1)
4.3	Series B Warrant issued to Vision Opportunity Master Fund Ltd. (1)
4.4	Series J Warrant issued to Vision Opportunity Master Fund Ltd. (1)
4.5	Registration Rights Agreement entered with Vision Master Opportunity Fund Ltd. (1)
4.6	Warrant issued to Cypress Advisors LLC(1)
10.1	Share Purchase Agreement by and among Offline Consulting, Inc., Kesselring Corporation and the shareholders of Kesselring Corporation(1)
10.2	Settlement Agreement by and between Offline Consulting Inc. and Marcello Trebitsch(1)
10.3	Agreement and Release of Claims by and between Kesselring Corporation and Laura A. Camisa (6)
10.4	Amended and Restated Employment Agreement by and between Kesselring Holding Corporation and Douglas P. Badertscher (7)
10.5	Employee Nonstatutory Stock Option Agreement issued to Douglas P. Badertscher (7)
10.6	Settlement Agreement and Mutual Release by and between Cannon Offices L.L.C. and Kesselring Holding Corporation (8)
14.1	Code of Ethics
16.1	Letter from Morgenstern, Svboda & Baer, CPA’s, P.C(5).
31.1	Certification of the Chief Executive Officer and the Principal Accounting/Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and the Principal Accounting/Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 21, 2007.
(2)	Incorporated by reference to the Form 8-K/A filed with the Securities and Exchange Commission on June 20, 2007.
(3)	Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission on December 7, 2006.
(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 13, 2007.
(5)	Incorporated by reference to the Form 8-K/A Current Report filed with the Securities and Exchange Commission on June 20, 2007.
(6)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 5, 2007.
(7)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 14, 2007.
(8)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 16, 2008.

PART III
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Lougheed & Company LLC for the audit of our annual consolidated financial statements for the year ended September 30, 2008 amounted to $128,909. The aggregate fees billed by Lougheed & Company LLC for the review of our quarterly filings amounted to $25,000.

The aggregate fees billed by Lougheed & Company LLC for the audit of our annual consolidated financial statements for the year ended September 30, 2007 amounted to $101,400. The aggregate fees billed by Lougheed & Company LLC for the review of our quarterly filings amounted to $23,480.

Audit Related Fees

The aggregate fees billed by Lougheed  Company LLC for services, primarily related to filings and contents, amounted to $-0- and $8,000 during the years ended September 30, 2008 and 2007, respectively.

Audit Committee Pre-approval

Our Audit Committee approves all audit and non-audit services provided by our primary accountants.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KESSELRING HOLDING CORPORATION
(Issuer)

By:	/s/ Kenneth Craig
Kenneth Craig, Chief Executive Officer, December 29, 2008 (Principle Executive Officer)

By:	/s/Charles B. Rockwood
Charles B. Rockwood, Chief Operating and Financial Officer, December 29, 2008 (Principle Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Kenneth Craig	/s/ Clifford H. Wildes
Kenneth Craig, Chief Executive Officer, December 29, 2008 (Principle Executive Officer)	Clifford H. Wildes, Chairman of the Board of Directors, December 29, 2008

/s/ Virgil L. Sandifer, Jr.	/s/ Gary E. King
Virgil L. Sandifer, Jr., Director, December 29, 2008	Gary E. King, Director, December 29, 2008

/s/ Ben Bond
Ben Bond, Director, December 29, 2008