Form 10-Q
period 2008-12-31
Kesselring Holding Corporation.
filed 2009-02-17
CIK 1374881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-52375

Kesselring Holding Corporation
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-4838580 (I.R.S. Employer Identification No.)

1956 Main Street
Sarasota, Florida 34236
(Address of principal executive offices)

(941) 953-5774
(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to the filing requirements for the past 90 days.   Yes ☒ No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                Accelerated filer ☐
Non-accelerated filer ☐                                                                  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).   Yes ☐ No ☒

The number of shares of the registrant’s Common Stock, $0.0001 par value per share, outstanding as of February 17, 2009 is 36,046,321.

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
INDEX

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2008	2008
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$38,435	$121,888
Accounts receivable, net allowances	1,346,149	950,201
Inventories	581,447	575,781
Costs and estimated earnings in excess of billings
on uncompleted contracts	6,706	61,104
Other current assets	74,342	121,272
Total current assets	2,047,079	1,830,246

Property and equipment, net	2,415,280	2,530,963
Intangible assets, net	6,999	10,499
Other assets	51,296	56,273
Total assets	$4,520,654	$4,427,981

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable and accrued expenses	$2,582,066	$2,528,726
Billings in excess of costs and estimated earnings on
uncompleted contracts	-	12,036
Current maturities of notes payable	458,085	215,372
Current maturities of notes payable-related parties	945,000	945,000
Total current liabilities	3,985,151	3,701,134
Notes payable	1,558,401	1,586,374
Total liabilities	5,543,552	5,287,508

Stockholders' deficit:
Preferred stock, $0.0001 par value, 20,000,000 shares
authorized; 1,000,000 shares designated Series A with
1,000,000 shares issued and outstanding at September 30, 2008,
none at December 31, 2008	-	1,500,000
Common stock, $0.0001 par value, 200,000,000 shares
authorized; 36,046,321 and 38,308,669 shares issued
and outstanding, respectively	3,605	3,831
Additional paid-in capital	4,057,372	4,479,985
Accumulated deficit	(5,083,875)	(6,843,343)
Total stockholders' deficit	(1,022,898)	(859,527)
Total liabilities and stockholders' deficit	$4,520,654	$4,427,981

See notes to condensed consolidated financial statements.

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	December 31,
	2009	2008
Revenues:	(Unaudited)	(Unaudited)
Manufactured products	$2,063,790	$1,789,156
Construction services	61,151	908,718
	2,124,941	2,697,874
Cost of revenues:
Manufactured products	1,326,191	1,396,190
Construction services	90,413	816,700
	1,416,604	2,212,890
Gross profit	708,337	484,984
Operating expenses:
Salaries and benefits	501,923	984,639
Professional fees	80,726	327,785
Insurance	29,422	42,364
Rent and occupancy costs	17,131	66,776
Depreciation and amortization	38,005	35,684
Transportation	21,142	34,748
Repairs and maintenance	35,738	27,360
Advertising	1,091	34,447
Other operating expenses	79,644	205,752
	804,822	1,759,555
Loss from operations	(96,485)	(1,274,571)
Other income (expense):
Interest expense	(76,734)	(34,255)
Other income (expense), net	(27,677)	1,198
Interest income	6	-
	(104,405)	(33,057)
Loss before income taxes	(200,890)	(1,307,628)
Income tax benefit	-	-
Net loss	$(200,890)	$(1,307,628)

Income (loss) applicable to common stockholders:
Net loss	$(200,890)	$(1,307,628)
Redemption deemed dividend	1,959,783	-
Undeclared preferred stock dividends	(37,500)	(37,500)
Income (loss) applicable to common stockholders	$1,721,393	$(1,345,128)

Income (loss) per common share:
Basic	$0.05	$(0.04)
Diluted	$0.04	$(0.04)

Weighted average common shares, basic	38,247,681	35,541,072
Weighted average common shares, diluted	39,712,294	35,541,072

See notes to condensed consolidated financial statements.

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	December 31,
	2008	2007
Cash flows from operating activities:	(Unaudited)	(Unaudited)
Net loss	$(200,890)	$(1,307,628)
Adjustments to reconcile net loss to net cash from
operating activities:
Depreciation and amortization of long-lived assets	52,996	62,613
Share-based payments employees	6,469	184,830
Amortization of deferred financing costs	4,977	-
Loss/(Gain) on disposal of assets	66,187	(10,030)
Changes in operating assets and liabilities:
Accounts receivable	(395,948)	(560,150)
Inventories	(5,666)	131,325
Contract assets and liabilities	54,398	61,747
Other current assets	46,930	31,522
Other assets	-	1,463
Accounts payable and accrued expenses	146,999	299,301
Contract liabilities	(12,036)	153,732
Net cash flows from operating activities	(235,584)	(951,275)

Cash flows from investing activities:
Purchases of property and equipment	-	(179,471)
Net cash flows from investing activities	-	(179,471)

Cash flows from financing activities:
Proceeds from buyback of stock warrants	(62,611)	-
Payment of notes payable	214,742	383,162
Payment of notes payable to related parties	-	775,000
Repayment of notes payable	-	(7,455)
Repayment of notes payable to related parties	-	(100,000)
Net cash flows from financing activities	152,131	1,050,707

Net change in cash	(83,453)	(80,039)
Cash at beginning of period	121,888	159,744
Cash at end of period	$38,435	$79,705

Supplemental Cash Flow Information:

Cash paid for:
Interest	$76,735	$32,368
Income taxes	$-	$26,705

See notes to condensed consolidated financial statements.

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of presentation, nature of our business:

Basis of presentation:

Our unaudited condensed consolidated financial statements as of December 31, 2008 and for the three months ended December 31, 2008 have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with interim reporting standards of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of our financial position as of December 31, 2008, our results of operations for the three months ended December 31, 2008 and 2007 and cash flows for the three months ended December 31, 2008 and 2007 have been included in their preparation. These unaudited condensed consolidated financial statements should be read in conjunction with our annual financial statements for our fiscal year ended September 30, 2008 and Management’s Discussion and Analysis and Plan of Operation, and related notes thereto, included in the Company’s Form 10-KSB filed on December 29, 2008 with the SEC. Operating results for the three months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the year ending September 30, 2009.

The preparation of financial statements in accordance with Accounting Principles Generally Accepted in the United States of America contemplates that the Company will continue as a going concern, for a reasonable period. As reflected in our condensed consolidated financial statements, we have incurred losses of ($200,890) and ($1,307,128) during the three months ended December 31, 2008 and 2007, respectively. We have used cash of ($235,584) and ($951,275) in our operating activities during the three months ended December 31, 2008 and 2007, respectively. We also have a current working capital deficiency of ($1,938,072) that is insufficient in our management’s view to sustain our current levels of operations for a reasonable period without additional financing. These trends and conditions continue to raise substantial doubt surrounding our ability to continue as a going concern for a reasonable period.

During the second fiscal quarter of our year ended September 30, 2008, our Board of Directors undertook a restructuring program focused on curtailing our cost structure, restructuring management and associated responsibilities, cutting our headcount, raising capital, and aggressively seeking acquisition opportunities. The initial measure was to substantially restructure our executive management. This restructured executive management team developed and implemented strategic and tactical plans to address the Board-Directed mandate to alleviate our liquidity shortfalls, improve gross profit margins, reduce expenses and, ultimately, achieve profitability. Since the first fiscal quarter of our year ended September 30, 2008, execution of this plan has included (i) the elimination of a substantial number of our Florida-based positions and the associated employment costs, (ii) the curtailment of operating costs and expenses, (iii) the refocus of construction services work away from less profitable homebuilding activities to more profitable restoration and renovation activities; and, (iv) the aggressive development of our manufactured products business.

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As a result of our executive management’s efforts, we have (i) increased our consolidated gross profits to 33% for the first quarter of our year ending September 30, 2009, compared to 18% for the first quarter of the year ended September 30, 2008, (ii) reduced our cash-based compensation expenditures to $473,078 for the first quarter of our year ending September 30, 2009, compared to $806,979 for the first quarter of the year ended September 30, 2008, and (iii) reduced our total operating expenses to $804,802 for the first quarter of our year ending September 30, 2009, compared to $1,759,755 for the first quarter of the year ended September 30, 2008.

Notwithstanding the operating performance improvements, and while the revenues from our Manufactured Products segment have increased $274,634, or 15%, from $1,789,156 during the first quarter of the year ended September 30, 2008 to $2,063,790 during the first quarter of our year ending September 30, 2009, the quarterly revenues in our Construction Services segment have declined to a nominal level in the first quarter of our year ending September 30, 2009 resulting from the sudden and dramatic deterioration of the business climate for the services offered by that segment as well as our decision to suspend the activities of that segment on December 12, 2008.

As a result of the above, our negative liquidity conditions have worsened from a working capital deficiency of ($1,938,071) at December 31, 2008 versus a working capital deficiency of ($1,870,888) at September 30, 2008. The reduction in liquidity is due to our continued preservation of cash reserves to sustain our operations while working closely with our creditors and vendors to extend terms of payment, the later having the effect of increasing our liabilities. Our management will continue these efforts while seeking other permanent sources of equity. However, there can be no assurance that additional capital arrangements, at terms suitable to our management, will present themselves.

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

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent accounting pronouncements - We have reviewed accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. We believe that the following impending standards may have an impact on our future filings. Also see Fair Value Measurements, above. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination.  SFAS 141R is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. As more fully discussed in the Subsequent Events footnote, the Company is currently seeking to complete a purchase business combination. If the purchase is completed before July 1, 2009, the Company will be required to apply SFAS 141. However, if the transaction is completed on or after July 1, 2009, the Company will be required to apply SFAS 141(R).

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51. This statement amends ARB No. 51 to establish accounting and reporting standards for the Non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 will change the classification and reporting for minority interest and non-controlling interests of variable interest entities.  Following the effectiveness of SFAS 160, the minority interest and non-controlling interest of variable interest entities will be carried as a component of stockholders’ equity. Accordingly, upon the effectiveness of this statement, we will begin to reflect non-controlling interest in our consolidated variable interest entities as a component of stockholders’ equity. This statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. Since we do not currently have Variable Interest Entities consolidated in our financial statements, adoption of this standard is not expected to have a material effect.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133  (“SFAS 161”).  SFAS 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. We are currently evaluating the impact of SFAS 161, if any, will have on our financial position, results of operations or cash flows. This standard will affect the disclosures in our financial statements to provide the required information.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." The Company does not expect the adoption of SFAS 162 will have a material effect on its financial position, results of operations or cash flows.

In July 2006, the FASB issued Interpretation No. 48, Accounting for uncertainty in Income Taxes (“FIN 48”). FIN No. 48 clarifies the accounting for Income Taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and clearly scopes income taxes out of SFAS No. 5,  Accounting for Contingencies ..  FIN 48 was effective for fiscal years beginning after December 15, 2006. Accordingly, we have implemented FIN 48 by summarizing and evaluating all potential uncertain tax positions. As a result of our implementation, FIN No. 48 did not have a material impact on our financial position, results of operations or cash flows, although, as discussed in our income tax disclosures, certain positions are present that require our periodic review in maintaining compliance with this standard.

In December 2006, the FASB issued FSP EITF 00-19-2, Accounting for Registration Payment Arrangements (FSP 00-19-2) which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5,  Accounting for Contingencies .  FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement.  For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The adoption of EITF 00-19-02 did not have a material impact on our financial position, results of operations or cash flows, because we have no current transactions that embody Registration Payment Arrangements, as defined in the standard.

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April 2008, the FASB issued FSP No. FAS 142-3 Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets . The Company is required to adopt FSP 142-3 on October 1, 2008. The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. The Company is currently evaluating the impact of FSP 142-3 on its financial position, results of operations or cash flows, and believes that the established lives will continue to be appropriate under the FSP.

In May 2008, the FASB issued FSP Accounting Principles Board 14-1 Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) ("FSP APB 14-1"). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The Company is currently evaluating the potential impact, if any, of the adoption of FSP APB 14-1 on its financial position, results of operations or cash flows.

In June 2008, the Emerging Issues Task Force issued EITF Consensus No. 07-05 Determining whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock, which supersedes the definition in EITF 06-01 for periods beginning after December 15, 2008 (our fiscal year ending September 30, 2010). The objective of this Issue is to provide guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity's own stock and it applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative in of Statement 133, for purposes of determining whether that instrument or embedded feature qualifies for the first part of the scope exception in paragraph 11(a) of Statement 133 (the “Paragraph 11(a) Exemption). This Issue also applies to any freestanding financial instrument that is potentially settled in an entity's own stock, regardless of whether the instrument has all the characteristics of a derivative in Statement 133, for purposes of determining whether the instrument is within the scope of Issue 00-19. We currently have warrants that embody terms and conditions that require the reset of their strike prices upon our sale of shares or equity-indexed financial instruments and amounts less than the conversion prices. These features will no longer be treated as “equity” under the EITF once it becomes effective. Rather, such instruments will require classification as liabilities and measurement at fair value. Early adoption is precluded. Accordingly, this standard will be adopted in our quarterly period ended September 30, 2009.

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2008, the Emerging Issues Task Force issue EITF Consensus No. 08-04 Transition Guidance for Conforming Changes to Issue 98-5 Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, which is effective for years ending after December 15, 2008 (our fiscal year ending June 30, 2009). Early adoption is not permitted. The overall objective of the Issue is to conform the requirements of EITF 00-27 and Financial Accounting Standard No. 150 with EITF 98-5 to provide for consistency in application of the standard. We computed and recorded a beneficial conversion feature in connection with certain of our prior financing arrangements and do not believe that this standard has any material effect on that accounting.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on our present or future financial statements.

2.	Nature of our business and segment information:

We are engaged in (i) the manufacture and sale of cabinetry and remodeling products, principally to contractors, (ii) restoration services, principally to commercial property owners, and (iii) multifamily and commercial remodeling and building services on customer-owned properties. We apply the “management approach” to the identification of our reportable operating segments as provided in Financial Accounting Standard No. 131 Disclosures about Segments of an Enterprise and Related Information. This approach requires us to report our segment information based on how our chief decision making officer internally evaluates our operating performance. Our business segments consist of (i) Construction Services and (ii) Manufactured Products. Construction Services consists of commercial and multifamily construction and restoration services including the exterior removal and replacement of steel reinforced concrete, stucco, carpentry work, waterproofing and painting of commercial buildings such as hotels, condominiums, and apartment buildings. We currently provide these services to commercial property owners principally in the West Central Florida Area. Our Manufactured Products business consists of the custom manufacturing and sale of cabinetry, wood moldings, doors, casework, display fixtures and other types of specialty woodwork. We provide the vast majority of these products to commercial construction contractors in the Northwestern United States and some products to homebuilding contractors in that same area.

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Selected financial information about our segments for the three months ended December 31, 2008 and 2007 is provided in the table below:

2008	Construction Services	Manufactured Products	Corporate	Total
Revenues	$61,151	$2,063,790	$--	$2,124,941
Operating Income/(loss)	(153,463)	173,893	(116,916)	(96,485)
Depreciation and amortization	(5,245)	(22,120)	(10,640)	(38,005)
Identifiable assets (at 12/31/08)	160,344	4,248,602	111,709	4,520,654

2007	Construction Services	Manufactured Products	Corporate	Total
Revenues	$1,864,131	$1,508,183	$--	$3,372,314
Operating Income/(Loss)	114,631	48,788	(327,882)	(164,463)
Depreciation and amortization	42,106	27,095	--	69,201
Identifiable assets (at 9/30/07)	819,321	4,014,093	215,898	5,049,312

During the three months ended December 31, 2008 and 2007 we incurred expenses of $116,916 and $327,882, respectively, in strategic business activities that were not directly attributable to the operations of our segments. All other corporate expenses have been allocated to the segments.

3.	Inventories:

Inventories consisted of the following at December 31, 2008 and September 30, 2008:

	December 31	September 30
Raw materials	$263,911	$266,449
Work-in-process	317,536	238,986
Finished goods	--	70,346
	$581,447	$575,781

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Accounts payable and accrued expenses:

Accounts payable and accrued expenses consisted of the following at December 31, 2008 and September 30, 2008:
	December 31	September 30
Accounts payable	$1,643,879	$1,550,754
Accrued expenses	530,903	565,184
Accrued losses on contracts	1,465	1,465
Accrued warranty costs	25,394	29,433
Accounts payable and accrued expenses	2,200,176	2,146,836
Restructuring reserve	381,890	381,890
	$2,582,066	$2,528,726

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

The following table illustrates the activity in our restructuring reserve:

Activity	Balance at September 30, 2008	Restructuring Charges	Restructuring Payments	Balance at December 31, 2008
Contract termination costs	$312,500	$--	$--	$312,500
Termination benefits	58,749	--	--	58,748
Other associated costs	10,641	--	--	10,641
	$381,890	$--	$--	$381,890

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

5.     Notes payable:

Notes payable consisted of the following at December 31, 2008 and September 30, 2008:

	December 31	September 30
Variable rate mortgage note payable, due January 2017 (a)	$1,223,471	$1,229,763
8.0% Note payable, due July 2017 (b)	298,421	300,089
4.9% Note payable, due August 2010	11,656	13,246
7.0% Related party note due on demand (c)	695,000	695,000
12.0% Related Party note due on demand (c)	250,000	250,000
Auto Loan	0	11,189
Prime Plus 4.5%, $1,000,000 bank credit facility (d)	418,572	180,141
Loans on equipment	64,367	67,319
	2,961,487	2,746,746
Current maturities of notes payable	(458,086)	(215,372)
Current maturities of notes payable-related parties	(945,000)	(945,000)
Long-term debt	$1,558,401	$1,586,374

(a)
In March, 2007, we borrowed $1,255,500 under a ten-year, adjustable rate mortgage note. The coupon rate is based on the five-year Treasury Rate for Zero-Coupon Government Securities, plus 280 basis points (5.78% and 7.73% at September 30, 2008 and 2007, respectively). The mortgage note is secured by commercial real estate owned in Washington State.

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(b)
In August, 2007, we incurred mortgage debt of $308,000 as the partial purchase price for real estate in the State of Washington (with a cost of $389,257). This note has a ten-year term and an adjustable coupon rate based on the five-year Treasury Rate for Zero-Coupon Government Securities, plus 310 basis points (4.65% at December 31, 2008). This debt is secured by the real estate acquired.

(c)	See Note 6 for additional information about these related party notes.
(d)	On May 14, 2008, we entered into an agreement with a financial institution to provide up to $1,000,000 in secured credit, subject to certain limitations. This facility replaced a previous facility with another bank that had a limit of $300,000. Under this new facility, we are permitted to draw on an advance line of up to 80% of certain eligible accounts receivable arising from our manufactured products segment. The interest rate is Prime plus 4.5%. The line is secured by the accounts receivable, inventory, and the unencumbered fixed assets of that segment. As part of the transaction, the lender was granted 150,000 shares of common stock having a fair market value of $15,000.

Maturities of our notes payable are as follows:

Nine months ending September 30, 2009:	$1,453,167
Year ending September 30:	1,481,695
2010	34,540
2011	31,150
2012	33,332
2013	35,957
2014	38,678
Thereafter	1,306,134
$2,961,486

6.	Related party transactions:

Consulting fees, related parties:

Our consulting fees, related parties, for the three months ended December 31, 2008 and 2007 amounted to $0 and $35,198, respectively, and are comprised of the following:

·	We paid $0 and $11,984, respectively, in professional fees to an accounting firm partially owned by our former Interim Chief Financial Officer and Director.

•
We paid $0 and $23,214, respectively, in consultancy fees to Spyglass Ventures. The managing partner of Spyglass Ventures is also actively involved in other unrelated business ventures. The Chairman of our Board of Directors and our Chief Operating and Financial Officer are directly involved in some of those other unrelated business ventures.  Our Chairman and our Chief

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	Operating and Financial Officer do not participate in the determination of the fees that we pay to Spyglass Ventures.

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

Other Related party transactions:

On October 13, 2008 we issued our two outside Directors each 100,000 shares of common stock with a total fair market value of $8,000.

7.	Stockholders’ deficit:

Common stock issuances:

We did not issue any common stock during the three month period ended December 31, 2008.

Stock options:

We record compensation expense related to stock options as they vest using the grant-date, fair value method prescribed in Statements on Financial Accounting Standards No. 123R Accounting for Share-Based Payments. We did not issue any stock options during the three months ended December 31, 2008.

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table illustrates the status of our stock option awards as of December 31, 2008:

	Options Outstanding	Weighted Average Prices
October 1, 2008	2,790,200	$0.13
Granted	--	--
Exercised	--	--
Expired or forfeited	--	--
December 31, 2008	2,790,200	$0.13

Exercisable at December 31, 2008	2,790,200

The above options have an aggregate weighted average remaining term of 4.32 years.

Amortization of our stock-option based compensation arrangements during the three months ended December 31, 2008 was $28,845, and is included in the salaries and benefits.

Warrants:
We have warrants outstanding to purchase 10,297,671 shares of our common stock. Our outstanding warrants range in exercise prices from $0.01 to $0.54 and have a weighted average remaining life of 3.57 years on December 31, 2008.

The following table illustrates the status of our stock warrants as of December 31, 2008:

	Warrants Outstanding	Weighted Average Prices
September 30, 2008	10,297,671	$0.52
Granted	--	--
Exercised	--	--
Expired	--	--
December 31, 2008	10,297,671	$0.38

Exercisable at December 31, 2008	10,297,671
Preferred and common stock redemption:

On December 30, 2008, we entered into an Agreement with Vision Opportunity Master Fund, Ltd. (“Vision”) pursuant to which Vision agreed to return for cancellation 2,467,348 shares of common stock and 1,000,000 shares of preferred stock, waive all rights and penalties under that certain Registration Rights Agreement entered by and between the Company and Vision in May 2007 (the “Vision Registration Agreement”), terminate the Vision Registration Agreement and amend its right to participate in future financings providing that such right shall terminate in December 2010 in consideration of the payment of $100. In addition, we agreed to amend the Class A Common Stock Purchase Warrant to purchase 3,091,959 shares of common stock to reduce the exercise price to $.01 per share and the Class J Common Stock Purchase Warrant to purchase 3,091,959 shares of common stock to provide a termination date of December 31, 2012.

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We accounted for the redemption as an equity transaction pursuant to the guidance of EITF D-42 The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock (as interpreted by EITF 00-27 Application of EITF 98-5 to Certain Convertible Instruments), which generally provides that when an entity redeems convertible preferred securities “with a beneficial conversion feature,” the excess of (a) the fair value of the consideration for the redemption, over (b) the carrying value of the convertible preferred security, plus (c) the amount previously recognized for the beneficial conversion feature, should be subtracted or added to net earnings to arrive at net earnings (loss) available to common stock holders. For purposes of these calculations, the cash paid ($100), plus the fair value of the modified warrants ($53,491) was subtracted from the carrying value of the preferred stock ($1,500,000), plus the originally recorded beneficial conversion feature ($513,374), resulting in a transference of enterprise value in the amount of $1,959,783 to the benefit of the common shareholders. This amount is reflected in the accompanying statement of operations as a deemed dividend arising from the redemption transaction.

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

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Subsequent events:

None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

This Management's Discussion and Analysis of Financial Condition and Plan of Operations includes a number of forward-looking statements that reflect Management's current views with respect to future events and financial performance. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words.  Those statements include statements regarding the intent, belief or current expectations of us and members of its management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission.  Important  factors  currently  known  to Management  could  cause  actual  results  to differ  materially  from  those in forward-looking  statements.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. We believe that its assumptions are based upon reasonable data derived from and known about our business and operations and the business and operations of the Company.  No assurances are made that actual results of operations or the results of our future activities will not differ materially from its assumptions.  Factors that could cause differences include, but are not limited to, expected market demand for the Company’s services, fluctuations in pricing for materials, and competition.

Sensitive Accounting Estimates

•
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

•
We account for exit and termination activities arising from our restructuring program in accordance with Statement of Financial Accounting Standards No. 146   Accounting for Costs Associated with Exit of Disposal Activities . Statement No. 146 represents a significant change from the prior practice by requiring that a liability for costs associated with an exit or disposal activity be recognized generally as they are incurred and initially measured at fair value only when the liability is incurred. Fair value measurements of these liabilities are particularly sensitive because they require us to make reasonable business projections of future outcomes. In making these estimations, we have considered multiple, probability-weighted outcomes. Since current accounting standards provide for the recognition of restructuring and exit activities when the related costs have been incurred, we may have additional charges in future periods as we continue our restructuring activities.

Effect of Recently Issued Accounting Pronouncements:

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination.  SFAS 141R is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. As more fully discussed in the Subsequent Events footnote, the Company is currently seeking to complete a purchase business combination. If the purchase is completed before July 1, 2009, the Company will be required to apply SFAS 141. However, if the transaction is completed on or after July 1, 2009, the Company will be required to apply SFAS 141(R).

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51. This statement amends ARB No. 51 to establish accounting and reporting standards for the Non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 will change the classification and reporting for minority interest and non-controlling interests of variable interest entities.  Following the effectiveness of SFAS 160, the minority interest and non-controlling interest of variable interest entities will be carried as a component of stockholders’ equity. Accordingly, upon the effectiveness of this statement, we will begin to reflect non-controlling interest in our consolidated variable interest entities as a component of stockholders’ equity. This statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. Since we do not currently have Variable Interest Entities consolidated in our financial statements, adoption of this standard is not expected to have a material effect.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133 (“SFAS 161”).  SFAS 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. We are currently evaluating the impact of SFAS 161, if any, will have on our financial position, results of operations or cash flows. This standard will affect the disclosures in our financial statements to provide the required information.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." The Company does not expect the adoption of SFAS 162 will have a material effect on its financial position, results of operations or cash flows.

In July 2006, the FASB issued Interpretation No. 48, Accounting for uncertainty in Income Taxes (“FIN 48”). FIN No. 48 clarifies the accounting for Income Taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and clearly scopes income taxes out of SFAS No. 5,  Accounting for Contingencies ..  FIN 48 was effective for fiscal years beginning after December 15, 2006. Accordingly, we have implemented FIN 48 by summarizing and evaluating all potential uncertain tax positions. As a result of our implementation, FIN No. 48 did not have a material impact on our financial position, results of operations or cash flows, although, as discussed in our income tax disclosures, certain positions are present that require our periodic review in maintaining compliance with this standard.

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

In April 2008, the FASB issued FSP No. FAS 142-3 Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets . The Company is required to adopt FSP 142-3 on October 1, 2008. The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. The Company is currently evaluating the impact of FSP 142-3 on its financial position, results of operations or cash flows, and believes that the established lives will continue to be appropriate under the FSP.

In May 2008, the FASB issued FSP Accounting Principles Board 14-1 Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)  ("FSP APB 14-1"). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The Company is currently evaluating the potential impact, if any, of the adoption of FSP APB 14-1 on its financial position, results of operations or cash flows.

In June 2008, the Emerging Issues Task Force issued EITF Consensus No. 07-05 Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock, which supersedes the definition in EITF 06-01 for periods beginning after December 15, 2008 (our fiscal year ending September 30, 2010). The objective of this Issue is to provide guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity's own stock and it applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative in of Statement 133, for purposes of determining whether that instrument or embedded feature qualifies for the first part of the scope exception in paragraph 11(a) of Statement 133 (the “Paragraph 11(a) Exemption). This Issue also applies to any freestanding financial instrument that is potentially settled in an entity's own stock, regardless of whether the instrument has all the characteristics of a derivative in Statement 133, for purposes of determining whether the instrument is within the scope of Issue 00-19. We currently have warrants that embody terms and conditions that require the reset of their strike prices upon our sale of shares or equity-indexed financial instruments and amounts less than the conversion prices. These features will no longer be treated as “equity” under the EITF once it becomes effective. Rather, such instruments will require classification as liabilities and measurement at fair value. Early adoption is precluded. Accordingly, this standard will be adopted in our quarterly period ended September 30, 2009.

In June 2008, the Emerging Issues Task Force issue EITF Consensus No. 08-04 Transition Guidance for Conforming Changes to Issue 98-5 Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, which is effective for years ending after December 15, 2008 (our fiscal year ending June 30, 2009). Early adoption is not permitted. The overall objective of the Issue is to conform the requirements of EITF 00-27 and Financial Accounting Standard No. 150 with EITF 98-5 to provide for consistency in application of the standard. We computed and recorded a beneficial conversion feature in connection with certain of our prior financing arrangements and do not believe that this standard has any material effect on that accounting.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on our present or future financial statements.

Results of Operations for the Three months ended December 31, 2008 and 2007:

Revenues: Our consolidated revenues decreased $572,933, or 21%, to $2,124,941 in 2008 compared to $2,697,874 for the prior year. This decrease between periods is primarily the result of a decrease of $847,567 in our Construction Services segment reflecting our decision to move away from homebuilding activities and reduced restoration services business activity, which ultimately resulted in the suspension of the division offset by an increase in our Manufactured Products segment of $274,634, or 15%, which experienced an increase in business activity as a result of new business development efforts.

Manufactured Products Segment: Revenues from our Manufactured Products Segment increased $274,634, or 15%, to $2,063,790 in 2008 compared to $1,789,156 for the prior year. This increase between periods is primarily the result of an increase in business activity as a result of new business development.

Construction Services Segment: Revenues from our Construction Services Segment decreased $847,567, or 93%, to $61,151 in 2008 compared to $908,718 for the prior year.  This decrease between periods is primarily the result of our decision to move away from homebuilding activities as well as reduced restoration services business activity which ultimately resulted in the suspension of the division. The following table illustrates the revenue comparison for our Homebuilding and Restoration Services divisions:

	2008	2007
Homebuilding	$1,946	$253,614
Restoration Services	59,205	655,104
	$61,151	$908,718

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
.
Cost of Revenues and Gross Profit: Our consolidated cost of revenues decreased $796,286, or 36%, to $1,416,604 in 2008 compared to $2,212,890 for the prior year. This decrease between periods is primarily the result of the aforementioned revenue decrease. Our consolidated gross profit increased $223,353, or 46%, to $708,337 in 2008 compared to $484,984, for the prior year.  This increase between periods is primarily the result of an increase in Gross Profit in the Manufactured Products segment of $345,633, or Gross Profit Margin improvement from 22% to 36%.

Manufactured Products Segment: Cost of revenues in our Manufactured Products Segment decreased $69,999, or 5%, to $1,326,191 in 2008 compared to $1,396,190 for the prior year. This decrease between periods is primarily the result of an 18% decrease in the cost of product relative to revenues.

Construction Services Segment: Cost of revenues in our Construction Services Segment decreased $726,287, or 89%, to $90,413 in 2008 compared to $816,700 for the prior year. This decrease between periods is primarily the result of the aforementioned revenue decrease. The following table illustrates the cost of revenues comparison for our Homebuilding and Restoration Services divisions:

	2008	2007
Homebuilding	$898	$600,914
Restoration Services	89,515	215,786
	$90,413	$816,700

Salaries and Benefits Expenses: Our salaries and benefits expense decreased $482,716, or 49%, to $501,923 in 2008 compared to $984,639 for the prior year.   This decrease between periods is primarily the result of the personnel reductions implemented subsequent to the first quarter of the prior period.
Our salaries and benefits expense in 2008 includes $29,045 of compensation expense arising from share-based payment arrangements, compared to $184,830 in 2007. We have entered into employment contracts that include share-based awards. As we grow our business, we may use share-based payment arrangements to compensate and motivate our employees. Accordingly, share-based payments and the associated expense may increase in future periods.

Professional Fees: Our professional fees decreased $247,059, or 75%, to $80,726 in 2008 compared to $327,785 for the prior year. This decrease reflects the reduction in the use of outside professionals.

Rent and Occupancy: We rent the facilities used for our Corporate Headquarters and our Construction Services Segment under operating leases. We own the facilities used for our Manufactured Products Segment and, accordingly, rent and occupancy expenses for that segment are minimal. Our rent and occupancy expense decreased $49,645, or 74%, to $17,131 in 2008 compared to $66,776 for the prior year.

As more fully discussed in restructuring and exit activities, Note 4, we have exited our corporate headquarter lease and are occupying a smaller facility that meets our current needs.

Depreciation and Amortization: Depreciation and amortization, net of amounts included in cost of revenues, increased $2,321, or 7%, to $38,005 in 2008 compared to $35,684 for the prior year. This increase between periods is primarily the result of the purchase of new production equipment in our Manufactured Products segment.

Repairs and Maintenance: Repairs and Maintenance expense increased $8,378, or 31%, to $35,738 in 2008 compared to $27,360 for the prior year. This increase between periods is primarily the result of repairs to production equipment in our Manufactured Products segment.

Transportation: Transportation expense decreased $13,606, or 39%, to $21,142 in 2008 compared to $34,748 for the prior year.  This decrease between periods is primarily the result of reduced business activity in the Construction Services segment.

Other Operating Expenses: Other operating expenses decreased $126,108, or 61%, to $79,644 in 2008 compared to $205,752 for the prior year. This decrease between periods is primarily the result of a reduction in the corporate infrastructure.

Interest Income: We received $7 and $0 in interest income in 2008 and 2007, respectively.

Interest Expense: Our interest expense increased $42,480, or 124%, to $76,735 in 2008 compared to $34,255 for the prior year due to increased average borrowings.

Other Income/(Expense), net: Other Income/(expense), net increased $28,875 to ($27,677), or 2,410%, in 2008 compared to $1,198 for the prior year resulting from losses on the sale of certain fixed assets.
Income/(Loss) Applicable to Common Stockholders: Our income applicable to common stockholders amounts to $1,721,393 and represented our net loss of ($200,890) plus redemption of preferred deemed dividend of $1,959,783 less preferred stock dividends and accretions of $37,500. During the prior year, our loss applicable to common stockholders amounted to ($1,345,128) and represented our net loss of ($1,307,628) less preferred stock dividends and accretions of $37,500.

Income/(Loss) Per Common Share: Our loss per common share decreased from ($0.04) in 2008 to income of $0.04 in 2009. The income per common share is primarily attributable to the redemption of deemed dividend. Our diluted income/loss per common share does not include the effects of (i) our Convertible Series B and J Preferred Stock, (ii) warrants and (iii) employee stock options, because the effect of these financial instruments on our diluted loss per share is anti-dilutive.

Liquidity and Capital Resources:

Working Capital: Our negative liquidity conditions have worsened from a working capital deficiency of ($1,938,072) as of December 31, 2008 compared to ($1,870,888) as of September 30, 2008.  The reduction in liquidity is due to our preservation of cash reserves to sustain our operations while working closely with our creditors and vendors to extend terms of payment, the latter having the effect of increasing our liabilities. Our management will continue these efforts while seeking other permanent sources of equity. However, there can be no assurance that additional capital arrangements, at terms suitable to our management, will present themselves.

Cash flows from Operating Activities: Net cash used in operating activities was ($235,584) for the three months ended December 31, 2008 as compared to net cash used in operating activities of ($951,275) for the three months ended December 31, 2007. The principle reason for this decrease was our net loss decreased $1,106,738 to $200,890 for the three months ended December 31, 2008 as compared to $1,307,628 for the three months ended December 31, 2007 offset by decreases in Accounts Receivable of $164,202, Accounts Payable, $152,302, and Contract Liabilities, $165,768, and an increase in Inventories of $136,991.

Cash flows from Investing Activities:  Capital expenditures were $0 and $179,471 for the three months ended December 31, 2008 and 2007, respectively. We currently have no material commitments for equipment or other capital expenditures.

Cash flows from Financing Activities: During the three months ended December 31, 2008, we generated cash from drawings on a Line of Credit for $214,742 (net of repayments).

Commitments, Guarantees and Off Balance Sheet Items:
We operate our corporate headquarters under the following operating lease:

We entered into a three-year operating lease for 2,030 square feet of office space in Sarasota, Florida. Non-cancelable annual lease payments for each year ending September 30 are as follows: 2008--$28,816; 2009--$29,825; and, 2010--$25,575

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4T. CONTROLS AND PROCEDURES

As of December 31, 2008, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There was no change in our internal controls over financial reporting that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting during the quarter covered by this Report.

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

Kesselring Holding Corporation
(Registrant)

Date: February 17, 2009	By:	/s/ Kenneth C. Craig
Kenneth C. Craig
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Charles B. Rockwood
Charles B. Rockwood
Chief Operating and Financial Officer
(Principal Financial and Accounting Officer)