Form 10-Q
period 2009-03-31
Kesselring Holding Corporation.
filed 2009-05-15
CIK 1374881

Form 10-Q Kesselring Holding Corporation. - KSSH Filed:, 2009 (period: March 31, 2009) Quarterly report which provides a continuing view of a company's financial position

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

The number of shares of the registrant’s Common Stock, $0.0001 par value per share, outstanding as of May 15, 2009 is 36,046,321.

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2009	2008
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$66,041	$92,211
Accounts receivable, net allowances	1,030,967	850,055
Inventories	538,644	575,781
Other current assets	76,129	75,916
Assets of discontinued business	-	389,270
Total current assets	1,711,781	1,983,233

Property and equipment, net	2,307,568	2,377,976
Intangible assets, net	3,499	10,499
Other assets	46,319	56,273
Total assets	$4,069,166	$4,427,981

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable and accrued expenses	$2,073,603	$1,996,571
Current maturities of notes payable	393,337	205,236
Current maturities of notes payable-related parties	945,000	945,000
Liabilities of discontinued business	-	568,626
Total current liabilities	3,411,940	3,715,433
Notes payable	1,543,391	1,572,075
Total liabilities	4,955,331	5,287,508

Stockholders' deficit:
Preferred stock, $0.0001 par value, 20,000,000 shares
authorized; 1,000,000 shares designated Series A with
1,000,000 shares issued and outstanding at September 30, 2008,
none at March 31, 2009	-	1,500,000
Common stock, $0.0001 par value, 200,000,000 shares
authorized; 36,046,321 and 38,308,669 shares issued
and outstanding, respectively	3,605	3,831
Additional paid-in capital	4,033,012	4,479,985
Accumulated deficit	(4,922,783)	(6,843,343)
Total stockholders' deficit	(886,166)	(859,527)
Total liabilities and stockholders' deficit	$4,069,166	$4,427,981

See notes to condensed consolidated financial statements.

 KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,	March 31,
	2009	2008
	(Unaudited)	(Unaudited)
Revenues	$1,993,092	$1,928,113

Cost of revenues	1,506,194	1,297,330
Gross profit	486,898	630,783
Operating expenses:
Salaries and benefits	392,908	410,283
Professional fees	60,067	207,498
Insurance	36,685	23,338
Rent and occupancy costs	9,743	48,651
Depreciation and amortization	32,761	39,301
Transportation	11,587	11,981
Repairs and maintenance	(95)	16,083
Advertising	1,254	9,508
Restructuring and exit costs	-	789,100
Other operating expenses	79,335	151,396
	624,245	1,707,139
Loss from operations	(137,347)	(1,076,356)
Other income (expense):
Interest expense	(75,042)	(49,089)
Interest income	(212)	-
Other income (expense) net	12,040	8,277
Gain on retirement of fixed assets	9,980	-
	(53,234)	(40,812)
Loss from continuing operations	(190,581)	(1,117,168)
Discontinued operations (note 8):
Loss from discontinued operations	-	(433,917)
Gain on disposal of discontinued operations	349,146	-
Net gain/(loss) from discontinued operations	349,146	(433,917)
Income/(loss) before income taxes	158,565	(1,551,085)
Income tax benefit	-	-
Net Income/(loss)	$158,565	$(1,551,085)

Income (loss) applicable to common stockholders:
Net Income/( loss)	$158,565	$(1,551,085)
Undeclared preferred stock dividends	-	(37,500)
Income (loss) applicable to common stockholders	$158,565	$(1,588,585)

Income (loss) per common share:
Continuing operations:
Basic	$0.00	$(0.04)
Diluted	$0.00	$(0.04)

Weighted average common shares, basic	36,046,321	35,537,995
Weighted average common shares, diluted	36,046,321	35,537,995
Discontinued operations:
Basic	$0.01	$(0.01)
Diluted	$0.01	$(0.01)

Weighted average common shares, basic	36,046,321	35,537,995
Weighted average common shares, diluted	36,046,321	35,537,995

See notes to condensed consolidated financial statements.

 KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Six Months Ended
	March 31,	March 31,
	2009	2008
	(Unaudited)	(Unaudited)
Revenues	$4,056,882	$3,717,269

Cost of revenues	2,832,385	2,620,316
Gross profit	1,224,497	1,096,953
Operating expenses:
Salaries and benefits	845,831	1,252,430
Professional fees	130,251	559,260
Insurance	47,055	45,957
Rent and occupancy costs	17,159	94,199
Depreciation and amortization	65,521	62,663
Transportation	29,111	47,365
Repairs and maintenance	35,542	34,655
Advertising	2,345	34,762
Restructuring and exit costs	-	789,100
Other operating expenses	152,050	311,187
	1,324,866	3,231,578
Loss from operations	(100,369)	(2,134,625)
Other income (expense):
Interest expense	(151,473)	(83,095)
Interest income	(212)	-
Other income (expense), net	12,157	(9,150)
Gain on retirement of fixed assets	9,980	-
	(129,548)	(92,245)
Loss from continuing operations	(229,917)	(2,226,870)
Discontinued operations (note 8):
Loss from discontinued operations	(161,554)	(631,841)
Gain from disposal of discontinued operations	349,146	-
Net gain/(loss) from discontinued operations	187,592	(631,841)
Loss before income taxes	(42,325)	(2,858,711)
Income tax benefit	-	-
Net loss	$(42,325)	$(2,858,711)

Income (loss) applicable to common stockholders:
Net loss	$(42,325)	$(2,858,711)
Undeclared preferred stock dividends	-	(75,000)
Income (loss) applicable to common stockholders	$(42,325)	$(2,933,711)

Income (loss) per common share:
Continuing operations:
Basic	$(0.00)	$(0.08)
Diluted	$(0.00)	$(0.08)

Weighted average common shares, basic	37,147,001	34,683,451
Weighted average common shares, diluted	37,147,001	34,683,451

Discontinued operations:
Basic	$0.01	$(0.02)
Diluted	$0.01	$(0.02)

Weighted average common shares, basic	37,147,001	34,683,451
Weighted average common shares, diluted	37,147,001	34,683,451

See notes to condensed consolidated financial statements.

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	March 31,	March 31,
	2009	2008
Cash flows from operating activities:	(Unaudited)	(Unaudited)
Net loss	$(42,325)	$(2,858,711)
Adjustments to reconcile net loss to net cash from
operating activities:
Depreciation and amortization of long-lived assets	95,625	93,440
Share-based payments, employees	6,469	187,973
Amortization of deferred financing costs	9,954	2,925
Gain on disposal of assets	(187,592)	-
Loss (gain) on retirement of fixed assets	(9,980)	-
Changes in operating assets and liabilities:
Accounts receivable	(180,912)	(101,578)
Inventories	37,137	123,828
Other current assets	(213)	24,321
Accounts payable and accrued expenses	77,031	1,231,675
Discontinued operations, net	-	402,391
Net cash flows from operating activities	(194,806)	(894,084)

Cash flows from investing activities:
Purchases of property and equipment	-	(182,105)
Net cash flows from investing activities	-	(182,105)

Cash flows from financing activities:
Proceeds from buyback of stock warrants	9,219	-
Proceeds from notes payable	159,417	313,512
Proceeds from notes payable related parties	-	695,000
Net cash flows from financing activities	168,636	1,008,512

Net change in cash	(26,170)	(67,677)
Cash at beginning of period	92,211	95,511
Cash at end of period	$66,041	$27,834

Supplemental Cash Flow Information:

Cash paid for:
Interest	$151,473	$83,707
Income taxes	$-	$-

Liabilities extinguished with the issuance of common stock	$-	$136,068
Paid in capital arising from the issuance of common stock and
assets in settlement of related party liabilities	$-	$(57,152)

See notes to condensed consolidated financial statements.

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of presentation, nature of our business:

Basis of presentation:

Our unaudited condensed consolidated financial statements as of March 31, 2009 and for the three and six months ended March 31, 2009 and 2008 have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with interim reporting standards of Regulation S-X of the Securities and Exchange Commission ( “SEC” ). Accordingly, they do not include all the information required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of our financial position as of March 31, 2009, our results of operations for the three and six months ended March 31, 2009 and 2008 and cash flows for the six months ended March 31, 2009 and 2008 have been included in their preparation. These unaudited condensed consolidated financial statements should be read in conjunction with our annual financial statements for our fiscal year ended September 30, 2008 and Management’s Discussion and Analysis and Plan of Operation, and related notes thereto, included in the Company’s Form 10-KSB filed on December 29, 2008 with the SEC. Operating results for the three and six months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending September 30, 2009.

Consolidation:

Our consolidated financial statements include the accounts of our wholly-owned subsidiaries (King Brothers Woodworking, Inc. and King Door and Hardware, Inc., formerly known as our Manufactured Products segment) and our discontinued subsidiary, Kesselring Restoration, Inc., formerly known as our Construction Services segment.  We now operate as one reportable segment.   The consolidated statements of operations presented herein reflect the results of Kesselring Restoration, Inc. from October 1, 2008 through March 31, 2009 under the caption “Discontinued operations”.  King Brothers Woodworking, Inc. and King Door and Hardware, Inc.’s results are included in Kesselring Holding Corporation’s consolidated operations for all periods presented.

Liquidity:

The preparation of financial statements in accordance with Accounting Principles Generally Accepted in the United States of America contemplates that the Company will continue as a going concern, for a reasonable period. As reflected in our condensed consolidated financial statements, we have incurred losses of ($42,325) and ($2,858,711) during the six months ended March 31, 2009 and 2008, respectively. We have used cash of ($194,805) and ($894,084) in our operating activities during the six months ended March 31, 2009 and 2008, respectively. We also have a current working capital deficiency of ($1,700,159) that is insufficient in our management’s view to sustain our current levels of operations for a reasonable period without additional financing. These trends and conditions continue to raise substantial doubt surrounding our ability to continue as a going concern for a reasonable period.

During the second fiscal quarter of our year ended September 30, 2008, our Board of Directors undertook a restructuring program focused on curtailing our cost structure, restructuring management and associated responsibilities, cutting our headcount, raising capital and aggressively seeking acquisition opportunities. The initial measure was to substantially restructure our executive management. This restructured executive management team developed and implemented strategic and tactical plans to address the Board-Directed mandate to alleviate our liquidity shortfalls, improve gross profit margins, reduce expenses and, ultimately, achieve profitability. Since the first fiscal quarter of our year ended September 30, 2008, execution of this plan has included (i) the elimination of a substantial number of our Florida-based positions and the associated employment costs, (ii) the curtailment of operating costs and expenses, (iii) the discontinuance and ultimate transfer of our Constructions Services segment business to a Trustee; and, (iv) the aggressive development of our manufactured products business.

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenues have increased $339,613, or 9.1%, from $3,717,269 during the six months of the year ended September 30, 2008 to $4,056,882 during the six months of our year ending September 30, 2009.

As a result of the above, our negative liquidity conditions have improved $32,040 from a working capital deficiency of ($1,732,200) at March 31, 2008 to ($1,700,159) at March 31, 2009.  Our management will continue these efforts while seeking other permanent sources of equity. However, there can be no assurance that additional capital arrangements, at terms suitable to our management, will present themselves.

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

Impairments and Disposals

We evaluate our tangible and definite-lived intangible assets for impairment under Statement of Financial Accounting Standards No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144) annually at the beginning of our fourth fiscal quarter or more frequently in the presence of circumstances or trends that may be indicators of impairment. Our evaluation is a two step process. The first step is to compare our undiscounted cash flows, as projected over the remaining useful lives of the assets, to their respective carrying values. In the event that the carrying values are not recovered by future undiscounted cash flows, as a second step, we compare the carrying values to the related fair values and, if lower, record an impairment adjustment. For purposes of fair value, we generally use replacement costs for tangible fixed assets and discounted cash flows, using risk-adjusted discount rates, for intangible assets.

On March 31, 2009, our management and Board of Directors approved the assignment of all assets and liabilities of our Kesselring Restoration division to a Trustee who is responsible for liquidating the assets and distributing the proceeds to creditors.  Kesselring Restoration comprised our Construction Services segment, as defined in SFAS 144, and have presented that unit in the accompanying financial statements on the basis that (a) the operations and cash flows of the component have been eliminated from our ongoing operations a result of the disposal transaction and (b) we have no significant continuing involvement in the operations of the component after the disposal transaction. See Note 8 for additional information about the disposal.

We have certain intangible assets that are not subject to amortization because they currently have indefinite lives. We are required to evaluate whether these assets acquire a finite useful life annually and, if present, commence amortization thereof. Prior to that event, if ever, we evaluate intangible assets that are not subject to amortization under the guidance of Statement of Financial Accounting Standards No. 142 Goodwill and Intangible Assets (SFAS 142). Under this standard, the impairment test consists of a comparison of the fair values of the intangible assets with the respective carrying values. An impairment loss would be required for an excess in carrying value over the fair value on an asset-by-asset basis.

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

2.	Inventories:

Inventories consisted of the following at March 31, 2009 and September 30, 2008:

	March 31	September 30
Raw materials	$303,220	$266,449
Work-in-process	235,424	238,986
Finished goods	--	70,346
	$538,644	$575,781

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Accounts payable and accrued expenses:

Accounts payable and accrued expenses consisted of the following at March 31, 2009 and September 30, 2008:

	March 31	September 30
Accounts payable	$1,224,634	$1,078,863
Accrued expenses	467,079	535,818
Accounts payable and accrued expenses	1,691,713	1,614,681
Restructuring reserve	381,890	381,890
	$2,073,603	$1,996,5710

Restructuring and exit activities:

As discussed in Note 1, The Company initiated a restructuring plan in 2008. We account for exit and termination activities in accordance with Financial Accounting Standards Board issued Statements on Financial Accounting Standards No. 146   Accounting for Costs Associated with Exit of Disposal Activities. Statement No. 146 represents a significant change from the then prior practice by requiring that a liability for costs associated with an exit or disposal activity be recognized and initially measured at fair value only when the liability is incurred.

The following table illustrates the activity in our restructuring reserve:

Activity	Balance at September 30, 2008	Restructuring Charges	Restructuring Payments	Balance at March 31, 2009
Contract termination costs	$312,500	$--	$--	$312,500
Termination benefits	58,749	--	--	58,748
Other associated costs	10,641	--	--	10,641
	$381,890	$--	$--	$381,890

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

4.     Notes payable:

Notes payable consisted of the following at March 31, 2008 and September 30, 2008:

	March 31	September 30
Variable rate mortgage note payable, due January 2017 (a)	$1,218,472	$1,229,763
8.0% Note payable, due July 2017 (b)	293,980	300,089
4.9% Note payable, due August 2010	10,066	13,246
7.0% Related party note due on demand (c)	695,000	695,000
12.0% Related Party note due on demand (c)	250,000	250,000
Prime Plus 4.5%, $1,000,000 bank credit facility (d)	367,968	180,141
Loans on equipment	46,242	54,072
	2,881,728	2,722,311
Current maturities of notes payable	(393,337)	(205,236)
Current maturities of notes payable-related parties	(945,000)	(945,000)
Long-term debt	$1,543,391	$1,572,075

(a)
In March, 2007, we borrowed $1,255,500 under a ten-year, adjustable rate mortgage note. The coupon rate is based on the five-year Treasury Rate for Zero-Coupon Government Securities, plus 280 basis points (4.47% and 5.78% at March 31, 2009 and September 30, 2008, respectively). The mortgage note is secured by commercial real estate owned in Washington State.

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(b)
In August, 2007, we incurred mortgage debt of $308,000 as the partial purchase price for real estate in the State of Washington (with a cost of $389,257). This note has a ten-year term and an adjustable coupon rate based on the five-year Treasury Rate for Zero-Coupon Government Securities, plus 310 basis points (4.77% and 6.08% at March 31, 2009 and September 30, 2008, respectively). This debt is secured by the real estate acquired.

(c)	See Note 5 for additional information about these related party notes.
(d)
On May 14, 2008, we entered into an agreement with a financial institution to provide up to $1,000,000 in secured credit, subject to certain limitations. This facility replaced a previous facility with another bank that had a limit of $300,000. Under this new facility, we are permitted to draw on an advance line of up to 80% of certain eligible accounts receivable. The interest rate is Prime plus 4.5%. The line is secured by the accounts receivable, inventory, and the unencumbered fixed assets of that segment. As part of the transaction, the lender was granted 150,000 shares of common stock having a fair market value of $15,000.

Maturities of our notes payable for each year ending September 30, are as follows:

2009	1,287,968
2010	54,912
2011	31,515
2012	33,781
2013	36,317
2014	38,984
Thereafter	1,398,251
$2,881,728

5.	Related party transactions:

Consulting fees, related parties:

Our consulting fees, related parties, for the six months ended March 31, 2009 and 2008 amounted to $0 and $35,325, respectively, and are comprised of the following:

·	We paid $3,000 and $12,111, respectively, in professional fees to an accounting firm partially owned by our former Interim Chief Financial Officer and Director.

We paid $3,000 and $23,214, respectively, in consultancy fees to Spyglass Ventures. The managing partner of Spyglass Ventures is also actively involved in other unrelated business ventures. The Chairman of our Board of Directors and our Chief Executive Officer are directly involved in some of those other unrelated business ventures.  Our Chairman and our Chief
Executive Officer does not participate in the determination of the fees that we pay to Spyglass Ventures.

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Related party loans:

In October, November and December, 2007 and January, June and July, 2008, certain members of our Board of Directors, or organizations with which they are affiliated, funded an aggregate $945,000 to us pursuant to notes payable. These notes bear interest at 7.0% and mature as follows: April 18, 2009 - $250,000; April 23, 2009 - $50,000; May 8, 2009 - $25,000; November 6, 2009 - $25,000 and June 18, 2009 – $250,000; June 27, 2009 - $30,000; June 30, 2009 - $45,000; and, July 3, 2009 - $20,000.  In addition an additional $250,000 was added in three tranches bearing interest of 12% and mature as follows: June 26, 2009 - $40,000; July 3, 2009 - $21,000; July 8, 2009 - $189,000.

Other Related party transactions:

On October 13, 2008 we issued our two outside Directors each 100,000 shares of common stock with a total fair market value at that time of $8,000.

6.	Stockholders’ deficit:

Common stock issuances:

We did not issue any common stock during the six month period ended March 31, 2009.

Stock options:

We record compensation expense related to stock options as they vest using the grant-date, fair value method prescribed in Statements on Financial Accounting Standards No. 123R Accounting for Share-Based Payments. We did not issue any stock options during the six months ended March 31, 2009.

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table illustrates the status of our stock option awards as of March 31, 2009:

	Options Outstanding	Weighted Average Prices
October 1, 2008	2,790,200	$0.13
Granted	--	--
Exercised	--	--
Expired or forfeited	--	--
March 31, 2009	2,790,200	$0.13

Exercisable at March 31, 2009	2,790,200

The above options have an aggregate weighted average remaining term of 4.07 years.

Amortization of our stock-option based compensation arrangements during the six months ended March 31, 2009 was $31,128, and is included in the salaries and benefits.

Warrants:

We have warrants outstanding to purchase 10,297,671 shares of our common stock. Our outstanding warrants range in exercise prices from $0.01 to $0.54 and have a weighted average remaining life of 3.32 years on March 31, 2009.

The following table illustrates the status of our stock warrants as of March 31, 2009:

	Warrants Outstanding	Weighted Average Prices
September 30, 2008	10,297,671	$0.52
Granted	--	--
Exercised	--	--
Expired	--	--
March 31, 2009	10,297,671	$0.38

Exercisable at March 31, 2009	10,297,671

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

7.	Commitments and contingencies:

Warranties:

We provide a basic limited one-year warranty on workmanship and materials for all products manufactured.  We estimate the costs that may be incurred under its basic limited warranty and record a liability in the amount of such costs at the time the associated revenue is recognized.  Factors that affect our warranty liability include the number of products manufactured, historical and anticipated rates of warranty claims and average cost per claim.  Estimated warranty costs are 0.25% of the total sales price of products manufactured. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Lease arrangements:

On August 15, 2007, we entered into a three-year operating lease for 2,030 square feet of office space on Main Street in Sarasota, Florida. Non-cancelable annual lease payments for each year ending September 30 are as follows: 2008--$28,816; 2009--$29,825; and, 2010--$25,575.

8.	Impairments and Disposals:

On March 31, 2009, our management and Board of Directors approved the assignment of all assets and liabilities of our Kesselring Restoration division to a Trustee who is responsible for liquidating the assets and distributing the proceeds to creditors.  Kesselring Restoration comprised our Construction Services segment, as defined in SFAS 144, and have presented that unit in the accompanying financial statements on the basis that (a) the operations and cash flows of the component have been eliminated from our ongoing operations a result of the disposal transaction and (b) we have no significant continuing involvement in the operations of the component after the disposal transaction. This transaction resulted in a gain on disposal of $349,146.

There are no assets or liabilities remaining at March 31, 2009. The caption discontinued operations on our statements of operations reflects the following for the six months ended March 31, 2009 and 2008, respectively:

	2009	2008
Loss from operations of discontinued business	$(161,554))	$(631,841)
Gain on disposal of discontinued business	349,146	0
Net Gain/(loss) from discontinued business	187,592	$(631,841)

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Subsequent events:

The following related party loans had the following maturity dates: April 18, 2009 - $250,000; April 23, 2009 - $50,000; and May 8, 2009 - $25,000. Each of these loans was extended one year to the following maturity dates: April 18, 2010 - $250,000; April 23, 2010 - $50,000; and May 8, 2010 - $25,000.

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

The Company was organized as a Delaware corporation on April 11, 2006. Following our acquisition of Kesselring Corporation on May 18, 2007, we were engaged in the manufacturer of products (cabinetry and remodeling products) and construction services (building, remodeling and restoration services).

On December 12, 2008, in response to the dramatically deteriorating business environment in the West Central Florida area for the services offered by Kesselring Restoration Corporation (“KRC”), a wholly owned subsidiary of the Company, which is focused on construction and restoration services, the Company decided to terminate those employees and focus its efforts on subcontracting-out certain projects.

On March 31, 2009, KRC executed and delivered an Assignment for Benefit of Creditors, under Florida Statutes Section 727.101 et seq. (“Assignment”), assigning all of its assets to an assignee, who is responsible for taking possession of, protecting, preserving, and liquidating such assets and ultimately distributing the proceeds to creditors of KRC according to their priorities as established by Florida law.  A designated assignee has been assigned to serve in a fiduciary capacity in connection with the foregoing Assignment and will assume his duties effective immediately.  The Assignee filed a petition commencing the assignment proceedings in the Circuit Court of the Twelfth Judicial Circuit in and for Manatee County, Florida, Civil Division on March 31, 2009.

Under the terms of the Assignment, KRC transferred to the Assignee, in trust for the benefit of each of KRC’s creditors, all property, including (but not limited to) the assets, accounts receivable, inventory, lists of creditors, books and records, etc. Under Florida State law, the Assignee has the full power and authority to dispose of the property, sue for and recover in his own name everything belonging to KRC, compromise and settle all claims, disputes and litigations of, and review any transfers of KRC’s property.  Neither the Company nor its other wholly-owned subsidiaries are included in the above referenced proceedings.

On April 3, 2009, Kenneth Craig resigned as an executive officer and director of the Registrant.  Charles B. Rockwood, the Registrant’s Chief Operating and Financial Officer, was appointed as a director to fill the vacancy resulting from Mr. Craig’s resignation and was also appointed as the Chief Executive Officer.  Further, Mr. Rockwood also resigned as Chief Operating and Financial Officer.  Mr. Gary King, a director of the Company, was appointed as Interim Chief Financial Officer.

Sensitive Accounting Estimates

•
The financial information contained in our comparative results of operations and liquidity disclosures has been derived from our unaudited consolidated financial statements included herein. The preparation of those unaudited consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes. The following significant estimates have made in the preparation of our unaudited consolidated financial statements and should be considered when reading our Management’s Discussion and Analysis:

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

Results of Operations for the Three months ended March 31, 2009 and 2008:

Revenues: Our revenues increased $64,979, or 3.4%, to $1,993,092 in 2009 compared to $1,928,113 for the prior year. This increase between periods is the result of new business development activities to secure new projects.

Cost of Revenues and Gross Profit: Our cost of revenues increased $208,864, or 16.1%, to $1,506,194 in 2009 compared to $1,297,330 for the prior year. This increase is primarily due to the completion of several larger, higher cost projects completed during the period. Gross profit decreased $143,885, or 22.8%, to $486,898 in 2009 compared to $630,783, for the prior year.

Salaries and Benefits Expenses: Our salaries and benefits expense decreased $17,375, or 4.2%, to $392,908 in 2009 compared to $410,283 for the prior year.   This decrease between periods is primarily the result of the personnel reductions implemented subsequent to the first quarter of the prior period.  Our salaries and benefits expense in 2009 includes $2,283 of compensation expense arising from share-based payment arrangements, compared to $24,208 in 2008. We have entered into employment contracts that include share-based awards. As we grow our business, we may use share-based payment arrangements to compensate and motivate our employees. Accordingly, share-based payments and the associated expense may increase in future periods.

 Professional Fees: Our professional fees decreased $147,431, or 71.0%, to $60,067 in 2009 compared to $207,498 for the prior year. This decrease reflects the reduction in the use of outside professionals.

Rent and Occupancy: We rent the facilities used for our corporate headquarters. We own the facilities used for our operating businesses. Our rent and occupancy expense decreased $38,908, or 80.0%, to $9,743 in 2009 compared to $48,651 for the prior year.
As more fully discussed in note 3, in the prior year period, we exited our former corporate headquarters space and moved into a smaller space that better meets our current needs.

Depreciation and Amortization: Depreciation and amortization, net of amounts included in cost of revenues, decreased $6,540, or 16.6%, to $32,761 in 2009 compared to $39,301 for the prior year. This decrease is due to the retirement of certain office and production equipment subsequent to the prior period.

Repairs and Maintenance: Repairs and Maintenance expense decreased $16,178, or 100.6%, to ($95) in 2009 compared to $16,083 for the prior year. This is a temporary decrease due to timing.

Transportation: Transportation expense decreased $394, or 3.3%, to $11,587 in 2009 compared to $11,981 for the prior year.

Insurance: Insurance expense increased $13,347, or 57.2%, to $36,685 in 2009 compared to $23,338 for the prior year.  This is a temporary increase due to timing.

Advertising: Advertising expense decreased $8,254, or 86.8%, to $1,254 in 2009 compared to $9,508 for the prior year.  This decrease between periods is primarily the result of a change in business development strategy which reduced advertising expenses in the current period.

Restructuring and Exit Activities:  As discussed in note 3, we commenced a restructuring program during the prior period that included termination of employees, exiting contracts and certain other exit costs. We did not incur any such expense during the current period. We account for our restructuring and exit activities under the guidelines of Statement 146 Accounting for Costs Associated with Exit or Disposal Activities. Generally, costs arising from exit and restructuring activities are recorded when they are incurred. In the case of contract terminations, costs are incurred upon contract termination or exit. In the case of termination benefits, costs are incurred when the benefit has been fixed and disclosed to the employee.

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

Other Operating Expenses: Other operating expenses decreased $72,061, or 47.6%, to $79,335 in 2009 compared to $151,396 for the prior year. This decrease between periods is primarily the result of a reduction in the corporate infrastructure.

Interest Income: Interest income was immaterial in both periods.

Interest Expense: Interest expense increased $25,953, or 52.9%, to $75,042 in 2009 compared to $49,089 for the prior year due to increased average borrowings.

Other Income(Expense) net: Other Income/(expense), net increased $13,745 to $22,022, or 166.0%, in 2009 compared to $8,277 for the prior year resulting from the collection of an accounts receivable account written off in a prior period.

Discontinued operations: As more fully discussed in note 8, we disposed of a business during the quarterly period ended March 31, 2009 that constituted an identifiable component and the arrangement provided for no material ongoing involvement. Accordingly, the component is accounted for as a discontinued operation. We had no operations of that business during the three months ended March 31, 2009. We recorded a net gain of $349,146 during the three months ended March 31, 2009. This compares to a net loss of ($433,917) during the three months ended March 31, 2008. Ongoing costs are expected to be nominal, if any.

Income/(loss) Applicable to Common Stockholders: Our income applicable to common stockholders amounts to $158,565. During the prior year, our loss applicable to common stockholders amounted to ($1,588,585) and represented our net loss of ($1,551,083) plus preferred stock dividends and accretions of ($37,500).

Income/(loss) Per Common Share: Our loss per common share decreased from ($0.04) in 2008 to ($0.00) in 2009.

Results of Operations for the Six months ended March 31, 2009 and 2008:

Revenues: Our revenues increased $339,613, or 9.1%, to $4,056,882 in 2009 compared to $3,717,269 for the prior year. This increase between periods is the result of new business development activities to secure new projects.

Cost of Revenues and Gross Profit: Our cost of revenues increased $212,069, or 8.1%, to $2,832,385 in 2009 compared to $2,620,316 for the prior year. This is due to the increase in revenues. Gross profit increased $127,544, or 11.6%, to $1,224,497 in 2009 compared to $1,096,953 for the prior year.

Salaries and Benefits Expenses: Our salaries and benefits expense decreased $406,599, or 32.5%, to $845,831 in 2009 compared to $1,252,430 for the prior year.   This decrease between periods is primarily the result of the personnel reductions implemented subsequent to the first quarter of 2008. Our salaries and benefits expense in 2009 includes $31,328 of compensation expense arising from share-based payment arrangements, compared to $148,267 in 2008. We have entered into employment contracts that include share-based awards. As we grow our business, we may use share-based payment arrangements to compensate and motivate our employees. Accordingly, share-based payments and the associated expense may increase in future periods.

Professional Fees: Professional fees decreased $429,010, or 76.7%, to $130,250 in 2009 compared to $559,260 for the prior year. This decrease reflects the reduction in the use of outside professionals.

Rent and Occupancy: We rent the facilities used for our corporate headquarters. We own the facilities used for our operating businesses. Our rent and occupancy expense decreased $77,040, or 81.8%, to $17,159 in 2009 compared to $94,199 for the prior year.
As more fully discussed in note 3, in the prior year period, we exited our former corporate headquarters space and moved into a smaller space that better meets our current needs.

Depreciation and Amortization: Depreciation and amortization, net of amounts included in cost of revenues, increased $2,858, or 4.6%, to $65,521 in 2009 compared to $62,663 for the prior year. This increase is due to the addition of equipment used in our manufacturing operations.

Repairs and Maintenance: Repairs and Maintenance expense increased $887, or 2.6%, to $35,542 in 2009 compared to $34,655 for the prior year.

Transportation: Transportation expense decreased $18,254, or 38.5%, to $29,111 in 2009 compared to $47,365 for the prior year.  This decrease between periods is primarily the result of having fewer out of town projects in the current prior period.

Insurance: Insurance expense increased $1,098, or 2.4%, to $47,055 in 2009 compared to $45,957 for the prior year.

Advertising: Advertising expense decreased $32,417, or 93.3%, to $2,345 in 2009 compared to $34,762 for the prior year.  This decrease between periods is primarily the result of a change in business development strategy which reduced advertising expenses in the current period.

Restructuring and Exit Activities:  Our restructuring and exit activities arose during the second quarter of 2008 and are discussed in the analysis of quarterly results, above.

Other Operating Expenses: Other operating expenses decreased $159,137, or 51.1%, to $152,050 in 2009 compared to $311,187 for the prior year. This decrease between periods is primarily the result of a reduction in the corporate infrastructure.

Interest Income: Interest income was immaterial in both periods.

Interest Expense: Interest expense increased $68,378, or 82.3%, to $151,473 in 2009 compared to $83,095 for the prior year due to increased average borrowings.

Other Income/(Expense), net: Other Income/(expense), net increased $31,287 to $22,137, or 341.9%, in 2009 compared to ($9,150) for the prior year primarily the result of the collection of an accounts receivable account written off in a prior period and a loss on the sale of certain fixed assets in the prior period.

Discontinued operations: As more fully discussed in note 8, we disposed of a business during the quarterly period ended March 31, 2009 that constituted an identifiable component and the arrangement provided for no material ongoing involvement. Accordingly, the component is accounted for as a discontinued operation. The net income from our discontinued business segment improved $819,433, from a net loss of ($631,841) during the six months ended March 31, 2008 to a net gain of $187,592 during the six months ended March 31, 2009. This net income from discontinued operations includes a gain of $349,146 from the disposal of the business. Ongoing costs are expected to be nominal, if any.

Income/(loss) Applicable to Common Stockholders: Our loss applicable to common stockholders amounts to ($42,325). During the prior year, our loss applicable to common stockholders amounted to ($2,933,711) and represented our net loss of ($2,858,711) plus preferred stock dividends and accretions of ($75,000).

Income/(Loss) Per Common Share: Our loss per common share decreased from ($0.08) in 2008 to ($0.00) in 2009.

Liquidity and Capital Resources:

Working Capital: Our negative liquidity conditions have improved $32,040 to a working capital deficiency of ($1,700,159) as of March 31, 2009 from a working capital deficiency of ($1,732,200) as of September 30, 2008.  The improvement is the result of actions taken to improve the company’s liquidity while at the same time increasing borrowings from our line of credit to support an increase in revenues.  We are taking actions to preserve our cash reserves in order to sustain our operations while working closely with our creditors and vendors to extend terms of payment, the latter having the effect of increasing our liabilities. We will still need additional capital in order to continue operations until we are able to achieve positive operating cash flow. Additional capital is being sought, but we cannot guarantee that we will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the North American stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock.  There can be no assurance that we will be successful in obtaining additional funding. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

Cash flows from Operating Activities: Net cash used in operating activities was ($194,805) for the six months ended March 31, 2009 as compared to net cash used in operating activities of ($894,084) for the six months ended March 31, 2008. The principle reason for this decrease was our net loss decreased $2,816,386 to ($42,325) for the six months ended March 31, 2009 as compared to ($2,858,711) for the six months ended March 31, 2008 offset largely by decreases in accounts payable and accrued expenses of $1,154,296 and discontinued operations of $581,747.

Cash flows from Investing Activities:  Capital expenditures were $182,105 during the six months ended March 31, 2008. We did not have any during six months ended March 31, 2009. We currently have no material commitments for equipment or other capital expenditures.

Cash flows from Financing Activities: During the six months ended March 31, 2009, we generated cash from drawings on a Line of Credit for $159,417 (net of repayments).

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

ITEM 4T. CONTROLS AND PROCEDURES

As of March 31, 2009, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Kesselring Holding Corporation
(Registrant)

Date: May 15, 2009	By:	/s/ Charles B. Rockwood
Charles B. Rockwood
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2009	By:	/s/ Gary King
Gary King
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)