Form 10-Q
period 2009-06-30
Kesselring Holding Corporation.
filed 2009-08-19
CIK 1374881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

(941) 953-5774
(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to the filing requirements for the past 90 days.   Yes  ☒  No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every
Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the
preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒  No 

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

The number of shares of the registrant’s Common Stock, $0.0001 par value per share, outstanding as of August 19, 2009 is 36,046,321.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2009	2008
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$30,062	$92,211
Accounts receivable, net allowances	1,151,264	850,055
Inventories	583,624	575,781
Other current assets	40,517	75,916
Assets of discontinued business	-	389,270
Total current assets	1,805,467	1,983,233

Property and equipment, net	2,271,747	2,377,976
Intangible assets, net	-	10,499
Other assets	53,780	56,273
Total assets	$4,130,994	$4,427,981

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable and accrued expenses	$2,188,512	$1,996,571
Current maturities of notes payable	500,894	205,236
Current maturities of notes payable-related parties	945,000	945,000
Liabilities of discontinued business	-	568,626
Total current liabilities	3,634,406	3,715,433
Notes payable	1,510,088	1,572,075
Total liabilities	5,144,494	5,287,508

Stockholders' deficit:
Preferred stock, $0.0001 par value, 20,000,000 shares
authorized; 1,000,000 shares designated Series A with
1,000,000 shares issued and outstanding at September 30, 2008,
none at June 30, 2009	-	1,500,000
Common stock, $0.0001 par value, 200,000,000 shares
authorized; 36,046,321 and 38,308,669 shares issued
and outstanding, respectively	3,605	3,831
Additional paid-in capital	4,033,012	4,479,985
Accumulated deficit	(5,050,117)	(6,843,343)
Total stockholders' deficit	(1,013,500)	(859,527)
Total liabilities and stockholders' deficit	$4,130,994	$4,427,981

See notes to condensed consolidated financial statements.

 KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	June 30,	June 30,
	2009	2008
	(Unaudited)	(Unaudited)
Revenues	$2,059,273	$1,578,295

Cost of revenues	1,574,777	1,118,485
Gross profit	484,496	459,810
Operating expenses:
Salaries and benefits	320,414	543,031
Professional fees	59,497	34,943
Insurance	21,683	26,058
Rent and occupancy costs	8,680	5,419
Depreciation and amortization	33,404	37,879
Transportation	13,973	18,333
Repairs and maintenance	13,369	16,631
Advertising	1,765	3,015
Restructuring and exit costs	-	(12,500)
Other operating expenses	68,269	112,787
	541,055	785,596
Loss from operations	(56,559)	(325,786)
Other income (expense):
Interest expense	(73,222)	(63,288)
Interest income	-	1,062
Other income (expense) net	2,447	1,171
Gain on retirement of fixed assets	-	-
	(70,775)	(61,055)
Loss from continuing operations	(127,334)	(386,841)
Discontinued operations (note 8):
Loss from discontinued operations	-	(79,474)
Gain on disposal of discontinued operations	-	-
Net gain/(loss) from discontinued operations	-	(79,474)
Income/(loss) before income taxes	(127,334)	(466,315)
Net Income/(loss)	$(127,334)	$(466,315)

Income (loss) applicable to common stockholders:
Net Income/( loss)	$(127,334)	$(466,315)
Undeclared preferred stock dividends	-	(37,500)
Income (loss) applicable to common stockholders	$(127,334)	$(503,815)

Income (loss) per common share:
Continuing operations:
Basic	$0.00	$(0.01)
Diluted	$0.00	$(0.01)

Weighted average common shares, basic	36,046,321	37,010,510
Weighted average common shares, diluted	36,046,321	37,010,510
Discontinued operations:
Basic	$0.00	$(0.00)
Diluted	$0.00	$(0.00)

Weighted average common shares, basic	36,046,321	37,010,510
Weighted average common shares, diluted	36,046,321	37,010,510

See notes to condensed consolidated financial statements.

 KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Nine Months Ended
	June 30,	June 30,
	2009	2008
	(Unaudited)	(Unaudited)
Revenues	$6,116,155	$5,295,564

Cost of revenues	4,407,162	3,749,534
Gross profit	1,708,993	1,546,030
Operating expenses:
Salaries and benefits	1,166,245	1,785,979
Professional fees	189,748	594,509
Insurance	68,739	70,701
Rent and occupancy costs	25,839	101,112
Depreciation and amortization	98,925	91,765
Transportation	43,084	75,705
Repairs and maintenance	48,912	44,996
Advertising	4,110	44,734
Restructuring and exit costs	-	776,600
Other operating expenses	220,320	441,624
	1,865,922	4,027,725
Loss from operations	(156,929)	(2,481,695)
Other income (expense):
Interest expense	(224,907)	(146,383)
Interest income	-	1,062
Other income (expense), net	14,604	13,577
Gain on retirement of fixed assets	9,980	-
	(200,323)	(131,744)
Loss from continuing operations	(357,252)	(2,613,439)
Discontinued operations (note 8):
Loss from discontinued operations	(161,554)	(711,588)
Gain from disposal of discontinued operations	349,146	-
Net gain/(loss) from discontinued operations	187,592	(711,588)
Loss before income taxes	(169,660)	(3,325,027)
Net loss	$(169,660)	$(3,325,027)

Income (loss) applicable to common stockholders:
Net loss	$(169,660)	$(3,325,027)
Undeclared preferred stock dividends	-	(75,000)
Income (loss) applicable to common stockholders	$(169,660)	$(3,400,027)

Income (loss) per common share:
Continuing operations:
Basic	$(0.00)	$(0.09)
Diluted	$(0.00)	$(0.09)

Weighted average common shares, basic	37,147,001	36,011,018
Weighted average common shares, diluted	37,147,001	36,011,018

Discontinued operations:
Basic	$0.01	$(0.02)
Diluted	$0.01	$(0.02)

Weighted average common shares, basic	37,147,001	36,011,018
Weighted average common shares, diluted	37,147,001	36,011,018
See notes to condensed consolidated financial statements.

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	June 30,	June 30,
	2009	2008
Cash flows from operating activities:	(Unaudited)	(Unaudited)
Net loss	$(169,660)	$(3,325,027)
Adjustments to reconcile net loss to net cash from
operating activities:
Depreciation and amortization of long-lived assets	146,220	114,105
Share-based payments, employees	6,469	395,499
Amortization of deferred financing costs	2,493	10,510
Gain on disposal of assets	(187,592)	22,574
Loss (gain) on retirement of fixed assets	(21,256)	-
Changes in operating assets and liabilities:
Accounts receivable	(301,209)	15,969
Inventories	(7,843)	140,515
Other current assets	35,399	21,260
Accounts payable and accrued expenses	191,940	1,275,426
Discontinued operations, net	-	353,584
Net cash flows from operating activities	(305,038)	(975,585)

Cash flows from investing activities:
Purchases of property and equipment	-	(174,857)
Net cash flows from investing activities	-	(174,857)

Cash flows from financing activities:
Proceeds from buyback of stock warrants	9,217	-
Proceeds from notes payable	233,672	370,173
Proceeds from notes payable related parties	-	735,000
Net cash flows from financing activities	242,889	1,105,173

Net change in cash	(62,150)	(45,269)
Cash at beginning of period	92,211	95,511
Cash at end of period	$30,062	$50,242

Supplemental Cash Flow Information:

Cash paid for:
Interest	$158,897	$146,383
Income taxes	$-	$-

Liabilities extinguished with the issuance of common stock	$-	$136,068
Paid in capital arising from the issuance of common stock and
assets in settlement of related party liabilities	$-	$(57,152)

See notes to condensed consolidated financial statements.

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of presentation, nature of our business:

Basis of presentation:

Our unaudited condensed consolidated financial statements as of June 30, 2009 and for the three and nine months ended June 30, 2009 and 2008 have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with interim reporting standards of Regulation S-X of the Securities and Exchange Commission ( “SEC” ). Accordingly, they do not include all the information required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of our financial position as of June 30, 2009, our results of operations for the three and nine months ended June 30, 2009 and 2008 and cash flows for the nine months ended June 30, 2009 and 2008 have been included in their preparation. These unaudited condensed consolidated financial statements should be read in conjunction with our annual financial statements for our fiscal year ended September 30, 2008 and Management’s Discussion and Analysis and Plan of Operation, and related notes thereto, included in the Company’s Form 10-KSB filed on December 29, 2008 with the SEC. Operating results for the three and nine months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending September 30, 2009.

Consolidation:

Our consolidated financial statements include the accounts of our wholly-owned subsidiaries (King Brothers Woodworking, Inc. and King Door and Hardware, Inc., formerly known as our Manufactured Products segment) and our discontinued subsidiary, Kesselring Restoration, Inc., formerly known as our Construction Services segment.  We now operate as one reportable segment.   The consolidated statements of operations presented herein reflect the results of Kesselring Restoration, Inc. from October 1, 2007 through June 30, 2009 under the caption “Discontinued operations”.  King Brothers Woodworking, Inc. and King Door and Hardware, Inc.’s results are included in Kesselring Holding Corporation’s consolidated operations for all periods presented.

Liquidity:

The preparation of financial statements in accordance with Accounting Principles Generally Accepted in the United States of America contemplates that the Company will continue as a going concern, for a reasonable period. As reflected in our condensed consolidated financial statements, we have incurred losses of ($169,660) and ($3,325,027) during the nine months ended June 30, 2009 and 2008, respectively. We have used cash of ($305,038) and ($975,585) in our operating activities during the nine months ended June 30, 2009 and 2008, respectively. We also have a current working capital deficiency of ($1,828,939) that is insufficient in our management’s view to sustain our current levels of operations for a reasonable period without additional financing. These trends and conditions continue to raise substantial doubt surrounding our ability to continue as a going concern for a reasonable period.

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

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenues have increased $820,591, or 15.5%, from $5,295,564 during the nine months of the year ended September 30, 2008 to $6,116,155 during the nine months of our year ending September 30, 2009.

As a result of the above, our negative liquidity conditions have improved $191,178 from a working capital deficiency of ($2,020,118) at June 30, 2008 to ($1,828,939) at June 30, 2009.  Our management will continue these efforts while seeking other permanent sources of equity. However, there can be no assurance that additional capital arrangements, at terms suitable to our management, will present themselves.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination.  SFAS 141R is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. The effective date therefore is October 1, 2009. Earlier adoption is prohibited.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133 (“SFAS 161”).  SFAS 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. We are currently evaluating the impact of SFAS 161, if any, will have on our financial position, results of operations or cash flows. Adoption of this standard is not expected to have a material effect in our financial statements.
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
In June 2008, the Emerging Issues Task Force issued EITF Consensus No. 07-05 Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock, which supersedes the definition in EITF 06-01 for periods beginning after December 15, 2008.  The objective of this Issue is to provide guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity's own stock and it applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative in of Statement 133, for purposes of determining whether that instrument or embedded feature qualifies for the first part of the scope exception in paragraph 11(a) of Statement 133 (the “Paragraph 11(a) Exemption). This Issue also applies to any freestanding financial instrument that is potentially settled in an entity's own stock, regardless of whether the instrument has all the characteristics of a derivative in Statement 133, for purposes of determining whether the instrument is within the scope of Issue 00-19. We currently have warrants that embody terms and conditions that require the reset of their strike prices upon our sale of shares, but they are currently classified in liabilities, thus it is not expected that this standard will have a material impact on our financial position, results of operations or cash flows, Accordingly, this standard will be adopted in our quarterly period ended June 30, 2009.

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2008, the Emerging Issues Task Force issue EITF Consensus No. 08-04 Transition Guidance for Conforming Changes to Issue 98-5 Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, which is effective for years ending after December 15, 2008. Early adoption is not permitted. The overall objective of the Issue is to conform the requirements of EITF 00-27 and Financial Accounting Standard No. 150 with EITF 98-5 to provide for consistency in application of the standard. We computed and recorded a beneficial conversion feature in connection with certain of our prior financing arrangements and do not believe that this standard has any material effect on that accounting.

On April 1, 2009, the FASB issued FSP 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies” (FSP 141R-1). FSP 141R-1 amends and clarifies SFAS No. 141R to address application issues associated with initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP 141R-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will apply the provisions of FSP 141R-1 to future acquisitions.

On April 9, 2009, the FASB issued FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. This FSP re-emphasizes that regardless of market conditions the fair value measurement is an exit price concept as defined in SFAS No. 157. This FSP clarifies and includes additional factors to consider in determining whether there has been a significant decrease in market activity for an asset or liability and provides additional clarification on estimating fair value when the market activity for an asset or liability has declined significantly. FSP SFAS 157-4 is applied prospectively to all fair value measurements where appropriate and will be effective for interim and annual periods ending after June 15, 2009. The adoption of FSP 157-4 is not expected to have a material impact on the Company’s consolidated financial statements or results of operations.

On April 29, 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require publicly-traded companies, as defined in APB Opinion No. 28, “Interim Financial Reporting,” to provide disclosures on the fair value of financial instruments in interim financial statements. FSP SFAS 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009. The adoption of FSP SFAS 107-1 is not expected to have a material impact on the Company’s consolidated financial statements or results of operations.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on our present or future financial statements.

2.	Inventories:

Inventories consisted of the following at June 30, 2009 and September 30, 2008:

	June 30	September 30
Raw materials	$276,466	$266,449
Work-in-process	302,291	238,986
Finished goods	4,867	70,346
	$583,624	$575,781

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Accounts payable and accrued expenses:

Accounts payable and accrued expenses consisted of the following at June 30, 2009 and September 30, 2008:

	June 30	September 30
Accounts payable	$1,289,140	$1,078,863
Accrued expenses	517,482	535,818
Accounts payable and accrued expenses	1,806,622	1,614,681
Restructuring reserve	381,890	381,890
	$2,188,512	$1,996,5710

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

The following table illustrates the activity in our restructuring reserve:

Activity	Balance at September 30, 2008	Restructuring Charges	Restructuring Payments	Balance at June 30, 2009
Contract termination costs	$312,500	$--	$--	$312,500
Termination benefits	58,749	--	--	58,748
Other associated costs	10,641	--	--	10,641
	$381,890	$--	$--	$381,890

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

4.     Notes payable:

Notes payable consisted of the following at June 30, 2008 and September 30, 2008:

	June 30	September 30
Variable rate mortgage note payable, due January 2017 (a)	$1,215,402	$1,229,763
8.0% Note payable, due July 2017 (b)	294,778	300,089
4.9% Note payable, due August 2010	--	13,246
7.0% Related party note due on demand (c)	695,000	695,000
12.0% Related Party note due on demand (c)	250,000	250,000
Prime Plus 4.5%, $750,000 bank credit facility (d)	450,890	180,141
Loans on equipment	49,912	54,072
	2,955,982	2,722,311
Current maturities of notes payable	(500,894)	(205,236)
Current maturities of notes payable-related parties	(945,000)	(945,000)
Long-term debt	$1,510,088	$1,572,075

(a)
In March, 2007, we borrowed $1,255,500 under a ten-year, adjustable rate mortgage note. The coupon rate is based on the five-year Treasury Rate for Zero-Coupon Government Securities, plus 280 basis points (5.34% and 5.78% at June 30, 2009 and September 30, 2008, respectively). The mortgage note is secured by commercial real estate owned in Washington State.

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(b)
In August, 2007, we incurred mortgage debt of $308,000 as the partial purchase price for real estate in the State of Washington (with a cost of $389,257). This note has a ten-year term and an adjustable coupon rate based on the five-year Treasury Rate for Zero-Coupon Government Securities, plus 310 basis points (5.64% and 6.08% at June 30, 2009 and September 30, 2008, respectively). This debt is secured by the real estate acquired.

(c)	See Note 5 for additional information about these related party notes.
(d)
On May 14, 2008, we entered into an agreement with a financial institution to provide up to $1,000,000 in secured credit, subject to certain limitations. On May 22, 2009, we entered into an agreement with this same financial institution to provide up to $750,000 in secured credit, subject to certain limitations. Under this facility, we are permitted to draw on an advance line of up to 80% of certain eligible accounts receivable. The interest rate is Prime plus 4.5%. The line is secured by the accounts receivable, inventory, and the unencumbered fixed assets of that segment. As part of the transaction entered into on May 14, 2008, the lender was granted 150,000 shares of common stock having a fair market value of $15,000.

Maturities of our notes payable for each year ending September 30, are as follows:

2009	1,409,241
2010	51,435
2011	53,844
2012	33,782
2013	36,318
2014	38,985
Thereafter	1,332,377
$2,955,982

5.	Related party transactions:

Consulting fees, related parties:

Our consulting fees, related parties, for the nine months ended June 30, 2009 and 2008 amounted to $0 and $35,325, respectively, and are comprised of the following:

·	We paid $4,000 and $12,111, respectively, in professional fees to an accounting firm partially owned by our former Interim Chief Financial Officer and Director.

We paid $5,000 and $23,214, respectively, in consultancy fees to Spyglass Ventures. The managing partner of Spyglass Ventures is also actively involved in other unrelated business ventures. The Chairman of our Board of Directors and our Chief Executive Officer are directly involved in some of those other unrelated business ventures.  Our Chairman and our Chief
Executive Officer does not participate in the determination of the fees that we pay to Spyglass Ventures.

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Related party loans:

In October, November and December, 2007 and January, June and July, 2008, certain members of our Board of Directors, or organizations with which they are affiliated, funded an aggregate $945,000 to us pursuant to notes payable. These notes bear interest at 7.0% and mature as follows: April 18, 2010 - $250,000; April 23, 2010 - $50,000; May 8, 2010 - $25,000; November 6, 2009 - $25,000 and December 18, 2009 – $250,000; December 27, 2009 - $30,000; December 30, 2009 - $45,000; and, January 3, 2010 - $20,000.  In addition an additional $250,000 was added in three tranches bearing interest of 12% and mature on April 18, 2010.

Other Related party transactions:

On October 13, 2008 we issued our two outside Directors each 100,000 shares of common stock with a total fair market value at that time of $8,000.

6.	Stockholders’ deficit:

Common stock issuances:

On October 13, 2008 we issued our two outside Directors each 100,000 shares of common stock with a total fair market value at that time of $8,000.

Stock options:

We record compensation expense related to stock options as they vest using the grant-date, fair value method prescribed in Statements on Financial Accounting Standards No. 123R Accounting for Share-Based Payments. We did not issue any stock options during the nine months ended June 30, 2009.

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table illustrates the status of our stock option awards as of June 30, 2009:

	Options Outstanding	Weighted Average Prices
October 1, 2008	2,790,200	$0.13
Granted	--	--
Exercised	--	--
Expired or forfeited	--	--
June 30, 2009	2,790,200	$0.13

Exercisable at June 30, 2009	2,790,200

The above options have an aggregate weighted average remaining term of 3.82 years.

Amortization of our stock-option based compensation arrangements during the nine months ended June 30, 2009 was $31,128, and is included in the salaries and benefits.

Warrants:

We have warrants outstanding to purchase 10,297,671 shares of our common stock. Our outstanding warrants range in exercise prices from $0.01 to $0.54 and have a weighted average remaining life of 3.07 years on June 30, 2009.

The following table illustrates the status of our stock warrants as of June 30, 2009:

	Warrants Outstanding	Weighted Average Prices
September 30, 2008	10,297,671	$0.52
Granted	--	--
Exercised	--	--
Expired	--	--
June 30, 2009	10,297,671	$0.38

Exercisable at June 30, 2009	10,297,671

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

There are no assets or liabilities remaining at March 31, 2009. The caption discontinued operations on our statements of operations reflects the following for the nine months ended June 30, 2009 and 2008, respectively:

	2009	2008
Loss from operations of discontinued business	$(161,554))	$(711,588)
Gain on disposal of discontinued business	349,146	0
Net Gain/(loss) from discontinued business	187,592	$(711,588)

KESSELRING HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Subsequent events:

Default under Bank Lending Facility

The Company maintains a Line of Credit financing arrangement with a financial institution whereby the Company can receive advances against certain eligible Accounts Receivable up to an aggregate amount of $750,000. Pursuant to this arrangement, the division to which the Line of Credit was issued to, King Brothers Woodworking, must achieve certain covenants, including, but not limited to, a profitability covenant requiring that the division achieve at least $10,000 per month in Net Income for that division. In the month of June 2009, the division failed to meet the profitability covenant. As a result of this default, the division is prohibited from making any advances to the Company while in default. Additionally, while in default, the interest rate charged by the financial institution increases by 5.0% above the interest rate immediately in effect prior to the event of default.

Default under Operating Lease for Company Headquarters

The Company is in arrears for the sum of $4,619 ($2,309 each for July and August 2009) on the rent payments owed to the landlord for its corporate headquarters. Under the terms of the lease, the lessor can demand payment or possession of the premises if not paid. The Company is working with the landlord on a satisfactory resolution of the matter.

Resignation of Interim Chief Financial Officer

On July 20, 2009, Gary King, a Director, resigned as Interim Chief Financial Officer. The Company has not yet named a replacement.

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

On December 12, 2008, in response to the dramatically deteriorating business environment in the West Central Florida area for the services offered by Kesselring Restoration Corporation (“KRC”), a wholly owned subsidiary of the Company, which was focused on construction and restoration services, the Company decided to terminate those employees and focus its efforts on subcontracting-out certain projects.

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

On April 3, 2009, Kenneth Craig resigned as an executive officer and director of the Company.  Charles B. Rockwood, the Company’s Chief Operating and Financial Officer, was appointed as a director to fill the vacancy resulting from Mr. Craig’s resignation and was also appointed as the Chief Executive Officer.  Further, Mr. Rockwood also resigned as Chief Operating and Financial Officer.  Mr. Gary King, a director of the Company, was appointed as Interim Chief Financial Officer.  On July 20, 2009, Gary King, a Director, resigned as Interim Chief Financial Officer. The Company has not yet named a replacement.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination.  SFAS 141R is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. The effective date therefore is October 1, 2009. Earlier adoption is prohibited.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133 (“SFAS 161”).  SFAS 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. We are currently evaluating the impact of SFAS 161, if any, will have on our financial position, results of operations or cash flows. Adoption of this standard is not expected to have a material effect in our financial statements.

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
In June 2008, the Emerging Issues Task Force issued EITF Consensus No. 07-05 Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock, which supersedes the definition in EITF 06-01 for periods beginning after December 15, 2008.  The objective of this Issue is to provide guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity's own stock and it applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative in of Statement 133, for purposes of determining whether that instrument or embedded feature qualifies for the first part of the scope exception in paragraph 11(a) of Statement 133 (the “Paragraph 11(a) Exemption). This Issue also applies to any freestanding financial instrument that is potentially settled in an entity's own stock, regardless of whether the instrument has all the characteristics of a derivative in Statement 133, for purposes of determining whether the instrument is within the scope of Issue 00-19. We currently have warrants that embody terms and conditions that require the reset of their strike prices upon our sale of shares, but they are currently classified in liabilities, thus it is not expected that this standard will have a material impact on our financial position, results of operations or cash flows, Accordingly, this standard will be adopted in our quarterly period ended June 30, 2009.

In June 2008, the Emerging Issues Task Force issue EITF Consensus No. 08-04 Transition Guidance for Conforming Changes to Issue 98-5 Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, which is effective for years ending after December 15, 2008. Early adoption is not permitted. The overall objective of the Issue is to conform the requirements of EITF 00-27 and Financial Accounting Standard No. 150 with EITF 98-5 to provide for consistency in application of the standard. We computed and recorded a beneficial conversion feature in connection with certain of our prior financing arrangements and do not believe that this standard has any material effect on that accounting.

On April 1, 2009, the FASB issued FSP 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies” (FSP 141R-1). FSP 141R-1 amends and clarifies SFAS No. 141R to address application issues associated with initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP 141R-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will apply the provisions of FSP 141R-1 to future acquisitions.

On April 9, 2009, the FASB issued FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. This FSP re-emphasizes that regardless of market conditions the fair value measurement is an exit price concept as defined in SFAS No. 157. This FSP clarifies and includes additional factors to consider in determining whether there has been a significant decrease in market activity for an asset or liability and provides additional clarification on estimating fair value when the market activity for an asset or liability has declined significantly. FSP SFAS 157-4 is applied prospectively to all fair value measurements where appropriate and will be effective for interim and annual periods ending after June 15, 2009. The adoption of FSP 157-4 is not expected to have a material impact on the Company’s consolidated financial statements or results of operations.

On April 29, 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require publicly-traded companies, as defined in APB Opinion No. 28, “Interim Financial Reporting,” to provide disclosures on the fair value of financial instruments in interim financial statements. FSP SFAS 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009. The adoption of FSP SFAS 107-1 is not expected to have a material impact on the Company’s consolidated financial statements or results of operations.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on our present or future financial statements.

Results of Operations for the Three Months ended June 30, 2009 and 2008:

Revenues: Our revenues increased $480,978, or 30.5%, to $2,059,273 in 2009 compared to $1,578,295 for the prior year. This increase between periods is the result of new business development activities to secure new projects.

Cost of Revenues and Gross Profit: Our cost of revenues increased $456,292, or 40.8%, to $1,574,777 in 2009 compared to $1,118,485 for the prior year. This increase is primarily due to the completion of several larger, higher cost projects completed during the period. Gross profit increased $24,686, or 5.4%, to $484,496 in 2009 compared to $459,810, for the prior year.

Salaries and Benefits Expenses: Our salaries and benefits expense decreased $226,617, or 41.0%, to $320,414 in 2009 compared to $543,031 for the prior year.   This decrease between periods is primarily the result of the personnel reductions implemented subsequent to the first quarter of the prior period.  Our salaries and benefits expense in 2009 includes $0 of compensation expense arising from share-based payment arrangements, compared to $24,208 in 2008. We have entered into employment contracts that include share-based awards. As we grow our business, we may use share-based payment arrangements to compensate and motivate our employees. Accordingly, share-based payments and the associated expense may increase in future periods.

 Professional Fees: Our professional fees increased $24,554, or 70.3%, to $59,497 in 2009 compared to $34,943 for the prior year. This is a temporary increase due to timing.

Rent and Occupancy: We rent the facilities used for our corporate headquarters. We own the facilities used for our operating businesses. Our rent and occupancy expense increased $3,261, or 60.2%, to $8,680 in 2009 compared to $5,419 for the prior year.
This increase is primarily due to the absence of sub-lease income in the current period.

Depreciation and Amortization: Depreciation and amortization, net of amounts included in cost of revenues, decreased $4,475, or 11.8%, to $33,404 in 2009 compared to $37,879 for the prior year. This decrease is due to the retirement of certain office and production equipment subsequent to the prior period.

Repairs and Maintenance: Repairs and Maintenance expense decreased $3,262, or 16.0%, to $13,369 in 2009 compared to $16,631 for the prior year. This is a temporary decrease due to timing.

Transportation: Transportation expense decreased $4,360, or 23.8%, to $13,973 in 2009 compared to $18,333 for the prior year.

Insurance: Insurance expense decreased $4,375, or 16.8%, to $21,683 in 2009 compared to $26,058 for the prior year.  This is a temporary increase due to timing.

Advertising: Advertising expense decreased $1,250, or 41.5%, to $1,765 in 2009 compared to $3,015 for the prior year.  This decrease is the result of a change in business development strategy which reduced advertising expenses in the current period.

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

We incurred restructuring expenses of $776,600 during the nine months ended June 30, 2008.  Of this amount, $452,040 represents the termination and exit of a material lease, $299,560 represents termination benefits disclosed to former employees, and $25,000 was for legal fees that we have incurred. We recorded the contract termination at its fair value, using estimated future cash flows. Actual cash flows from this activity could be different. In addition, because restructuring and exit activities are recorded as they are incurred, we may record additional charges in future periods as the expense associated with the activity are incurred. The following table illustrates our charges and reserves during the nine months ended June 30, 2008:

Activity	Balance at October 1, 2007	Restructuring Charges	Restructuring Payments	Balance at June 30, 2008
Contract termination costs	$--	$452,040	$--	$452,040
Termination benefits	--	299,560	195,188	104,372
Other associated costs	--	25,000	4,386	20,614
	$--	$776,600	$199,574	$577,026

Other Operating Expenses: Other operating expenses decreased $44,518, or 39.5%, to $68,269 in 2009 compared to $112,787 for the prior year. This decrease between periods is primarily the result of a reduction in the corporate infrastructure.

Interest Income: Interest income was immaterial in both periods.

Interest Expense: Interest expense increased $9,879, or 15.6%, to $73,167 in 2009 compared to $63,288 for the prior year due to increased average borrowings.

Other Income(Expense) net: Other Income/(expense) was immaterial in both periods.

Discontinued operations: As more fully discussed in note 8, we disposed of a business during the quarterly period ended March 31, 2009 that constituted an identifiable component and the arrangement provided for no material ongoing involvement. Accordingly, the component is accounted for as a discontinued operation. We had no operations of that business during the quarterly period ended June 30, 2009. We incurred a net loss of ($79,747) during the quarterly period ended June 30, 2008.

Income/(loss) Applicable to Common Stockholders: Our loss applicable to common stockholders amounts to ($127,334). During the prior year, our loss applicable to common stockholders amounted to ($503,815) and represented our net loss of ($466,315) plus preferred stock dividends and accretions of ($37,500).

Income/(loss) Per Common Share: Our loss per common share decreased from ($0.01) in 2008 to ($0.00) in 2009.

Results of Operations for the Nine Months ended June 30, 2009 and 2008:

Revenues: Our revenues increased $820,591, or 15.5%, to $6,116,155 in 2009 compared to $5,295,564 for the prior year. This increase between periods is the result of new business development activities to secure new projects.

Cost of Revenues and Gross Profit: Our cost of revenues increased $657,628, or 17.5%, to $4,407,162 in 2009 compared to $3,749,534 for the prior year. This is due to the increase in revenues. Gross profit increased $162,963, or 10.5%, to $1,708,993 in 2009 compared to $1,546,030 for the prior year.

Salaries and Benefits Expenses: Our salaries and benefits expense decreased $619,734, or 34.7%, to $1,166,245 in 2009 compared to $1,785,979 for the prior year.   This decrease between periods is primarily the result of the personnel reductions implemented subsequent to the first quarter of 2008. Our salaries and benefits expense in 2009 includes $31,328 of compensation expense arising from share-based payment arrangements, compared to $395,499 in 2008. We have entered into employment contracts that include share-based awards. As we grow our business, we may use share-based payment arrangements to compensate and motivate our employees. Accordingly, share-based payments and the associated expense may increase in future periods.

Professional Fees: Professional fees decreased $404,761, or 68.1%, to $189,748 in 2009 compared to $594,509 for the prior year. This decrease reflects the reduction in the use of outside professionals.

Rent and Occupancy: We rent the facilities used for our corporate headquarters. We own the facilities used for our operating businesses. Our rent and occupancy expense decreased $75,273, or 74.4%, to $25,839 in 2009 compared to $101,112 for the prior year. As more fully discussed in note 3, in the prior year period, we exited our former corporate headquarters space and moved into a smaller space that better meets our current needs.

Depreciation and Amortization: Depreciation and amortization, net of amounts included in cost of revenues, increased $7,160, or 7.8%, to $98,925 in 2009 compared to $91,765 for the prior year. This increase is due to the addition of equipment used in our manufacturing operations.

Repairs and Maintenance: Repairs and Maintenance expense increased $3,916, or 8.7%, to $48,912 in 2009 compared to $44,996 for the prior year. The increase is due to work performed on the machinery used in our manufacturing operations.

Transportation: Transportation expense decreased $32,621, or 43.1%, to $43,084 in 2009 compared to $75,705 for the prior year.  This decrease between periods is primarily the result of having fewer out of town projects in the current prior period.

Insurance: Insurance expense decreased $1,962, or 2.8%, to $68,739 in 2009 compared to $70,701 for the prior year.

Advertising: Advertising expense decreased $40,624, or 90.8%, to $4,110 in 2009 compared to $44,734 for the prior year.  This decrease between periods is primarily the result of a change in business development strategy which eliminated advertising initiatives conducted at the corporate level in the current period.

Restructuring and Exit Activities:  Our restructuring and exit activities arose during the second quarter of 2008 and are discussed in the analysis of quarterly results, above.

Other Operating Expenses: Other operating expenses decreased $221,304, or 50.0%, to $220,320 in 2009 compared to $441,624 for the prior year. This decrease between periods is primarily the result of a reduction in the corporate infrastructure.

Interest Income: Interest income was immaterial in both periods.

Interest Expense: Interest expense increased $78,256, or 53.5%, to $224,639 in 2009 compared to $146,383 for the prior year due to increased average borrowings.

Other Income/(Expense), net: Other Income/(expense), net increased $1,027, or 7.6%, to $14,604 in 2009 compared to $13,577 for the prior year.

Discontinued operations: As more fully discussed in note 8, we disposed of a business during the quarterly period ended March 31, 2009 that constituted an identifiable component and the arrangement provided for no material ongoing involvement. Accordingly, the component is accounted for as a discontinued operation. The net income from our discontinued business segment improved $899,180, from a net loss of ($711,588) during the nine months ended June 30, 2008 to a net gain of $187,592 during the nine months ended June 30, 2009. This net income from discontinued operations includes a gain of $349,146 from the disposal of the business. Ongoing costs are expected to be nominal, if any.

Income/(loss) Applicable to Common Stockholders: Our loss applicable to common stockholders amounts to ($169,660). During the prior year, our loss applicable to common stockholders amounted to ($3,400,027) and represented our net loss of ($3,325,027) plus preferred stock dividends and accretions of ($75,000).

Income/(Loss) Per Common Share: Our loss per common share decreased from ($0.09) in 2008 to ($0.00) in 2009.

Liquidity and Capital Resources:

Working Capital: Our negative liquidity conditions have worsened ($96,740) to a working capital deficiency of ($1,828,940) as of June 30, 2009 from a working capital deficiency of ($1,732,200) as of September 30, 2008.  We are taking actions to preserve our cash reserves in order to sustain our operations while working closely with our creditors and vendors to extend terms of payment, the latter having the effect of increasing our liabilities. We will still need additional capital in order to continue operations until we are able to achieve positive operating cash flow. Additional capital is being sought, but we cannot guarantee that we will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the North American stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock.  There can be no assurance that we will be successful in obtaining additional funding. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.  In addition, we are also evaluating other strategic alternatives including potentially disposing of assets as well as potentially acquiring other assets or companies although we have not entered a definitive agreement with respect to any potential strategic alternative at this time. These trends & conditions continue to raise substantial doubt surrounding our ability to continue as a going concern for a reasonable period.

Cash flows from Operating Activities: Net cash used in operating activities was ($305,038) for the nine months ended June 30, 2009 as compared to net cash used in operating activities of ($975,585) for the nine months ended June 30, 2008. The principle reason for this decrease was our net loss decreased $3,155,367 to ($169,660) for the nine months ended June 30, 2009 as compared to ($3,325,027) for the nine months ended June 30, 2008 offset largely by decreases in accounts payable and accrued expenses of $1,083,486 and discontinued operations of $541,176.

Cash flows from Investing Activities:  Capital expenditures were $0 and $174,857 during the nine months ended June 30, 2009 and 2008, respectively. We currently have no material commitments for equipment or other capital expenditures.

Cash flows from Financing Activities: During the nine months ended June 30, 2009, we generated cash from drawings on a Line of Credit for $233,672 (net of repayments).

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

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2009, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1(A), RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company maintains a Line of Credit financing arrangement with a financial institution whereby the Company can receive advances against certain eligible Accounts Receivable up to an aggregate amount of $750,000. Pursuant to this arrangement, the division to which the Line of Credit was issued to, King Brothers Woodworking, must achieve certain covenants, including, but not limited to, a profitability convenant requiring that the division achieve at least $10,000 per month in Net Income for that division. In the month of June 2009, the division failed to meet the profitability covenant. As a result of this default, the division is prohibited from making any advances to the Company while in default. Additionally, while in default, the interest rate charged by the financial institution increases by 5.0% above the interest rate immediately in effect prior to the event of default.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

The Company is in arrears for the sum of $4,619. ($2,309. each for July and August 2009) on the rent payments owed to the landlord for its corporate headquarters. Under the terms of the lease, the lessor can demand payment or possession of the premises if not paid. The Company is working with the landlord on a satisfactory resolution of the matter.

On July 20, 2009, Gary King, a Director, resigned as Interim Chief Financial Officer. The Company has not yet named a replacement.

Item 6.	Exhibits

Number	Description

31.1	Certification by Chief Executive Officer and Principal Financial and Accounting Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

                                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kesselring Holding Corporation
(Registrant)

Date: August 19, 2009	By:	/s/ Charles B. Rockwood
Charles B. Rockwood
Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)