Form 10-Q
period 2013-12-31
Kesselring Holding Corporation.
filed 2014-12-17
CIK 1374881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-52375

Kingfish Holding Corporation
(Exact Name of Registrant as Specified in its Charter)

Delaware	20-4838580
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

2641 49th Street, Sarasota, Florida	34234
(Address of Principal Executive Offices)	(Zip Code)

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

Large Accelerated Filer:	☐	Accelerated Filer:	☐
Non-Accelerated Filer:	☐	Smaller Reporting Company :	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

As of November 28, 2014, the number of issued and outstanding shares of common stock of the registrant was 119,180,335.

KINGFISH HOLDING CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KINGFISH HOLDING CORPORATION
BALANCE SHEETS
DECEMBER 31 AND SEPTEMBER 30, 2013

	12/31/13	09/30/13
	(Unaudited)

ASSETS

Current assets:
Cash	$2,641	$-
Escrow held by attorney	411	1,109
Prepaid expense	12,005	3,333
Total Assets	$15,057	$4,442

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$1,584,907	$1,582,913
Accrued expenses	390,034	390,034
Total Current Liabilities	1,974,941	1,972,947

Long Term Liabilities:
Notes payable	271,894	271,894
Convertible notes payable to related party	16,383	-
Rescission liability	20,000	20,000
Total Long Term Liabilities	308,277	291,894
Total Liabilities	2,283,218	2,264,841

Stockholders' Deficit:
Common stock, par $0.0001, 200,000,000 shares authorized, 50,046,320 shares issued and outstanding at December 31, and September 30, 2013, respectively	5,005	5,005
Paid in capital	4,086,612	4,086,612
Retained deficit	(6,389,778)	(6,382,016)
Common stock payable	50,000	50,000
Rescission liability	(20,000)	(20,000)
	(2,268,161)	(2,260,399)
Total Liabilities and Stockholders' Deficit	$15,057	$4,442

The accompanying notes are an integral part of these statements.

KINGFISH HOLDING CORPORATION
STATEMENTS OF OPERATIONS - UNAUDITED
FOR THE THREE MONTHS ENDED DECEMBER 31, 2013 AND 2012

	12/31/2013	12/31/2012

Expenses:
Professional fees	$2,692	$850
Insurance	5,000	-
Taxes and licenses	70	-
General and Administrative Expenses	7,762	850

Net Loss Before Income Taxes	(7,762)	(850)

Provision for income taxes	-	-

Net Loss	$(7,762)	$(850)

Basic and diluted net loss per share	$0.00	$0.00

Basic and diluted weighted average common shares outstanding	116,712,987	38,046,321

The accompanying notes are an integral part of these statements.

KINGFISH HOLDING CORPORATION
STATEMENTS OF CASH FLOWS - UNAUDITED
FOR THE THREE MONTHS ENDED DECEMBER 31, 2013 AND 2012

	12/31/2013	12/31/2012
Cash Flows From Operating Activities:
Net loss	$(7,762)	$(850)
Adjustments to reconcile net loss to net cash used by operations:
Changes in operating assets and liabilities:
Escrow held by attorney	698	850
Prepaid expenses	(8,672)	-
Accounts payable and accrued expenses	1,994	-
Net Cash flows used by operating activities	(13,742)	-

Cash Flows From Financing Activities:

Proceeds from note payable to related party	16,383	-
Net Cash flows from financing activities	16,383	-

Net Increase in Cash	2,641	-

Cash at the beginning of year	-	-

Cash at the end of the year	$2,641	$-

The accompanying notes are an integral part of these statements.

KINGFISH HOLDING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2013

(unaudited)

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

Since discontinued operations in 2009, the Company is reorganizing and structuring a capital campaign to pursue renewable energy initiatives. The Company's activities are subject to significant risks and uncertainties, including failing to secure additional funding to reorganize and finding a suitable candidate to participate in its renewable energy initiatives.

In June 2014, the FASB issued Accounting Standards Update No. 2014-10, “Development Stage Entities (Topic 915) Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. This ASU does the following among other things: a) eliminates the requirement to present inception-to-date information on the statements of income, cash flows, and shareholders’ equity, b) eliminates the need to label the financial statements as those of a development stage entity, c) eliminates the need to disclose a description of the development stage activities in which the entity is engaged, and d) amends FASB ASC 275, Risks and Uncertainties, to clarify that information on risks and uncertainties for entities that have not commenced planned principal operations is required. The amendments in ASU No. 2014-10 related to the elimination of Topic 915 disclosures and the additional disclosure for Topic 275 are effective for public companies for annual and interim reporting periods beginning after December 15, 2014. Early adoption is permitted. The Company has evaluated this ASU and adopted beginning with the annual period ending September 30, 2012 and the interim periods within that period.

2. Summary of Significant Accounting Policies:

Basis of presentation:

The accompanying financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect all adjustments, consisting solely of normal recurring adjustments, needed to fairly present the financial results for these periods. The financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance U.S. GAAP have been omitted. The accompanying financial statements should be read in conjunction with the financial statements for the fiscal years ended September 30, 2013 and 2012 and notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013. Operating results for the three months ended December 31, 2013 and 2012 are not necessarily indicative of the results that may be expected for the entire year. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three month periods ended December 31, 2013 and 2012, (b) the financial position at December 31, 2013, and (c) cash flows for the three month periods ended December 31, 2013 and 2012, have been made.

The preparation of financial statements in accordance with Accounting Principles Generally Accepted in the United States of America contemplates that the Company will continue as a going concern, for a reasonable period. As reflected in the Company’s financial statements, the Company has a retained deficit of $6,389,778 on December 31, 2013. The Company used cash of ($13,742) and $-0- in operating activities during the three months ended December 31, 2013 and 2012, respectively. The Company has a working capital deficiency of ($1,959,884) at December 31, 2013 that is insufficient in management‘s view to sustain current levels of operations for a reasonable period without additional financing. These trends and conditions continue to raise substantial doubt surrounding the Company’s ability to continue as a going concern for a reasonable period. Ultimately, the Company’s ability to continue as a going concern is dependent upon management’s ability to continue to curtail current operating expense and obtain additional financing to augment working capital requirements and support acquisition plans. There can be no assurance that management will be successful in achieving these objectives or obtain financing under terms and conditions that are suitable. The accompanying financial statements do not include any adjustments associated with these uncertainties.

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

Cash:

Cash is maintained at a financial institution and, at times, balance may exceed federally insured limits. We have never experienced any losses related to the balance. Currently, the FDIC provides insurance coverage up to $250,000 per depositor at each financial institution and our cash balance did not exceed such coverage on December 31, 2013

For purpose our statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash.

Escrow Held by Attorney:

The Company also had deposited a retainer with its legal counsel, which funds were used to pay legal fees, various negotiated legal settlements, and the cost and fees owed to the State of Delaware and the Company’s transfer agent. Therefore, the Company only had an insignificant balance with our legal counsel at September 30, 2013 and December 31, 2013.

Prepaid expense:

Prepaid expense consisted of payments to professional for services to be rendered at a later date and payments for directors and officers insurance.

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

Net income (loss) per share:

Basic income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of outstanding common shares during the period of computation. Diluted loss per share gives effect to potentially dilutive common shares outstanding. Potentially dilutive securities include stock options. The Company gives effect to these dilutive securities using the Treasury Stock Method. Potentially dilutive securities also include other convertible financial instruments. The Company gives effect to these dilutive securities using the If-Converted-Method. For the three months ended December 31, 2013 and 2012, -0- and 2,790,200 options and -0- common stock warrants, respectfully, are not considered in our diluted net loss per share calculations because the effect of including them would be anti-dilutive. For the three months ended December 31, 2013, 66,666,667 shares of common stock have been included in our diluted net income per share calculations. These shares were issued after December 31, 2013, but the Company was committed to issue the shares at September 30, 2013. At December 31, 2013, $16,383 of related party convertible notes can convert into potentially 12,105,665 shares of common stock. These shares have been excluded from the net loss per diluted share calculations, because the effect of including them would be anti-dilutive.

3. Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses are comprised of the followings:

	December 31, 2013	September 30, 2013
Accounts payable	$1,584,907	$1,582,913
Accrued expenses	390,034	390,034
Accrued rent	-	-
Accrued severance	-	-
	$1,974,941	$1,972,947

As a result of the lack of documentation of payments or settlement agreements for reason described in Note 1, the Company was not able to definitively determine that these liabilities, with the exception of accrued rent and accrued severance, were settled with our vendors. Therefore, these liabilities will remain on the Company’s books until the statute of limitation expires which the Company estimates to be approximately 2015.

The Company also recorded approximately $744,000 of past due rent from a lease of office space. The lease was entered into between old management and the lessor in August 2007. The Company defaulted on the lease payments and the lessor pursued legal action against the Company. In July 2008, the parties entered into a settlement agreement and mutual release which specified specific payment terms for the Company. In August 2013, the parties entered into another settlement agreement whereby the Company paid the lessor $29,648 as full and final settlement of the claim. As a result, the Company recorded approximately $714,000 of gain from settlement of accrued expenses as a result of the settlement during the year ended September 30, 2013.

Accrued severance represented severance pay owed to a former employee. In accordance with the employment agreement, the Company owed this individual $82,000 of severance pay at the time of termination. During the year ended September 30, 2013, the Company entered into a settlement agreement with this individual for $13,500. The Company recorded $68,500 of gain from settlement of accrued expenses as a result of this settlement during the year ended September 30, 2013.

4. Notes Payable:

Notes payable consisted of the following at December 31 and September 30, 2013:

	12/31/2013	09/30/2013
4.9% Note payable due August 2010	$13,246	$13,246
Auto Loan	11,189	11,189
Prime Plus 4.5%, 1,000,000 bank credit facility (a)	180,141	180,141
Loan on equipment	67,318	67,318
	$271,894	$271,894

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

The above notes were entered into with various financial institutions when the Company was were an operating company. However, due to the lack of documentation of payments or settlement agreements for reason described in Note 1, the Company was not able to definitively determine that these notes were settled even though it appeared that the financial institutions repossessed the underlying collaterals. Therefore, these notes will remain on our books until the statute of limitation expires which we estimate to be between 2015 and 2017.

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

On August 31, 2013, the director elected to convert the above note into the Company’s common stock. The conversion price was determined to be $0.00075, resulting in the conversion into 66,666,667 shares of common stock to the director. These shares were issued to the director subsequent to December 31, 2013 therefore the Company recorded a common stock payable for $50,000 at December 31, and September 30, 2013.

On October 21, 2013, the Company entered into a convertible note with a director for $10,000. The note bears interest rate at 3.5% per annum and all unpaid principle and interest were due on demand by the director but no earlier than June 1, 2015 or 30 calendar days after the recommencement of public company status as defined in the note agreement. The outstanding principle balance of the note is convertible into the Company’s shares of common stock at the conversion price which is the average of the mean of the bid and ask prices for the ninety consecutive full trading days in which the shares were traded ending at the close of trading on the fifth business day preceding the conversion date. As a result of the variable feature associated with the conversion option, pursuant to ASC Topic 815, the Company bifurcated the conversion option, to determine the fair value of the conversion option. At the issuance date, the Company concluded that the derivative liability and the debt discount were not material to the financial statements.

On November 13, 2013, the Company entered into a convertible note with a director for $10,000. The note bears interest rate at 3.5% per annum and all unpaid principle and interest were due on demand by the director but no earlier than June 1, 2015 or 30 calendar days after the recommencement of public company status as defined in the note agreement. The outstanding principle balance of the note is convertible into the Company’s shares of common stock at the conversion price which is the average of the mean of the bid and ask prices for the ninety consecutive full trading days in which the shares were traded ending at the close of trading on the fifth business day preceding the conversion date. As a result of the variable feature associated with the conversion option, pursuant to ASC Topic 815, the Company bifurcated the conversion option, to determine the fair value of the conversion option. At the issuance date, the Company concluded that the derivative liability and the debt discount were not material to the financial statements.

6. Stockholders’ Deficit:

Stock options - On the Company’s annual report Form 10-KSB for the fiscal year ended September 30, 2008, the Company had 2,790,200 options outstanding with a weighted average exercise price of $0.13 and an aggregate weighted average remaining term of 4.48 years. Of these options, 2,450,200 shares were exercisable. These options had no intrinsic value on the date of issuance and on December 31 and September 30, 2013. There have been no options granted or exercised since September 30, 2008 and all outstanding options expired prior to September 30, 2013.

Warrants – On the Company’s annual report Form 10-KSB for the fiscal year ended September 30, 2008, the Company had warrants outstanding to purchase 10,297,671 shares of our common stock. The outstanding warrants range in exercise prices from $0.49 to $0.54 and had a weighted average remaining life of 2.57 years. There have been no warrants granted or exercised since September 30, 2008 and all outstanding warrants expired prior to September 30, 2013.

All compensation expense related to the above options and warrants have been previously recognized.

7. Rescission Liability:

On November 20, 2009, the Company issued 2,000,000 shares of its common stock to pay for services valued at $20,000. The issuance of these shares was declared invalid by the court since they were issued by prior management who did not have the authority to do so since they were validly removed on November 16, 2009. These shares remained outstanding at December 31, 2013 and will be returned to the Company’s transfer agent upon locating the holder of these shares.

8. Recent Accounting Pronouncement

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

9. Subsequent Events:

After December 31, 2013, the Company entered into various convertible notes with a director totaling $70,000. The notes bear interest rates at 3.5% per annum and all unpaid principle and interest were due on demand by the director but no earlier than June 1, 2015 or 30 calendar days after the recommencement of public company status as defined in the note agreement. The outstanding principle balance of the note is convertible into the Company’s shares of common stock at the conversion price which is the average of the mean of the bid and ask prices for the ninety consecutive full trading days in which the shares were traded ending at the close of trading on the fifth business day preceding the conversion date. As a result of the variable feature associated with the conversion option, pursuant to ASC Topic 815, the Company bifurcated the conversion option, to determine the fair value of the conversion option. At the issuance date, the Company concluded that the derivative liability and the debt discount were not material to the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report. Historical results and trends which might appear should not be taken as indicative of future operations. Our results of operations and financial condition, as reflected in the accompanying statements and related notes, are subject to management’s evaluation and interpretations of business conditions, changing market conditions and other factors.

A NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (including the exhibits hereto) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as statements relating to our financial condition, results of operations, plans, objectives, future performance or expectations, and business operations. These statements relate to expectations concerning matters that are not historical fact. Accordingly, statements that are based on management’s projections, estimates, assumptions, and judgments constitute forward-looking statements. These forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “plan,” “estimate,” “approximately,” “intend,” “objective,” “goal,” “project,” and other similar words and expressions, or future or conditional verbs such as “will,” “should,” “would,” “could,” and “may.” These forward-looking statements are based largely on information currently available to our management and on our current expectations, assumptions, plans, estimates, judgments and projections about our business and our industry, and such statements involve inherent risks and uncertainties. Although we believe our expectations are based on reasonable estimates and assumptions, they are not guarantees of performance and there are a number of known and unknown risks, uncertainties, contingencies, and other factors (many of which are outside our control) which may cause actual results, performance, or achievements to differ materially from those expressed or implied by such forward-looking statements. Accordingly, there is no assurance that our expectations will in fact occur or that our estimates or assumptions will be correct, and we caution investors and all others not to place undue reliance on such forward-looking statements.

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

All written or oral forward-looking statements that are made or attributable to us are expressly qualified in their entirety by this cautionary notice. The forward-looking statements included herein are only made as of the date of this Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2013 (this “Form 10-Q”). We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

Operations. Historically, we were engaged in the business of homebuilding and restoration operations in central Florida and in the manufacture of building products from operations located in the State of Washington. During the fiscal year ended September 30, 2010, the Company defaulted on its loan agreements with AMI Holdings, Inc. ("AMI") and on May 24, 2010 AMI foreclosed on and took possession of all of the Company’s then-existing operating entities. Following the foreclosure, the Company has not engaged in any business activities and has conducted only minimal operations.

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

We expect to pursue our search for a business opportunity primarily through our officers and directors, although other sources, such as professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and others, may present unsolicited proposals. Our activities are subject to several significant risks that arise primarily as a result of the fact that we have no specific target company or business and may acquire or participate in a business opportunity based on the decision of management which will, in all probability, act without the consent, vote, or approval of our shareholders. A description of the manner in which we will pursue the search for and participation in a business venture is described in “Item 1: Business” of our Form 10-K for the fiscal year ended September 30, 2013.

Financial Condition.We have not recorded revenues from operations during the fiscal quarter covered by our financial statements included in this Form 10-Q and are not currently engaged in any business activities that provide cash flows. We do not expect to generate any revenues during the current fiscal year. Our principal business objective for the current fiscal year and beyond such time will be to achieve long-term growth potential through a combination with a business. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. During the remainder of this fiscal year and the next fiscal year we anticipate incurring costs related to: (i) investigating and analyzing potential business combination transactions; (ii) the preparation and filing of Exchange Act reports, and (iii) consummating an acquisition, if any. We believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary, to be loaned by or invested in us by our shareholders, management or other investors.

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

We have negative working capital, negative shareholders’ equity and have not earned any revenues from operations since the fiscal year ended September 30, 2013. James K. Toomy ("Toomey"), the Company’s principal stockholder and a director, has loaned the Company monies in the past to cover our operations and Preparatory Actions. However, we have no formal commitment that he will continue to provide the Company with working capital sufficient until we consummate a merger or other business combination with a target company or business operation. We are currently devoting our efforts to locating such targets. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations. Our historical operating results disclosed in this Form 10-Q are not meaningful to our future results.

Going Concern Issues

In its report dated December 17, 2014 our auditors, Warren Averett, LLC expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. We have generated no operating revenues for the fiscal year ended September 30, 2013 or during the three-month period ending December 31, 2013 and we had an accumulated deficit of $2,268,161 as of December 31, 2013. Furthermore, at December 31, 2013, we had a retained deficit of $6,389,778 and a working capital deficit of $ 1,959,884. As a result of our working capital deficit and anticipated operating costs for the next 12 months, we do not have sufficient funds available to sustain our operations for a reasonable period without additional financing. Our continuation as a going concern is dependent upon future events, including our ability to raise additional capital and to generate positive cash flows.

Results of Operations

Comparison of Three Months Ended December 31, 2013 and 2012

Revenues. Because we currently do not have any business operations, we have not had any revenues during our fiscal quarters ended December 31, 2013 and December 31, 2012.

General and Administrative Expenses. We had operating expenses of $7,762 and $850 for the quarters ended December 31, 2013 and December 31, 2012, respectively. These expenses consisted of general and administrative expenses which were primarily comprised of professional fees associated with various corporate and accounting matters. The increase in such expenses for the year ended December 31, 2013 as compared to the same period last year was due to the preliminary Preparatory Actions undertaken in the quarterly period ended December 31, 2013 to reactivate the Company’s suspended reporting obligations under Section 15(d) of the Exchange Act. We anticipate that our general and administrative expenses will increase temporarily as we complete our Preparatory Actions and then will be reduced and remain relatively low until such time as we effect a merger or other business combination with an operating business, if at all.

Net Income (Loss).We incurred net losses for the quarters ended December 31, 2013 and 2012 of $7,762 and $850, respectively. The increase in net loss was directly attributable to an increase in general and administrative expenses.

Liquidity and Capital Resources

At December 31, 2013, we had a working capital deficit of $1,959,884 compared to a working capital deficit of $1,968,505 at September 30, 2013. Current liabilities increased to $1,974,941 at December 31, 2013 from $1,972,947 at September 30, 2013 due to an increase in accounts payable. Total assets increased from $4,442 at September 30, 2013 to $15,057 at September 30, 2013 due to an increase in prepaid expenses.

We had no material commitments for capital expenditures as of December 31, 2013. However, if we are able to execute our business plan as anticipated in the future, we would likely incur substantial capital expenditures and require additional financing to fund such expenditures.

During quarter ended December 31, 2013, we received the following financings:

•	on October 21, 2013, Toomey advanced $10,000 to the Company; and
•	on November 13, 2013, Toomey advanced $10,000 to the Company.

These funds were used by the Company to pay for the Company’s ongoing business operations and to pay the costs associated with certain of its the Preparatory Actions. As described in greater detail below, on October 24, 2014, the Company acknowledged and formalized these loans, among others, by entering into a Convertible Promissory Note Purchase Agreement, effective as of October 24, 2014 (the “October 2014 Note Agreement”), by and between the Company and Toomey to evidence the following loans made by Toomey to the Company.

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

Subsequent Events

Between January 1, 2014 and September 17, 2014 Toomey has advanced an additional $70,000 to the Company to pay for the Company’s ongoing business operations, to settle certain of its outstanding debt obligations, and to pay the costs associated with the Preparatory Actions as follows:

•	on January 13, 2014, Toomey advanced $10,000 to the Company;
•	on April 24, 2014, Toomey advanced $20,000 to the Company;
•	on May 22, 2014, Toomey advanced $20,000 to the Company; and
•	on September 17, 2014, Toomey advanced $20,000 to the Company.

On October 24, 2014, the Company formalized these loans, as well as those advances made since October 21, 2013 as described above under the subcaption “Liquidity and Capital Resources,” by entering into the October 2014 Note Agreement, by and between the Company and Toomey. Each of these advances, including those made during the quarter ended December 31, 2013, are evidenced by a convertible promissory note in favor of Toomey for the principal amount thereof, bearing fixed interest rates of 3.5% per annum, payable from the date of the actual loan. Each of these promissory notes is convertible into the common stock of the Company by Toomey when, and if, sufficient shares of authorized common stock exists under the Company’s certificate of incorporation. However, we do not currently have a sufficient number of authorized shares to convert the promissory notes issued pursuant to the October 2014 Note Agreement and as of the date hereof the underlying promissory notes have not yet been converted into shares of our common stock. Although we agreed in the October 14, 2014 Note Agreement to promptly submit an amendment to the Company’s certificate of incorporation to increase the number of authorized shares, Toomey has agreed to waive that requirement until June 30, 2016.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “Smaller Reporting Company”, the Company is not required to provide the information required by this Item

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our sole officer and employee of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended). Based on that evaluation, our sole officer and employee concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2013 as a result of the material weakness in internal control over financial reporting because of inadequate segregation of duties over authorization, review and recording of transactions, as well as the financial reporting of such transactions. Although financial resources are limited, management continues to evaluate opportunities to mitigate the above material weaknesses. Despite the existence of these material weaknesses, we believe the financial information presented herein is materially correct and in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the date of the above referenced evaluation. Furthermore, there was no change in our internal control over financial reporting or in other factors during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued an updated version of its Internal Control – Integrated Framework, referred to as the 2013 COSO Framework and has indicated that after December 15, 2014, the 1992 Framework will be considered superseded. We expect that management’s assessment of the overall effectiveness of our internal controls over financial reporting for the year ending September 30, 2015 will be based on the 2013 COSO Framework and that the change will not be significant to our overall control structure over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended December 31, 2013, Toomey advanced the Company an aggregate of $10,000 on October 21, 2013 and another $10,000 on November 13, 2013 in exchange for two convertible promissory notes in favor of Toomey for the principal amount thereof, bearing fixed interest rates of 3.5% per annum, payable from the date of the actual loan. Each of these promissory notes is convertible into the common stock of the Company by Toomey when, and if, sufficient shares of authorized common stock exists under the Company’s certificate of incorporation. However, we do not currently have a sufficient number of authorized shares to convert the promissory notes issued pursuant to the October 2014 Note Agreement and as of the date hereof the underlying promissory notes have not yet been converted into shares of our common stock. Although we agreed in the October 14, 2014 Note Agreement to promptly submit an amendment to the Company’s certificate of incorporation to increase the number of authorized shares, Toomey has agreed to waive that requirement until June 30, 2016.

These funds from the amounts advanced by Toomey during the quarter ended December 31, 2013, were used by the Company to pay for the Company’s ongoing business operations and to pay the costs associated with certain of its the Preparatory Actions.

ITEM 3. DEFAULTS ON SECURITIES

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibits
4.1

Convertible Promissory Note No. 4 in favor of James K. Toomey in principal amount of $10,000 for October 21, 2013 loan, incorporated herein by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K, filed with the Commission on December 17, 2014.

4.2

Convertible Promissory Note No. 5 in favor of James K. Toomey in principal amount of $10,000 for November 13, 2013 loan, incorporated herein by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K, filed with the Commission on December 17, 2014.

10.1 --

Convertible Promissory Note Purchase Agreement, effective as of October 24, 2014, by and between Kesselring Holding Corporation and James K. Toomey, incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K, filed with the Commission on December 17, 2014.

31.1 --

Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(a)), with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013. *

32.1 --	Certificate of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(b)). *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

____________

* Exhibit Filed Herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINGFISH HOLDING CORPORATION

Date: December 17, 2014	By:	/s/ Ted Sparling
Ted Sparling
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits
4.1

Convertible Promissory Note No. 4 in favor of James K. Toomey in principal amount of $10,000 for October 21, 2013 loan, incorporated herein by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K, filed with the Commission on December 17, 2014.

4.2

Convertible Promissory Note No. 5 in favor of James K. Toomey in principal amount of $10,000 for November 13, 2013 loan, incorporated herein by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K, filed with the Commission on December 17, 2014.

10.1

Convertible Promissory Note Purchase Agreement, effective as of October 24, 2014, by and between Kesselring Holding Corporation and James K. Toomey, incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K, filed with the Commission on December 17, 2014.

31.1

Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(a)), with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013 *

32.1	Certificate of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(b)).

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

______________

* Exhibit Filed Herewith

