Form 10-Q
period 2014-03-31
Kesselring Holding Corporation.
filed 2014-12-17
CIK 1374881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

KINGFISH HOLDING CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KINGFISH HOLDING CORPORATION
BALANCE SHEETS
MARCH 31, 2014 AND SEPTEMBER 30, 2013

	03/31/14	09/30/13
	(unaudited)
ASSETS

Current assets:
Cash	$2,260	$-
Escrow held by attorney	56	1,109
Prepaid expense	12,337	3,333
Total Assets	$14,653	$4,442

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$1,600,905	$1,582,913
Accrued expenses	390,034	390,034
Total Current Liabilities	1,990,939	1,972,947

Long Term Liabilities:
Notes payable	271,894	271,894
Convertible notes payable to related party	26,383	-
Rescission liability	20,000	20,000
Total Long Term Liabilities	318,277	291,894
Total Liabilities	2,309,216	2,264,841

Stockholders' Deficit:
Common stock, par $0.0001, 200,000,000 shares authorized, 116,712,987 and 50,046,320 shares issued and outstanding at March 31, 2014 and September 30, 2013, respectively	11,672	5,005
Paid in capital	4,129,945	4,086,612
Retained deficit	(6,416,180)	(6,382,016)
Common stock payable	-	50,000
Rescission liability	(20,000)	(20,000)
	(2,294,563)	(2,260,399)
Total Liabilities and Stockholders' Deficit	$14,653	$4,442

The accompanying notes are an integral part of these statements.

KINGFISH HOLDING CORPORATION
STATEMENTS OF OPERATIONS - UNAUDITED
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2014 AND 2013

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Six Months Ended March 31, 2014	Six Months Ended March 31, 2013

Expenses:
Insurance	$5,000	$-	$10,000	$-
Finance charges	-	-	91	-
Postage	92	-	-	-
Professional fees	21,161	18,004	23,853	18,855
Taxes and licenses	150	174	220	174
General and Administrative Expenses	26,403	18,178	34,164	19,029

Net Loss Before Income Taxes	(26,403)	(18,178)	(34,164)	(19,029)

Provision for income taxes	-	-	-	-

Net Loss	$(26,403)	$(18,178)	$(34,164)	$(19,029)

Basic and diluted net loss per share	$0.00	$0.00	$0.00	$0.00

Basic and diluted weighted average common shares outstanding	116,712,987	38,046,321	116,712,987	38,046,321

The accompanying notes are an integral part of these statements

KINGFISH HOLDING CORPORATION
STATEMENTS OF CASH FLOWS - UNAUDITED
FOR THE SIX MONTHS ENDED MARCH 31, 2014 AND 2013

	3/31/2014	3/31/2013
Cash Flows From Operating Activities:
Net loss	$(34,164)	$(19,029)
Adjustments to reconcile net loss to net cash used by operations:
Changes in operating assets and liabilities:
Escrow held by attorney	1,053	(1,830)
Prepaid expenses	(9,004)	-
Accounts payable and accrued expenses	17,992	(9,141)
Net Cash flows used by operating activities	(24,123)	(30,000)

Cash Flows From Financing Activities:
Proceeds from note payable to related party	26,383	30,000
Net Cash flows from financing activities	26,383	30,000

Net Increase in Cash	2,260	-

Cash at the beginning of year	-	-

Cash at the end of the year	$2,260	$-

Non-cash Transaction Disclosures:

Common stock issued for common stock payable	$50,000	$-

The accompanying notes are an integral part of these statements

KINGFISH HOLDING CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2014

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

In June 2014, the FASB issued Accounting Standards Update No. 2014-10, “Development Stage Entities (Topic 915) Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. This ASU does the following among other things: a) eliminates the requirement to present inception-to-date information on the statements of income, cash flows, and shareholders’ equity, b) eliminates the need to label the financial statements as those of a development stage entity, c) eliminates the need to disclose a description of the development stage activities in which the entity is engaged, and d) amends FASB ASC 275, Risks and Uncertainties, to clarify that information on risks and uncertainties for entities that have not commenced planned principal operations is required. The amendments in ASU No. 2014-10 related to the elimination of Topic 915 disclosures and the additional disclosure for Topic 275 are effective for public companies for annual and interim reporting periods beginning after December 15, 2014. Early adoption is permitted. The Company has evaluated this ASU and adopted beginning with the annual period ending September 30, 2012 and interim periods within that period.

2. Summary of Significant Accounting Policies:

Basis of presentation:

The accompanying financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect all adjustments, consisting solely of normal recurring adjustments, needed to fairly present the financial results for these periods. The financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance U.S. GAAP have been omitted. The accompanying financial statements should be read in conjunction with the financial statements for the fiscal years ended September 30, 2013 and 2012 and notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013. Operating results for the three and six months ended March 31, 2014 and 2013 are not necessarily indicative of the results that may be expected for the entire year. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and six month periods ended March 31, 2014 and 2013, (b) the financial position at March 31, 2014, and (c) cash flows for the three and six month periods ended March 31, 2014 and 2013, have been made.

The preparation of financial statements in accordance with Accounting Principles Generally Accepted in the United States of America contemplates that the Company will continue as a going concern, for a reasonable period. As reflected in the Company’s financial statements, the Company has a retained deficit of $6,416,180 at March 31, 2014. The Company used cash of ($24,123) and ($30,000) in operating activities during the six months ended March 31, 2014 and 2013, respectively. The Company has a working capital deficiency of ($1,976,286) at March 31, 2014 that is insufficient in management‘s view to sustain current levels of operations for a reasonable period without additional financing. These trends and conditions continue to raise substantial doubt surrounding the Company’s ability to continue as a going concern for a reasonable period. Ultimately, the Company’s ability to continue as a going concern is dependent upon management’s ability to continue to curtail current operating expense and obtain additional financing to augment working capital requirements and support acquisition plans. There can be no assurance that management will be successful in achieving these objectives or obtain financing under terms and conditions that are suitable. The accompanying financial statements do not include any adjustments associated with these uncertainties.

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

Cash:

Cash is maintained at a financial institution and, at times, balance may exceed federally insured limits. We have never experienced any losses related to the balance. Currently, the FDIC provides insurance coverage up to $250,000 per depositor at each financial institution and our cash balance did not exceed such coverage on March 31, 2014.

For purpose our statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash.

Escrow Held by Attorney:

The Company also had deposited a retainer with its legal counsel, which funds were used to pay legal fees, various negotiated legal settlements, and the cost and fees owed to the State of Delaware and the Company’s transfer agent. Therefore, the Company only had an insignificant balance with our legal counsel at September 30, 2013 and March 31, 2014.

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

The Company gives effect to these dilutive securities using the Treasury Stock Method. Potentially dilutive securities include other convertible financial instruments. The Company gives effect to these dilutive securities using the If-Converted-Method. At March 31, 2014, convertible notes payable to related party of $26,383, can potentially convert into 9,069,786 shares of common stock.  These shares have been excluded from the diluted net loss per share calculations because the effect of including them would be anti-dilutive.

3. Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses are comprised of the following:

	March 31, 2014	September 30, 2013

Accounts payable	$1,600,905	$1,582,913
Accrued expenses	390,034	390,034
Accrued rent	-	-
Accrued severance	-	-
	$1,990,939	$1,972,947

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

4. Notes Payable:

Notes payable consisted of the following at March 31 and September 30, 2013:

	03/31/2014	09/30/2013
4.9% Note payable due August 2010	$13,246	$13,246
Auto Loan	11,189	11,189
Prime Plus 4.5%, 1,000,000 bank credit facility (a)	180,141	180,141
Loan on equipment	67,318	67,318
	$271,894	$271,894

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

On August 31, 2013, the director elected to convert the above note into the Company’s common stock. The conversion price was determined to be $0.00075, resulting in the conversion into 66,666,667 shares of common stock to the director. These shares were issued to the director in February 2014.

On October 21, 2013, the Company entered into a convertible note with a director for $10,000. The note bears interest rate at 3.5% per annum and all unpaid principle and interest were due on demand by the director but no earlier than June 1, 2015 or 30 calendar days after the recommencement of the public company status as defined in the note agreement. The outstanding principle balance of the note is convertible into the Company’s shares of common stock at the conversion price which is the average of the mean of the bid and ask prices for the ninety consecutive full trading days in which the shares were traded ending at the close of trading on the fifth business day preceding the conversion date. As a result of the variable feature associated with the conversion option, pursuant to ASC Topic 815, the Company bifurcated the conversion option, to determine the fair value of the conversion option. At the issuance date, the Company concluded that the derivative liability and the debt discount were not material to the financial statements.

On November 13, 2013, the Company entered into a convertible note with a director for $10,000. The note bears interest rate at 3.5% per annum and all unpaid principle and interest were due on demand by the director but no earlier than June 1, 2015 or 30 calendar days after the recommencement of the public company status as defined in the note agreement. The outstanding principle balance of the note is convertible into the Company’s shares of common stock at the conversion price which is the average of the mean of the bid and ask prices for the ninety consecutive full trading days in which the shares were traded ending at the close of trading on the fifth business day preceding the conversion date. As a result of the variable feature associated with the conversion option, pursuant to ASC Topic 815, the Company bifurcated the conversion option, to determine the fair value of the conversion option. At the issuance date, the Company concluded that the derivative liability and the debt discount were not material to the financial statements.

On January 13, 2014, the Company entered into a convertible note with a director for $10,000. The note bears interest rate at 3.5% per annum and all unpaid principle and interest were due on demand by the director but no earlier than June 1, 2015 or 30 calendar days after the recommencement of the public company status as defined in the note agreement. The outstanding principle balance of the note is convertible into the Company’s shares of common stock at the conversion price which is the average of the mean of the bid and ask prices for the ninety consecutive full trading days in which the shares were traded ending at the close of trading on the fifth business day preceding the conversion date. As a result of the variable feature associated with the conversion option, pursuant to ASC Topic 815, the Company bifurcated the conversion option, to determine the fair value of the conversion option. At the issuance date, the Company concluded that the derivative liability and the debt discount were not material to the financial statements.

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

7. Rescission Liability:

On November 20, 2009, the Company issued 2,000,000 shares of its common stock to pay for services valued at $20,000. The issuance of these shares was declared invalid by the court since they were issued by prior management who did not have the authority to do so since they were validly removed on November 16, 2009. These shares remained outstanding at March 31, 2014 and will be returned to the Company’s transfer agent upon locating the holder of these shares.

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

9. Subsequent Events:

After March 31, 2014, the Company entered into various convertible notes with a director totaling $60,000. The notes bear interest rates at 3.5% per annum and all unpaid principle and interest were due on demand by the director but no earlier than June 1, 2015 or 30 calendar days after the recommencement of public company status as defined in the note agreement. The outstanding principle balance of the note is convertible into the Company’s shares of common stock at the conversion price which is the average of the mean of the bid and ask prices for the ninety consecutive full trading days in which the shares were traded ending at the close of trading on the fifth business day preceding the conversion date. As a result of the variable feature associated with the conversion option, pursuant to ASC Topic 815, the Company bifurcated the conversion option, to determine the fair value of the conversion option. At the issuance date, the Company concluded that the derivative liability and the debt discount were not material to the financial statements.

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

All written or oral forward-looking statements that are made or attributable to us are expressly qualified in their entirety by this cautionary notice. The forward-looking statements included herein are only made as of the date of this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014 (this “Form 10-Q”). We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Financial Condition. We have not recorded revenues from operations during the fiscal quarter covered by our financial statements included in this Form 10-Q and are not currently engaged in any business activities that provide cash flows. We do not expect to generate any revenues during the current fiscal year. Our principal business objective for the current fiscal year and beyond such time will be to achieve long-term growth potential through a combination with a business. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. During the remainder of this fiscal year and the next fiscal year we anticipate incurring costs related to: (i) investigating and analyzing potential business combination transactions; (ii) the preparation and filing of Exchange Act reports, and (iii) consummating an acquisition, if any. We believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary, to be loaned by or invested in us by our shareholders, management or other investors.

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

We have negative working capital, negative shareholders’ equity and have not earned any revenues from operations since the fiscal year ended September 30, 2013. James K. Toomey ("Toomey"), the Company’s principal stockholder and a director, has loaned the Company monies in the past to cover our operations and Preparatory Actions. However, we have no formal commitment that he will continue to provide the Company with working capital sufficient until we consummate a merger or other business combination with a target company or business operation. We are currently devoting our efforts to locating such targets. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations. Our historical operating results disclosed in this Form 10-Q are not meaningful to our future results.

Going Concern Issues

In its report dated December 17, 2014, our auditors, Warren Averett, LLC expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. We have generated no operating revenues since the fiscal year ended September 30, 2013 or during the six-months ended March 31, 2014, and we had an accumulated deficit of $2,294,563 as of March 31, 2014. Furthermore, at March 31, 2014, we had a retained deficit of $6,416,180 and a working capital deficit of $1,976,286. As a result of our working capital deficit and anticipated operating costs for the next 12 months, we do not have sufficient funds available to sustain our operations for a reasonable period without additional financing. Our continuation as a going concern is dependent upon future events, including our ability to raise additional capital and to generate positive cash flows.

Results of Operations

Comparison of Three Months Ended March 31, 2014 and 2013

Revenues. Because we currently do not have any business operations, we have not had any revenues during the three months ended March 31, 2014 and March 31, 2013.

General and Administrative Expenses. We had operating expenses of $26,403 and $18,178 for the three months ended March 31, 2014 and March 31, 2013, respectively. These expenses consisted of general and administrative expenses which were primarily comprised of professional fees associated with various corporate and accounting matters. The increase in such expenses for the three months ended March 31, 2014 as compared to the same period ended March 31, 2013 last year was due to the preliminary Preparatory Actions undertaken in 2014 to reactivate the Company’s suspended reporting obligations under Section 15(d) of the Exchange Act. We anticipate that our general and administrative expenses will increase temporarily as we complete our Preparatory Actions and then will be reduced and remain relatively low until such time as we effect a merger or other business combination with an operating business, if at all.

Net Income (Loss). We incurred net losses for the three months ended March 31, 2014 and March 31, 2013 of $26,403 and $18,178, respectively. The increase in net loss was directly attributable to an increase in general and administrative expenses.

Comparison of Six Months Ended March 31, 2014 and 2013

Revenues. Because we currently do not have any business operations, we have not had any revenues during the six months ended March 31, 2014 and March 31, 2013.

General and Administrative Expenses. We had operating expenses of $34,164 and $19,029 for the six months ended March 31, 2014 and March 31, 2013, respectively. These expenses consisted of general and administrative expenses which were primarily comprised of professional fees associated with various corporate and accounting matters. The increase in such expenses for the six months ended March 31, 2014 as compared to the same period ended March 31, 2013 last year was due to the preliminary Preparatory Actions undertaken in 2014 to reactivate the Company’s suspended reporting obligations under Section 15(d) of the Exchange Act. We anticipate that our general and administrative expenses will increase temporarily as we complete our Preparatory Actions and then will be reduced and remain relatively low until such time as we effect a merger or other business combination with an operating business, if at all.

Net Income (Loss). We incurred net losses for the six months ended March 31, 2014 and March 31, 2013 of $34,164 and $19,029, respectively. The increase in net loss was directly attributable to an increase in general and administrative expenses.

Liquidity and Capital Resources

At March 31, 2014, we had a working capital deficit of $1,976,286 compared to a working capital deficit of $1,968,505 at September 30, 2013. Current liabilities increased to $1,990,939 at March 31, 2014 from $1,972,947 at September 30, 2013 due to an increase in accounts payable. Total assets increased from $4,442 at September 30, 3013 to $14,653 at March 31, 2014 due to an increase in prepaid expenses.

During six months ended March 31, 2014, we received the following financings:

•	on October 21, 2013, Toomey advanced $10,000 to the Company;
•	on November 13, 2013, Toomey advanced $10,000 to the Company; and
•	on January 13, 2014, Toomey advanced $10,000 to the Company.

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

Subsequent Events

Between April 1, 2014 and September 17, 2014 Toomey has advanced an additional $60,000 to the Company to pay for the Company’s ongoing business operations, to settle certain of its outstanding debt obligations, and to pay the costs associated with the Preparatory Actions as follows:

•	on April 24, 2014, Toomey advanced $20,000 to the Company;
•	on May 22, 2014, Toomey advanced $20,000 to the Company; and
•	on September 17, 2014, Toomey advanced $20,000 to the Company

On October 24, 2014, the Company formalized these loans, as well as those advances made since October 21, 2013 as described above under the subcaption “Liquidity and Capital Resources,” by entering into the October 2014 Note Agreement, by and between the Company and Toomey. Each of these advances, including those made during the six month period ended March 31, 2014, are evidenced by a convertible promissory note in favor of Toomey for the principal amount thereof, bearing fixed interest rates of 3.5% per annum, payable from the date of the actual loan. Each of these promissory notes is convertible into the common stock of the Company by Toomey when, and if, sufficient shares of authorized common stock exists under the Company’s certificate of incorporation. However, we do not currently have a sufficient number of authorized shares to convert the promissory notes issued pursuant to the October 2014 Note Agreement and as of the date hereof the underlying promissory notes have not yet been converted into shares of our common stock. Although we agreed in the October 14, 2014 Note Agreement to promptly submit an amendment to the Company’s certificate of incorporation to increase the number of authorized shares, Toomey has agreed to waive that requirement until June 30, 2016.

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

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our sole officer and employee of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended). Based on that evaluation, our sole officer and employee concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2014 as a result of the material weakness in internal control over financial reporting because of inadequate segregation of duties over authorization, review and recording of transactions, as well as the financial reporting of such transactions. Although financial resources are limited, management continues to evaluate opportunities to mitigate the above material weaknesses. Despite the existence of these material weaknesses, we believe the financial information presented herein is materially correct and in accordance with generally accepted accounting principles.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2014, Toomey advanced the Company an aggregate of $10,000 in exchange for a convertible promissory note in favor of Toomey for the principal amount thereof, bearing fixed interest rates of 3.5% per annum, payable from the date of the actual loan. This promissory note is convertible into the common stock of the Company by Toomey when, and if, sufficient shares of authorized common stock exists under the Company’s certificate of incorporation. However, we do not currently have a sufficient number of authorized shares to convert the promissory notes issued pursuant to the October 2014 Note Agreement and as of the date hereof the underlying promissory notes have not yet been converted into shares of our common stock. Although we agreed in the October 14, 2014 Note Agreement to promptly submit an amendment to the Company’s certificate of incorporation to increase the number of authorized shares, Toomey has agreed to waive that requirement until June 30, 2016.

These funds from the amounts advanced by Toomey during the quarter ended March 31, 2014, were used by the Company to pay for the Company’s ongoing business operations and to pay the costs associated with certain of its the Preparatory Actions.

ITEM 3. DEFAULTS ON SECURITIES

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibits
4.1

Convertible Promissory Note No. 6 in favor of James K. Toomey in principal amount of $10,000 for January 13, 2014 loan, incorporated herein by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K, filed with the Commission on December 17, 2014.

10.1

Convertible Promissory Note Purchase Agreement, effective as of October 24, 2014, by and between Kesselring Holding Corporation and James K. Toomey, incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K, filed with the Commission on December 17, 2014.

31.1

Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(a)), with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014. *

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
4.1

Convertible Promissory Note No. 6 in favor of James K. Toomey in principal amount of $10,000 for January 13, 2014 loan, incorporated herein by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K, filed with the Commission on December 17, 2014.

10.1

Convertible Promissory Note Purchase Agreement, effective as of October 24, 2014, by and between Kesselring Holding Corporation and James K. Toomey, incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K, filed with the Commission on December 17, 2014.

31.1

Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(a)), with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 *

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

___________

* Exhibit Filed Herewith

