Form 10-K
period 2014-09-30
Kingfish Holding Corp
filed 2014-12-29
CIK 1374881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________

FORM 10-K

________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014

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

(941) 870-2986

(Registrant’s Telephone Number, Including Area Code)

 ________________________________________

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange On Which Registered
None	None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of December 19, 2014, was approximately $774,672 as computed by reference to the closing price of the common stock as quoted by the OTC Markets Group, Inc. on the pink sheets in their OTC Pink - No Information tier on such date.

As of December 19, 2014, the number of issued and outstanding shares of common stock of the registrant was 119,180,335.

Documents Incorporated By Reference: None

Kingfish Holding Corporation

ANNUAL REPORT ON FORM 10-K

For The

Fiscal Year Ended September 30, 2014

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

All written or oral forward-looking statements that are made or attributable to us are expressly qualified in their entirety by this cautionary notice. The forward-looking statements included herein are only made as of the date of this Annual Report on Form 10-K for the fiscal year ended September 30, 2014 (this “Form 10-K”). We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

In 2007, the Company had borrowed $500,000 from AMI Holdings, Inc. ("AMI") in two separate loan transactions, which loans were secured by a continuing security interest in, a continuing lien upon, and an unqualified right to possession and disposition of, all of the Company's assets. AMI was a corporation controlled by James K. Toomey, a director of the Company (“Mr. Toomey”), and certain of his relatives, including his wife, children and siblings. On May 13, 2010, following the Company’s default on these loans, AMI foreclosed on certain of the Company's assets, including 100% of the common stock of Kesselring Florida, and 100% of the common stock of King Brothers Woodworking, Inc., a subsidiary of Kesselring Florida. The Company also was indebted to Gary E. King, a former President and Director of the Company, evidenced by a promissory note ("Gary E. King Notes), and to Kenneth Craig, the Company’s then-President, also evidenced by a promissory note (“Kenneth Craig Note"). On May 24, 2010, AMI sold 100% of the King Brothers Woodworking, Inc. common stock to King Bro Wood, L.L.C., a Washington limited liability company, owned by Gary E. King and Terisita Craig, the wife of Don Craig, a former Chief Operating Officer of the Company (who resigned from such office on April 27, 2010) (the “King Brothers Sale”). As consideration for not objecting to the King Brothers Sale, King Bro Wood, L.L.C. delivered the Gary E. King Notes and the Kenneth Craig Note to the Company marked paid in full, resulting in substantial reduction of the Company's indebtedness. In addition, King Bro Wood, L.L.C. issued a promissory note to the Company in the principal amount of $156,990, such promissory note being payable over 24 months at the interest rate of 6% per annum.

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

Recent Developments

In 2012, the sole remaining director and officer of the Company, Ted Sparling, and a then-former director of the Company, Mr. Toomey, met to discuss the Company’s business prospects in an effort to determine whether the Company had any viable alternatives and to assess the Company’s liabilities, if any, as well as the nature of any such remaining claims. In particular, there was an interest in seeking a means for creating stockholder value in the Company for those stockholders, who had, to that point, lost a significant amount of their investment in the Company. These discussions included the need for financing to pay for ongoing operations, to undertake an audit of the Company’s financial statements, to pay off certain outstanding indebtedness, and to reactivate the Company’s reporting obligations under Section 15(d) of the Exchange Act which had been suspended since 2011.

It was concluded that it might be feasible to acquire a target company or business seeking the perceived advantages of being a publicly held corporation and, based on these discussions, our management decided that it should explore opportunities to acquire other assets or business operations that will maximize shareholder value. However, it was determined that prior to undertaking a search for any such acquisition opportunities, the Company should take the steps necessary to (a) reconstitute a full board of directors, (b) update and complete its corporate records and corporate governance documents, including the payment of any franchise fees and taxes owed to the State of Delaware, (c) satisfy all its obligations owed to its transfer agent, (e) obtain an audit of its financial statements by independent registered public accountants, and (f) reactivate its suspended reporting obligations under Section 15(d) of the Exchange Act (collectively, “Preparatory Actions”).

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

On December 17, 2014, the Company re-activated is filing obligations under the Exchange Act by filing a Form 10-K for the fiscal year ended September 30, 2013 and Quarterly Reports on Form 10-Qs for the quarters ended December 31, 2013, March 31, 2014, and June 30, 2014.

Business Strategy

Currently, the Company intends to seek suitable candidates for a business combination with a private company, including a potential combination and financing transaction involving Florida Fuel Solutions, LLC, a Florida limited liability company controlled by certain of our directors (“FFS”). The Company, however, has only recently completed the Preparatory Actions and does not intend to enter into negotiations or pursue a business combination with any entity, including FFS, until it undertakes an evaluation of the business combination alternatives available and the potential target companies or business partners available to achieve the Company’s strategic objectives. As a result, the Company has not yet commenced any negotiations or entered into a letter of intent or other undertaking with any potential target company or business, including FFS.

The Company currently is considered to be a "blank check" company. The rules and regulations of the Commission defines blank check companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Exchange Act and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Pursuant to Rule 12b-2 promulgated under the Exchange Act, the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination transaction.

Consistent with our business strategy, the Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a business combination transaction rather than seeking immediate, short-term earnings. The Company will not restrict its potential candidate target companies or businesses to any specific business, industry or geographical location and, thus, may acquire any type of business.

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

It is anticipated that when the Company is analyzing the available alternatives, it will consider and evaluate a potential business combination with FFS, combined with a simultaneous funding transaction. FFS is a development stage company focused producing high quality bio diesel fuel in an efficient manner by using state-of-the-art, scalable, fully automated, continuous flow equipment from renewable sustainable feed stocks. Although FFS is negotiating for the right to purchase proprietary processing equipment to manufacture bio-fuels in central Florida from a third party corporation with substantially more resources than FFS, it does not yet have any contractual rights to purchase such equipments or processes. Furthermore, FFS is a development stage entity with limited funds and, as a result, does not have sufficient financial resources to purchase the equipment, to construct a processing plant, or to conduct any such operations. In order for a business combination with FFS to be feasible, not only would FFS need to successfully negotiate the terms and conditions of the purchase of the necessary processing equipment at a price satisfactory to it, FSS or the Company also would need to negotiate and obtain a simultaneous source of financing. If the Company were to pursue a business combination with FFS under such circumstances, it is likely that the necessary financing would be in the form of an investment in the Company which would be made at the same time as the Company acquired FFS. In any event, FFS does not currently have any agreement to purchase the processing equipment or to finance its proposed business, and there can be no assurance that it will be able to do so in the future. In view of the number of significant uncertainties surrounding a possible transaction with FFS, the Company has determined not to negotiate any potential transaction with FFS at this time and will instead merely consider it as a potential alternative when seeking and evaluating other potential business combination opportunities.

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

Employees

We presently have no employees apart from our management. Our officers and directors are engaged in outside business activities and are employed on a full-time basis by certain unaffiliated companies. Our officer and directors will be dividing their time among these entities and anticipates that they will devote very limited time to our business until the acquisition of a successful business opportunity has been identified. The specific amount of time that management will devote to the Company may vary from week to week or even day to day, and therefore the specific amount of time that management will devote to the Company on a weekly basis cannot be ascertained with any level of certainty. In all cases, management intends to spend as much time as is necessary to exercise its fiduciary duties as officer and director of the Company and believes that it will be able to devote the time required to consummate a business combination transaction as necessary. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

ITEM 1A. RISK FACTORS

As a “Smaller Reporting Company”, the Company is not required to provide the information required by this Item

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a “Smaller Reporting Company”, the Company is not required to provide the information required by this Item.

ITEM 2. PROPERTIES

The Company neither rents nor owns any properties. The Company utilizes the office space and equipment of its President and Chief Executive Officer at no charge. The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

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

The following table sets forth high and low closing quotations for the quarters indicated. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	High	Low
Year Ended September 30, 2014:
First Quarter (10/1/13 to 12/31/13)	$0.0020	$0.0006
Second Quarter (1/1/14 to 3/31/14)	$0.0050	$0.0030
Third Quarter (4/1/14 to 6/30/14)	$0.0090	$0.0040
Fourth Quarter (7/1/14 to 9/30/14)	$0.0050	$0.0040

Year Ended September 30, 2013:
First Quarter (10/1/12 to 12/31/12)	$0.0070	$0.0050
Second Quarter (1/1/13 to 3/31/13)	$0.0050	$0.0050
Third Quarter (4/1/13 to 6/30/13)	$0.0010	$0.0005
Fourth Quarter (7/1/13 to 9/30/13)	$0.0015	$0.0050

The numbers of holders of record of our common stock on December 19, 2014 was approximately 70. On December 19, 2014, the last reported sale price of the common stock as quoted by the OTC Markets Group, Inc. on the pink sheets in the OTC Pink - No Information tier was $0.0065 per share.

The trading volume in our common stock generally has been extremely limited. The limited nature of the trading market can create the potential for significant changes in the trading price for the common stock as a result of relatively minor changes in the supply and demand for common stock and perhaps without regard to our business activities. Because of the lack of specific transaction information and our belief that quotations during the period were particularly sensitive to actual or anticipated volume of supply and demand, we do not believe that such quotations during these periods are necessarily reliable indicators of a trading market for the common stock.

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

•

the issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Form 8-K reports; and

•

at least one year has elapsed from the time that the issuer filed current Form 10 type information with the Commission reflecting its status as an entity that is not a shell company (which can be furnished on any other applicable form) .

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

Recent Sales of Unregistered Securities

Set forth below are the sales of unregistered securities during the fiscal year ended September 30, 2014.

Between October 21, 2013 and September 17, 2014, Mr. Toomey has advanced $90,000 to the Company to pay for the Company’s ongoing business operations, to settle certain of its outstanding debt obligations, and to pay the costs associated with the Preparatory Actions. On October 24, 2014, the Company acknowledged and formalized these loans by entering into a Convertible Promissory Note Purchase Agreement, effective as of October 24, 2014 (the “October 2014 Note Agreement”), by and between the Company and Mr. Toomey to evidence the following loans made by Mr. Toomey to the Company:

•	on October 21, 2013, Mr. Toomey advanced $10,000 to the Company;

•	on November 13, 2013, Mr. Toomey advanced $10,000 to the Company;

•	on January 13, 2014, Mr. Toomey advanced $10,000 to the Company;

•	on April 24, 2014, Mr. Toomey advanced $20,000 to the Company;

•	on May 22, 2014, Mr. Toomey advanced $20,000 to the Company; and

•	on September 17, 2014, Mr. Toomey advanced $20,000 to the Company.

Each of these advances are evidenced by a convertible promissory note in favor of Mr. Toomey for the principal amount thereof, bearing fixed interest rates of 3.5% per annum, payable from the date of the actual loan (the “2014 Convertible Promissory Notes”). The outstanding principal and interest on each of these notes are payable upon demand by Mr. Toomey; provided, however, that no demand for payment shall be made prior to earlier of: (a) June 1, 2015, and (b) thirty (30) calendar days after the Company reactivates its reporting obligations under Section 15(d) of the Exchange Act. The Company reactivated its reporting obligations under the Exchange Act on December 17, 2014. Each of these promissory notes is convertible into the common stock of the Company by Mr. Toomey at a conversion price equal to the average of the mean of the bid and asked prices of the shares for the ninety consecutive full trading days in which the shares were traded ending at the close of business of the fifth day preceding the conversion date; but only when, and if, sufficient shares of authorized common stock exists under the Company’s certificate of incorporation. However, we do not currently have a sufficient number of authorized shares to convert the promissory notes issued pursuant to the October 2014 Note Agreement and as of the date hereof the underlying promissory notes have not yet been converted into shares of our common stock. Although we agreed in the October 2014 Note Agreement to promptly submit an amendment to the Company’s certificate of incorporation to our stockholders to increase the number of authorized shares, Mr. Toomey has agreed to waive that requirement until June 30, 2016.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the operating results and financial condition of the Company for the fiscal years ended September 30, 2014 and 2013. The discussion and analysis set forth below is intended to assist you in understanding the financial condition and results of our operations and should be read in conjunction with our audited financial statements and the accompanying notes included elsewhere in this Form 10-K. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of various factors, including those discussed elsewhere in this Form 10-K.

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

During the fiscal year ended September 30, 2012, our management concluded that it may be feasible to acquire a target company or business seeking the perceived advantages of being a publicly held corporation and, as a result, our management determined that it should explore opportunities to acquire other assets or business operations that will maximize shareholder value. Following that determination, as an initial step, the Company made arrangements to take the Preparatory Actions and, as a result, the operations of the Company through December 17, 2014 have been focused on preparing the Company for reactivation of its suspended reporting obligations under Section 15(d) of the Exchange Act.

Our plan is to seek a business venture in which to participate. The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgment. No assurance can be given that we will be able to identify a suitable target or, if identified, that we will be able to successfully negotiate and agree upon terms acceptable to the Company or to successfully complete and close the proposed acquisition or business combination. Because we have only recently completed the Preparatory Actions no specific assets or businesses have yet been identified. Further, there is no certainty that any such assets or business will be identified or any transactions will be consummated.

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

Financial Condition. We have not recorded revenues from operations during the fiscal years covered by our financial statements included in this Form 10-K and are not currently engaged in any business activities that provide cash flows. We do not expect to generate any revenues over the next 12 months, unless we enter into and complete a business combination transaction during that period of time. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. During the next 12 months we anticipate incurring costs related to: (i) investigating and analyzing potential business combination transactions; (ii) the preparation and filing of Exchange Act reports, and (iii) consummating an acquisition, if any. We believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary, to be loaned by or invested in us by our shareholders, management or other investors.

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

Going Concern Issues

In its report dated December 29, 2014, our auditors, Warren Averett, LLC expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. We generated no operating revenues for the fiscal years ended September 30, 2014 and 2013, and we had an accumulated stockholders’ deficit of $2,345,437 as of September 30, 2014. Furthermore, at September 30, 2014 and 2013, we had a retained deficit of $6,467,054 and $6,382,016, respectively, and a working capital deficit of $1,963,543 at September 30, 2014. As a result of our working capital deficiency and anticipated operating costs for the next twelve months, we do not have sufficient funds available to sustain our operations for a reasonable period without additional financing. Our continuation as a going concern is therefore dependent upon future events, including our ability to raise additional capital and to generate positive cash flows.

Results of Operations

Comparison of Years Ended September 30, 2014 and 2013

Revenues. Because we currently do not have any business operations, we have not had any revenues during our fiscal years ended September 30, 2014 and September 30, 2013.

General and Administrative Expenses.We had operating expenses of $85,038 and $30,480 for the years ended September 30, 2014 and 2013, respectively. These expenses consisted of general and administrative expenses which were primarily comprised of professional fees associated with various corporate and accounting matters, the cost of directors’ and officers’ insurance, and the costs associated with the Preparatory Actions. The increase in such expenses for the year ended September 30, 2014 was due to the increased level of Preparatory Actions undertaken in 2014 to reactivate the Company’s suspended reporting obligations under Section 15(d) of the Exchange Act. We anticipate that our general and administrative expenses will decrease following the completion of our Preparatory Actions in December 2014 and will remain relatively low thereafter until such time as we effect a merger or other business combination with an operating business, if at all.

Net Income (Loss). We recognized a net loss of $85,038 for the fiscal year ended September 30, 2014 as compared to a net income of $486,246 for the fiscal year ended September 30, 2013. The net loss for 2014 as compared to net income in 2013 was due primarily to a $54,558 increase in general and administrative expenses attributable to the costs and expenses associated with the Preparatory Actions during 2014 and the one-time gain experienced in 2013 of $782,918 from the settlement of accrued expenses during that year.

Liquidity and Capital Resources

At September 30, 2014, we had a working capital deficit of $1,963,543. Current liabilities increased to $1,986,920 at September 30, 2014 from $1,972,947 at September 30, 2013 primarily due to an increase of $13,973 in accounts payable for professional expenses. Total assets increased to $23,377 at September 30, 2014 from $4,442 at September 30, 2013 due to an increase in professional fees and working capital advanced by Mr. Toomey.

We had no material commitments for capital expenditures as of September 30, 2014 and 2013. However, if we are able to execute our business plan as anticipated in the future, we would likely incur substantial capital expenditures and require additional financing to fund such expenditures.

During fiscal years ended September 30, 2014 and 2013, we have been reliant on monies loaned to us by Mr. Toomey to finance our operations and to pay the costs associated with the Preparatory Actions.

During the fiscal year ended September 30, 2014, the Company borrowed $90,000 from Mr. Toomey to pay for the Company’s ongoing business operations and to pay the costs associated with the Preparatory Actions. On October 24, 2014, the Company acknowledged and formalized these loans by entering into the October 2014 Note Agreement, by and between the Company and Mr. Toomey to evidence the following loans made by Mr. Toomey to the Company:

•	on October 21, 2013, Mr. Toomey advanced $10,000 to the Company;

•	on November 13, 2013, Mr. Toomey advanced $10,000 to the Company;

•	on January 13, 2014, Mr. Toomey advanced $10,000 to the Company;

•	on April 24, 2014, Mr. Toomey advanced $20,000 to the Company;

•	on May 22, 2014, Mr. Toomey advanced $20,000 to the Company; and

•	on September 17, 2014, Mr. Toomey advanced $20,000 to the Company.

Each of these advances are evidenced by the 2014 Convertible Promissory Notes, which consists of convertible promissory notes in favor of Mr. Toomey for the principal amount thereof, bearing fixed interest rates of 3.5% per annum, payable from the date of the actual loan. The outstanding principal and interest on each of these 2014 Convertible Promissory Notes are payable upon demand by Mr. Toomey; provided, however, that no demand for payment shall be made prior to earlier of: (a) June 1, 2015, and (b) thirty (30) calendar days after the Company reactivates its reporting obligations under Section 15(d) of the Exchange Act. The Company reactivated its reporting obligations under the Exchange Act on December 17, 2014. Each of these 2014 Convertible Promissory Notes is convertible into the common stock of the Company by Mr. Toomey at a conversion price equal to the average of the mean of the bid and asked prices of the shares for the ninety consecutive full trading days in which the shares were traded ending at the close of business of the fifth day preceding the conversion date; but only when, and if, sufficient shares of authorized common stock exists under the Company’s certificate of incorporation. However, we do not currently have a sufficient number of authorized shares to convert the 2014 Convertible Promissory Notes issued pursuant to the October 2014 Note Agreement and as of the date hereof the underlying promissory notes have not yet been converted into shares of our common stock. Although we agreed in the October 2014 Note Agreement to promptly submit an amendment to the Company’s certificate of incorporation to our stockholders to increase the number of authorized shares, Mr. Toomey has agreed to waive that requirement until June 30, 2016.

During the fiscal year ended September 30, 2013, the Company borrowed $85,000 from Mr. Toomey.

On February 20, 2013, the Company acknowledged and formalized a loan made to the Company on April 30, 2012 in the amount of $5,000, and borrowed an additional $30,000 by entering into Convertible Promissory Note Purchase Agreement, effective as of February 20, 2013 (the “February 2013 Note Agreement”), by and between the Company and Mr. Toomey and issued two convertible promissory notes, dated February 20, 2013 (the “February 2013 Promissory Notes”) in favor of Mr. Toomey in aggregate principal amount of $35,000 bearing interest at a fixed rate of 3% per annum, payable from the date of that the actual loan was provided to the Company. On August 22, 2013, Mr. Toomey advanced an additional $50,000 to the Company pursuant to the Convertible Promissory Note Purchase Agreement, effective as of August 22, 2013 (the “August 2013 Note Agreement”), by and between the Company and Mr. Toomey and issued a convertible promissory note in favor of Mr. Toomey in principal amount of $50,000 bearing interest at a fixed rate of 4% per annum the (“August 2013 Promissory Note”). The February 2013 Promissory Notes and the August 2013 Promissory Note were convertible into shares of our common stock at a conversion price equal to the average of closing prices of the shares for the ninety consecutive full trading days in which the shares were traded ending at the close of business of the fifth day preceding the conversion date. Mr. Toomey converted all of these notes during the fiscal year ended September 30, 2013.

The proceeds from the February 2013 Promissory Notes, the August 2013 Promissory Note, and the 2014 Convertible Promissory Notes were used primarily to the paying the operating expenses of the Company, including the amounts paid in connection with the Preparatory Actions, to settle certain outstanding debt obligations, and payments of accounts payable and interest. We do not expect to achieve positive cash flow from operations until we have a regular source of revenue, which is adequate to cover the operating costs of the Company.

Because we do not have any revenues from operations, absent a merger or other business combination with an operating company or a public or private sale of our equity or debt securities, the occurrence of either of which cannot be assured, we will continue to be dependent upon future loans or equity investments from our present shareholders or management to fund operating shortfalls and do not foresee a change in this situation in the immediate future. We will attempt to raise capital for our current operational needs through loans from related parties, debt financing, equity financing or a combination of financing options. However, there are no existing understandings, commitments or agreements for extension of outstanding notes or an infusion of capital, and there are no assurances to that effect. Moreover, our need for capital may change dramatically if and during that period, we acquire an interest in a business opportunity. There can be no assurances that any additional financings will be available to us on satisfactory terms and conditions, if at all. Unless we can obtain additional financing, our ability to continue as a going concern is doubtful. Although Mr. Toomey has provided the necessary funds for the Company in the past, there is no existing commitment to provide additional capital. In such situation, there can be no assurance that we shall be able to receive additional financing, and if we are unable to receive sufficient additional financing upon acceptable terms, it is likely that our business would cease operations.

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

New Accounting Pronouncements

For a description of recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our financial statements, see “Note 10: Recent Accounting Pronouncement” in Part II, Item 8 of this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “Smaller Reporting Company”, the Company is not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Kingfish Holding Corporation

Sarasota, Florida

We have audited the accompanying balance sheets of Kingfish Holding Corporation (the “Company”), as of September 30, 2014 and 2013 and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2014 and 2013 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company did not have any operations or generate any revenues for the years ended September 30, 2014 and 2013, and has an accumulated deficit of $6,467,054 through September 30, 2014, which raises a substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Warren Averett, LLC
Tampa, Florida

December 29, 2014

KINGFISH HOLDING CORPORATION
Balance Sheets
September 30, 2014 and 2013

	2014	2013
ASSETS

Current assets:
Cash	$13,377	$-
Escrow held by attorney	-	1,109
Prepaid expense	10,000	3,333
Total Assets	$23,377	$4,442

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,596,886	$1,582,913
Accrued expenses	390,034	390,034
Total Current Liabilities	1,986,920	1,972,947

Long Term Liabilities:
Notes payable	271,894	271,894
Convertible notes payable to related party	90,000	-
Rescission liability	20,000	20,000
Total Long Term Liabilities	381,894	291,894

Total Liabilities	2,368,814	2,264,841

Stockholders' Deficit:
Preferred stock, par $0.0001, 20,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2014 and 2013, respectively	-	-
Common stock, par $0.0001, 200,000,000 shares authorized, 116,712,987 and 50,046,320 shares issued and outstanding at September 30, 2014 and 2013, respectively	11,672	5,005
Paid in capital	4,129,945	4,086,612
Retained deficit	(6,467,054)	(6,382,016)
Common stock payable	-	50,000
Rescission liability	(20,000)	(20,000)
	(2,345,437)	(2,260,399)
Total Liabilities and Stockholders' Deficit	$23,377	$4,442

The accompanying notes are an integral part of the financial statements

KINGFISH HOLDING CORPORATION
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2014 AND 2013

	2014	2013
Expenses:
Professional fees	$62,763	$27,903
Finance charge	-	682
Insurance	21,917	1,667
Postage	138	-
Taxes and licenses	220	228
General and Administrative Expenses	85,038	30,480

Other Income:
Gain from settlement of accrued expenses	-	782,918
Total Other Income	-	782,918

Net Income (Loss) Before Income Taxes	(85,038)	752,438

Provision for income taxes	-	(266,192)

Net Income (Loss)	$(85,038)	$486,246

Basic and diluted net income (loss) per share	$0.00	$0.01

Basic and diluted weighted average common shares outstanding	116,712,987	44,117,554

The accompanying notes are an integral part of the financial statements

KINGFISH HOLDING CORPORATION
SEPTEMBER 30, 2014 AND 2013
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Common Stock		Common Stock	Paid In	Rescission	Retained
	Shares	Par $0.0001	Payable	Capital	Liability	Deficit	Total
Balance, September 30, 2012	38,046,321	$3,805	$-	$4,052,812	$(20,000)	$(6,868,262)	$(2,831,645)

Conversion of related party notes payable	11,999,999	1,200	-	33,800	-	-	35,000

Conversion of related party notes payable	-	-	50,000	-	-	-	50,000

Net Income	-	-	-	-	-	486,246	486,246

Balance September 30, 2013	50,046,320	5,005	50,000	4,086,612	(20,000)	(6,382,016)	(2,260,399)

Conversion of common stock payable	66,666,667	6,667	(50,000)	43,333	-	-	-

Net Loss	-	-	-	-	-	(85,038)	(85,038)

Balance, September 30, 2014	116,712,987	$11,672	$-	$4,129,945	$(20,000)	$(6,467,054)	$(2,345,437)

The accompanying notes are an integral part of the financial statements

KINGFISH HOLDING CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2014 AND 2013

	2014	2013
Cash Flows From Operating Activities:
Net income (loss)	$(85,038)	$486,246
Adjustments to reconcile net income (loss) to net cash used by operations:
Provision for deferred taxes	-	266,192
(Gain) from settlement accrued expenses	-	(782,918)
Changes in operating assets and liabilities:
Escrow held by attorney	1,109	5,367
Prepaid expenses	(6,667)	(3,333)
Accounts payable and accrued expenses	13,973	(51,554)
Net Cash flows used by operating activities	(76,623)	(80,000)

Cash Flows From Financing Activities:
Proceeds from note payable to related party	90,000	80,000
Net Cash flows from financing activities	90,000	80,000

Net Increase in Cash	13,377	-

Cash at the beginning of year	-	-

Cash at the end of the year	$13,377	$-

Non-cash Transaction Disclosures:
Conversion of related party notes payable to common stock and common stock payable	$-	$85,000

Common stock issued for common stock payable	$50,000	$-

The accompanying notes are an integral part of the financial statements

KINGFISH HOLDING CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND 2013

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

The Company discontinued operations in 2009, sold our last subsidiary in May 2010 and effected a change in management and control at the same time. As part of this transition, old management took possession of the majority of the accounting and corporate records. Prior to terminating the registration of its common stock under Section 12 of the Exchange Act and the suspension of its reporting obligations under Section 15(d) of the Exchange Act, the Company’s last annual report Form 10-KSB for the year ended September 30, 2008 was filed with the Securities and Exchange Commission (SEC) on December 29, 2008 and the Company’s last quarterly report Form 10-Q for the period ended June 30, 2009 was filed with the SEC on August 19, 2009.

On December 17, 2014, the Company reactivated its suspended reporting obligations under Section 15(d) of the Exchange Act by filing a Form 10-K for the fiscal year ended September 30, 2013 and Forms 10-Q for the quarters ended December 31, 2013, March 31, 2014 and June 30, 2014. The Company's activities are subject to significant risks and uncertainties, including failing to secure additional funding to reorganize and finding a suitable candidate to participate in its renewable energy initiatives.

In June 2014, the FASB issued Accounting Standards Update No. 2014-10, “Development Stage Entities (Topic 915) Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. This ASU does the following among other things: a) eliminates the requirement to present inception-to-date information on the statements of income, cash flows, and shareholders’ equity, b) eliminates the need to label the financial statements as those of a development stage entity, c) eliminates the need to disclose a description of the development stage activities in which the entity is engaged, and d) amends FASB ASC 275, Risks and Uncertainties, to clarify that information on risks and uncertainties for entities that have not commenced planned principal operations is required. The amendments in ASU No. 2014-10 related to the elimination of Topic 915 disclosures and the additional disclosure for Topic 275 are effective for public companies for annual and interim reporting periods beginning after December 15, 2014. Early adoption is permitted. The Company has evaluated this ASU and early adopted beginning with the annual period ending September 30, 2012.

2. Summary of Significant Accounting Policies:

Basis of presentation:

The preparation of financial statements in accordance with Accounting Principles Generally Accepted in the United States of America contemplates that the Company will continue as a going concern, for a reasonable period. As reflected in the Company’s financial statements, the Company has a retained deficit of $6,467,054 and $6,382,016 during the years ended September 30, 2014 and 2013, respectively. The Company used cash of ($76,623) and ($80,000) in operating activities during the years ended September 30, 2014 and 2013, respectively. The Company has a working capital deficiency of ($1,963,543) at September 30, 2014 that is insufficient in management‘s view to sustain current levels of operations for a reasonable period without additional financing. These trends and conditions continue to raise substantial doubt surrounding the Company’s ability to continue as a going concern for a reasonable period. Ultimately, the Company’s ability to continue as a going concern is dependent upon management’s ability to continue to curtail current operating expense and obtain additional financing to augment working capital requirements and support acquisition plans. There can be no assurance that management will be successful in achieving these objectives or obtain financing under terms and conditions that are suitable. The accompanying financial statements do not include any adjustments associated with these uncertainties.

KINGFISH HOLDING CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND 2013

2. Summary of Significant Accounting Policies (continued):

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

Escrow held by Attorney:

The Company also had deposited a retainer with its legal counsel, which funds were used to pay legal fees, various negotiated legal settlements, and the cost and fees owed to the State of Delaware and the Company’s transfer agent. Therefore, the Company only had an insignificant balance with our legal counsel at September 30, 2013 and $0 at September 30, 2014.

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

KINGFISH HOLDING CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND 2013

2. Summary of Significant Accounting Policies (continued):

Net income (loss) per share:

Basic income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of outstanding common shares during the period of computation. Diluted loss per share gives effect to potentially dilutive common shares outstanding. The Company gives effect to these dilutive securities using the Treasury Stock Method. Potentially dilutive securities include convertible financial instruments. The Company gives effect to these dilutive securities using the If-Converted-Method. At September 30, 2014, convertible notes payable to related party of $90,000 can potentially convert into 20,326,223 shares of common stock. These shares have been excluded from the diluted net loss per share calculations because the effect of including them would be anti-dilutive. For the year ended September 30, 2013, 66,666,667 shares of common stock have been included in our basic and diluted net income per share calculations as of the commitment date. These shares were issued after September 30, 2013, but the Company was committed to issue the shares at September 30, 2013.

3. Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses are comprised of the followings:

	September 30, 2014	September 30, 2013

Accounts payable	$1,596,886	$1,582,913
Accrued expenses	390,034	390,034
	$1,986,920	$1,972,947

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

KINGFISH HOLDING CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND 2013

3. Accounts Payable and Accrued Expenses (continued):

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

4. Notes Payable:

Notes payable consisted of the following at September 30, 2014 and 2013:

	2014	2013
4.9% Note payable due August 2010	$13,246	$13,246
Auto Loan	11,189	11,189
Prime Plus 4.5%, 1,000,000 bank credit facility (a)	180,141	180,141
Loan on equipment	67,318	67,318
	$271,894	$271,894

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

5. Convertible Notes Payable to Related Party:

On February 20, 2013, the Company entered into a convertible note with a director for $5,000. The note bears interest rate at 3% per annum and all unpaid principle and interest were due on demand by the director but no earlier than June 15, 2013. The outstanding principle balance of the note is convertible into the Company’s shares of common stock at the conversion price which is the average of the mean of the bid and ask prices for the ninety consecutive full trading days in which the shares were traded ending at the close of trading on the fifth business day preceding the conversion date. As a result of the variable feature associated with the conversion option, pursuant to ASC Topic 815, the Company bifurcated the conversion option, to determine the fair value of the conversion option. At the issuance date and thereafter, the Company concluded that the derivative liability and the debt discount were not material to the financial statements.

KINGFISH HOLDING CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND 2013

5. Convertible Notes Payable to Related Party (continued):

On February 20, 2013, the Company entered into a convertible note with a director for $30,000. The note bears interest rate at 3% per annum and all unpaid principle and interest were due on demand by the director but no earlier than June 15, 2013. The outstanding principle balance of the note is convertible into the Company’s shares of common stock at the conversion price which is the average of the mean of the bid and ask prices for the ninety consecutive full trading days in which the shares were traded ending at the close of trading on the fifth business day preceding the conversion date. As a result of the variable feature associated with the conversion option, pursuant to ASC Topic 815, the Company bifurcated the conversion option, to determine the fair value of the conversion option. At the issuance date and thereafter, the Company concluded that the derivative liability and the debt discount were not material to the financial statements.

On July 2, 2013, the director elected to convert the above two notes into the Company’s common stock. The conversion price was determined to be $0.0029, resulting in the issuance of 11,999,999 shares of common stock to the director.

On August 22, 2013, the Company entered into a convertible note with a director for $50,000. The note bears interest rate at 4% per annum and all unpaid principle and interest were due on demand by the director but no earlier than August 30, 2013. The outstanding principle balance of the note is convertible into the Company’s shares of common stock at the conversion price which is the average of the closing prices for the ninety consecutive full trading days in which the shares were traded ending at the close of trading on the fifth business day preceding the conversion date. As a result of the variable feature associated with the conversion option, pursuant to ASC Topic 815, the Company bifurcated the conversion option, to determine the fair value of the conversion option. At the issuance date and thereafter , the Company concluded that the derivative liability and the debt discount were not material to the financial statements.

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

On October 21, 2013, the Company entered into a convertible note with a director for $10,000. The note bears interest rate at 3.5% per annum and all unpaid principle and interest were due on demand by the director but no earlier than June 1, 2015 or 30 calendar days after the recommencement of the public company status as defined in the note agreement. The outstanding principle balance of the note is convertible into the Company’s shares of common stock at the conversion price which is the average of the mean of the bid and ask prices for the ninety consecutive full trading days in which the shares were traded ending at the close of trading on the fifth business day preceding the conversion date. As a result of the variable feature associated with the conversion option, pursuant to ASC Topic 815, the Company bifurcated the conversion option, to determine the fair value of the conversion option. At the issuance date and thereafter, the Company concluded that the derivative liability and the debt discount were not material to the financial statements.

On November 13, 2013, the Company entered into a convertible note with a director for $10,000. The note bears interest rate at 3.5% per annum and all unpaid principle and interest were due on demand by the director but no earlier than June 1, 2015 or 30 calendar days after the recommencement of the public company status as defined in the note agreement. The outstanding principle balance of the note is convertible into the Company’s shares of common stock at the conversion price which is the average of the mean of the bid and ask prices for the ninety consecutive full trading days in which the shares were traded ending at the close of trading on the fifth business day preceding the conversion date. As a result of the variable feature associated with the conversion option, pursuant to ASC Topic 815, the Company bifurcated the conversion option, to determine the fair value of the conversion option. At the issuance date and thereafter, the Company concluded that the derivative liability and the debt discount were not material to the financial statements.

KINGFISH HOLDING CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND 2013

5. Convertible Notes Payable to Related Party (continued):

On January 13, 2014, the Company entered into a convertible note with a director for $10,000. The note bears interest rate at 3.5% per annum and all unpaid principle and interest were due on demand by the director but no earlier than June 1, 2015 or 30 calendar days after the recommencement of the public company status as defined in the note agreement. The outstanding principle balance of the note is convertible into the Company’s shares of common stock at the conversion price which is the average of the mean of the bid and ask prices for the ninety consecutive full trading days in which the shares were traded ending at the close of trading on the fifth business day preceding the conversion date. As a result of the variable feature associated with the conversion option, pursuant to ASC Topic 815, the Company bifurcated the conversion option, to determine the fair value of the conversion option. At the issuance date and thereafter, the Company concluded that the derivative liability and the debt discount were not material to the financial statements.

On April 24, 2014, the Company entered into a convertible note with a director for $20,000. The note bears interest rate at 3.5% per annum and all unpaid principle and interest were due on demand by the director but no earlier than June 1, 2015 or 30 calendar days after the recommencement of the public company status as defined in the note agreement. The outstanding principle balance of the note is convertible into the Company’s shares of common stock at the conversion price which is the average of the mean of the bid and ask prices for the ninety consecutive full trading days in which the shares were traded ending at the close of trading on the fifth business day preceding the conversion date. As a result of the variable feature associated with the conversion option, pursuant to ASC Topic 815, the Company bifurcated the conversion option, to determine the fair value of the conversion option. At the issuance date and thereafter, the Company concluded that the derivative liability and the debt discount were not material to the financial statements.

On May 22, 2014, the Company entered into a convertible note with a director for $20,000. The note bears interest rate at 3.5% per annum and all unpaid principle and interest were due on demand by the director but no earlier than June 1, 2015 or 30 calendar days after the recommencement of the public company status as defined in the note agreement. The outstanding principle balance of the note is convertible into the Company’s shares of common stock at the conversion price which is the average of the mean of the bid and ask prices for the ninety consecutive full trading days in which the shares were traded ending at the close of trading on the fifth business day preceding the conversion date. As a result of the variable feature associated with the conversion option, pursuant to ASC Topic 815, the Company bifurcated the conversion option, to determine the fair value of the conversion option. At the issuance date and thereafter, the Company concluded that the derivative liability and the debt discount were not material to the financial statements.

On September 17, 2014, the Company entered into a convertible note with a director for $20,000. The note bears interest rate at 3.5% per annum and all unpaid principle and interest were due on demand by the director but no earlier than June 1, 2015 or 30 calendar days after the recommencement of public company status as defined in the note agreement. The outstanding principle balance of the note is convertible into the Company’s shares of common stock at the conversion price which is the average of the mean of the bid and ask prices for the ninety consecutive full trading days in which the shares were traded ending at the close of trading on the fifth business day preceding the conversion date. As a result of the variable feature associated with the conversion option, pursuant to ASC Topic 815, the Company bifurcated the conversion option, to determine the fair value of the conversion option. At the issuance date and thereafter, the Company concluded that the derivative liability and the debt discount were not material to the financial statements.

KINGFISH HOLDING CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND 2013

6. Preferred Stock:

The Company is authorized to issue up to 20,000,000 shares of Preferred Stock with designations, rights and preferences determined from time to time by our Board of Directors. Accordingly, our Board of Directors is empowered, without shareholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our Common Stock. The terms of the preferred stock have not been approved. As of September 30, 2014 and 2013, there was no Preferred Stock issued and outstanding, respectively.

7 Stockholders’ Deficit:

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

All compensation expense related to the above options and warrants have been previously recognized.

8. Income Taxes:

The Company's provision (benefit) for income taxes was as follows:

	9/30/2014	9/30/2013
Current
Federal	$-	$-
State	-	-
Foreign	-	-
	-	-
Deferred
Federal	-	266,192
State	-	-

Total	-	266,192

Allocated to discontinued operations	-	-

Continuing operations	$-	$266,192

KINGFISH HOLDING CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND 2013

8. Income Taxes (continued):

The income tax provision differs from the amount of tax determined by applying the Federal statutory rate as follows:

	9/30/2014	9/30/2013
Income tax provision at statutory rate:	$(28,919)	$255,829
Increase (decrease) in income tax due to:
Meals & Entertainment	-	-
Stock comp and option expense	-	-
Derivative expense	-	-
State income taxes net
Change in Valuation Allowance	28,919	(10,363)
	$-	$266,192

Net deferred tax assets and liabilities were comprised of the following:

	9/30/2014	9/30/2013
Long-term deferred tax assets (liabilities)
Net Operating Loss and Start Up Costs	$1,224,814	$1,195,895
Valuation Allowance	(1,224,814)	(1,195,895)
	$-	$-

Deferred tax assets and (liabilities) reflect the net effect of temporary differences between the carrying amount of asset and liabilities for financial reporting purposes and amounts used for income tax purposes. As of September 30, 2008, when the annual report Form 10-KSB for the year ended September 30, 2008 was filed with the Securities and Exchange Commission (SEC), the Company had a deferred tax asset of $2,215,799 and net operating loss carryforwards of approximately $6,960,477. However, due to the discontinued operations for reasons described in Note 1, and the change in control of the Company, the likelihood of the above net operating loss carryforwards available to offset future taxable income were determined to be remote. Accordingly, a full valuation allowance was recorded for the future net operating loss carryforward. The actual net operating loss carryforward is approximately $3,517,000, which will expire starting in 2028. During the year ended September 30, 2013, the Company utilized approximately $783,000 of actual net operating loss carryforwards related to the settlement of certain accrued liabilities described in Note 3.

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

The Company’s earliest tax year remains subject to examination by all tax jurisdictions was September 30, 2011.

KINGFISH HOLDING CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND 2013

9. Rescission Liability:

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

10. Recent Accounting Pronouncement:

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

The Company’s sole officer and employee for the fiscal year ended September 30, 2014 conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2014 as required by the Rule 15d-15(c) of the Exchange Act. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (1992). Based upon the evaluation, our management concluded that our internal control over financial reporting was not effective as of September 30, 2014 and 2013 because of material weaknesses in our internal control over financial reporting. A material weakness is a control deficiency or combination of deficiencies in internal control, such that there is a reasonable possibility that a material misstatement of the entity’s financial statements will not be prevented or detected and corrected on a timely basis. Our management concluded that the Company has several material weaknesses in our internal control over financial reporting because of inadequate segregation of duties over authorization, review and recording of transactions, as well as the financial reporting of such transactions. Due to the Company’s limited resources and staffing, management has not developed a plan to mitigate the above material weaknesses. Despite the existence of these material weaknesses, the Company believes the financial information presented herein is materially correct and in accordance with generally accepted accounting principles in the United States.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The directors and executive officers of the Company, their ages, and positions with the Company as of September 30, 2014 are set forth below.

Name	Age	Position with Company(1)

Ted Sparling	51	Director, President, Chief Executive Officer, Chief Financial Officer, and Secretary

James K. Toomey	49	Director

James LaManna	49	Director

___________

(1)

On November 15, 2014, following the election of directors of the Company pursuant to an action taken by the written consent of a majority of the Company’s stockholders, the Board of Directors appointed the following officers: (a) Mr. Sparling to serve and Chief Executive Officer, (b) Mr. Toomey to serve as Secretary, and (c) Mr. LaManna to serve as Chief Financial Officer.

All directors of the Company hold office until the earlier of the next annual meeting of shareholders and until their successors have been duly elected and qualified, or their death, resignation, or removal. Officers are elected annually by the respective Boards of Directors of the Company to hold office until the earlier of their death, resignation, or removal.

Set forth below is a description of the business experience during the past five years or more and other biographical information of the directors and executive officers of the Company

Ted Sparling has served as the President, Chief Executive Officer, and a director of the Company since January 2012. Mr. Sparling also served as Chief Financial Officer and Secretary from January 2012 until November 2014, and as the President of the Kesselring Corporation, a Florida corporation, from March 2005 (prior to its acquisition by the Company pursuant to the Share Exchange Agreement, dated May 18, 2007) until October 2007 when the Shares Exchange Agreement was consummated. Mr. Sparling also has served as the President and sole director of Gulf & Bay Constructors, Inc., a building contractor located in west central Florida, since December 2006 and has served in the same capacities for Gulf & Bay Inspections, Inc., a building inspector located in west central Florida, since January 2007. He also serves as the President and a manager of Florida Fuel Solutions LLC, a Florida limited liability company in the development stage which seeks to be engaged in the development and production of renewable fuels.

Mr. Sparling prior experiences as the President and CEO of the predecessor company provides important background and institutional knowledge about the Company.

James K. Toomey has served as Secretary of the Company since November 14, 2014 and as a director since January 2012. as appointed to serve as a director of the Company on August 31, 2013. Mr. Toomey also had served as a director of the Company from 2006 to 2008. Mr. Toomey previously has served as a director and Chairman of the Board of Directors of Coast Financial Holdings, Inc. (“Coast Financial”), a reporting company under the Exchange Act, from its inception in 2003 until its merger with another financial institution in 2007 (the “Coast Merger Transaction”). He also served as a director of Coast Bank of Florida, a Florida state-chartered bank (“Coast Bank”), from its inception in April 2000 through the sale of the bank in December 2007 as part of the Coast Merger Transaction. Upon formation of Coast Financial as a bank holding company in 2003, Coast Bank became a wholly-owned subsidiary of Coast Financial. Prior to 2003, Coast Bank was operated as a stand-alone banking institution. Previously, Mr. Toomey served in various positions for Knight-Ridder/Bradenton Herald from August 1990 to September 1997. Since September 1997, Mr. Toomey’s business interests have been focused towards commercial shopping development and investments He is the co-owner of four real estate investment companies (including, Braden River Industries, Inc., a Florida corporation and real estate holding company, and AMI Holdings, Inc., a commercial real estate holding company), a retail clothing company, and an ice cream store. He also serves as the chief financial officer and a manager of Florida Fuel Solutions LLC. He founded the Toomey Foundation for the Natural Sciences in 2000, a not-for-profit organization for the preservation and education of archeological, paleontological and geological resources. He also has served as a trustee for the South Florida Museum, a not-for-profit entity, since 2004 and has been an officer of the Coast Guard Auxiliary since 2008. Mr. Toomey received his MBA from Crummer Graduate School, Rollins College in 1990 and his Bachelor of Arts degree in Economics from Rollins in 1988.

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

James LaManna has served as the Chief Financial Officer of the Company since November 14, 2014 and as a director of the Company on September 13, 2013. Mr. LaManna is a certified public accountant and has served as the Chief Executive Officer and sole owner of James M. LaManna, CPA, PA, an accounting firm, since 2007. Mr. LaManna has been a licensed Florida certified accountant since 1998 and prior to opening his own firm, he had most recently served as a supervising auditor for Aidman Piser, an accounting firm, in 2006 and as a supervising audit and tax partner for Christopher Smith Leonard, an accounting firm, from 2003 – 2006.

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

Certain Corporate Governance Matters

The board of directors of the Company, which until recently was comprised of a sole director, has not established or reinstated previously existing any audit or other committees of the board. The functions of audit, compensation, nominating committees, and any committees forming similar functions are instead being undertaken by our full board of directors and, as a result, the entire board of directors is responsible for the full oversight of the affairs of the Company, including the assessment and oversight of the Company’s financial risk exposure. Although we do not have an audit committee at this time, we have concluded that for the fiscal year ended September 31, 2014, James LaManna would satisfy the conditions to be an “audit committee financial expert” within the meaning of Regulation 401(e) of Regulation S-K promulgated by the Commission. Under the rules of the Commission, a member of an audit committee which satisfies the independence requirements thereof can be designated an audit committee financial expert only when the member satisfies five specified qualification requirements, including experience in (or “experience actively supervising” others engaged in) preparing, auditing, analyzing, or evaluating financial statements presenting a level of accounting complexity comparable to what is encountered in connection with the Company’s financial statements. The regulations further require such qualifications to have been acquired through specified means of experience or education. The Board has determined that Mr. LaManna satisfies the conditions to be deemed a qualified financial expert under these rules. The Commission has determined that an audit committee member who is designated as an audit committee financial expert will not be deemed to be an “expert” for any purpose as a result of being identified as an audit committee financial expert.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

The Company did not did not pay any cash or non-cash consideration to Mr. Sparling, Company’s sole executive officer and employee (the “Named Executive Officer”) for the fiscal years ended September 30, 2014 and 2013 and Mr. Sparling does not have any written employment agreement with the Company.

Furthermore, as of September 30, 2014, Mr. Sparling did not have any outstanding equity awards with respect to the Company’s common stock.

Director Compensation

None of the Company’s directors received any cash compensation, equity awards, or other non-cash compensation or other arrangements for services provided in their capacity as directors for the fiscal years ended September 30, 2014.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Company’s outstanding shares of common stock as of December 19, 2014 by: (a) each person known by us to beneficially own 5% or more shares of the Company’s common stock, (b) each director of the Company and each Named Executive Officer of the Company, and (c) all directors and executive officers of the Company as a group. Except as otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all of the shares of common stock owned by them.

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

(3)

Includes (a) 5,010,975 shares of common stock held jointly by Mr. Toomey and his spouse over which he has shared voting and investment powers, and (b) 710,600 shares of common stock owned by Tectonics, Inc., a family-owned corporation in which Mr. Toomey and his spouse and custodial for daughter own 38.52% of the outstanding equity interests and for which Mr. Toomey serves as a director and his spouse serves as the president, and by reason thereof Mr. Toomey may be deemed to be the beneficial owner of such shares. This does not include any shares that may be issued upon conversion of the convertible promissory notes in aggregate amount of $90,000 issued pursuant to the terms and conditions of the October 2014 Note Agreement because they are not currently convertible within the next 60 days. Mr. Toomey’s address is 800 Morgan-Johnson Road, Bradenton, FL 34208.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

During the fiscal year ended September 30, 2014, Mr. Toomey has advanced an aggregate of $90,000 to the Company pursuant the October 2014 Note Agreement (bearing interest at 3.5%) described above in exchange for 2014 Convertible Promissory Notes. None of the 2014 Convertible Promissory Notes have been converted into shares of our common stock and all of the 2014 Convertible Promissory Notes remain outstanding.

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

Under such definition, as of September 30, 2014, both Messrs. Toomey and LaManna could be classified as independent. Mr. Sparling is considered a non-independent director because of his employment in numerous executive officer positions with the Company. However, following the appoint of Messrs. Toomey and LaManna as executive officers of the Company in November 2014, none of our directors currently are considered to be independent under the above definition.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Warren Averett, LLC, an independent registered public accounting firm (“Warren Averett”), has served as the Company’s auditors for the fiscal year ending September 30, 2014.

Audit and Non-Audit Fees

The following table presents fees for professional audit services rendered by Warren Averett for the audit of the Company’s annual financial statements for the years ended September 30, 2014 and 2013 and fees billed for other services rendered by Warren Averett during those periods.

	2014	2013
Audit fees (1)	$52,740	$10,000
Audit related fees (2)	$0	$0
Tax fees (3)	$0	$0
All other fees (4)	$0	$0

 _________________

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

42

3.1

Amended and Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed with the Commission on December 17, 2014.

3.2	Amended and Restated Bylaws of the Company, incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K, filed with the Commission on December 17, 2014.

4.1	See Exhibits 3.1 and 3.2 for provisions of Certificate of Incorporation and the Bylaws of the Company defining the rights of holders of the Company’s common stock.

4.2

Convertible Promissory Note No. 4 in favor of James K. Toomey in principal amount of $10,000 for October 21, 2013 loan, incorporated herein by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K, filed with the Commission on December 17, 2014.

4.3

Convertible Promissory Note No. 5 in favor of James K. Toomey in principal amount of $10,000 for November 13, 2013 loan, incorporated herein by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K, filed with the Commission on December 17, 2014.

4.4

Convertible Promissory Note No. 6 in favor of James K. Toomey in principal amount of $10,000 for January 13, 2014 loan, incorporated herein by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K, filed with the Commission on December 17, 2014.

4.5

Convertible Promissory Note No. 7 in favor of James K. Toomey in principal amount of $20,000 for April 24, 2014 loan, incorporated herein by reference to Exhibit 4.8 to the Company’s Annual Report on Form 10-K, filed with the Commission on December 17, 2014.

4.6

Convertible Promissory Note No. 8 in favor of James K. Toomey in principal amount of $20,000 for May 22, 2014 loan, incorporated herein by reference to Exhibit 4.9 to the Company’s Annual Report on Form 10-K, filed with the Commission on December 17, 2014.

4.7

Convertible Promissory Note No. 9 in favor of James K. Toomey in principal amount of $20,000 for September 17, 2014 loan, incorporated herein by reference to Exhibit 4.10 to the Company’s Annual Report on Form 10-K, filed with the Commission on December 17, 2014.

10.1

Convertible Promissory Note Purchase Agreement, effective as of October 24, 2014, by and between Kesselring Holding Corporation and James K. Toomey, incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K, filed with the Commission on December 17, 2014.

31.1

Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(a)), with respect to the registrant’s Annual Report on Form 10-K for the year ended September 30, 2014.

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

KINGFISH HOLDING CORPORATION

Date: December 29, 2014	By:	/s/ Ted Sparling
Ted Sparling
President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Ted Sparling	President, Chief Executive Officer, and	December 29, 2014
Ted Sparling	Chief Financial Officer and Director
(Principal Executive Officer and
Principal Financial Officer)

/s/ James K. Toomey	Director	December 29, 2014
James K. Toomey

/s/ James LaManna	Director	December 29, 2014
James LaManna

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits
3.1	Amended and Restated Certificate of Incorporation of the Company.

3.2	Amended and Restated Bylaws of the Company.

4.1	See Exhibits 3.1 and 3.2 for provisions of Certificate of Incorporation and the Bylaws of the Company defining the rights of holders of the Company’s common stock.

4.2

Convertible Promissory Note No. 4 in favor of James K. Toomey in principal amount of $10,000 for October 21, 2013 loan, incorporated herein by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K, filed with the Commission on December 17, 2014.

4.3

Convertible Promissory Note No. 5 in favor of James K. Toomey in principal amount of $10,000 for November 13, 2013 loan, incorporated herein by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K, filed with the Commission on December 17, 2014.

4.4

Convertible Promissory Note No. 6 in favor of James K. Toomey in principal amount of $10,000 for January 13, 2014 loan, incorporated herein by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K, filed with the Commission on December 17, 2014.

4.5

Convertible Promissory Note No. 7 in favor of James K. Toomey in principal amount of $20,000 for April 24, 2014 loan, incorporated herein by reference to Exhibit 4.8 to the Company’s Annual Report on Form 10-K, filed with the Commission on December 17, 2014..

4.6

Convertible Promissory Note No. 8 in favor of James K. Toomey in principal amount of $20,000 for May 22, 2014 loan, incorporated herein by reference to Exhibit 4.9 to the Company’s Annual Report on Form 10-K, filed with the Commission on December 17, 2014.

4.7

Convertible Promissory Note No. 9 in favor of James K. Toomey in principal amount of $20,000 for September 17, 2014 loan, incorporated herein by reference to Exhibit 4.10 to the Company’s Annual Report on Form 10-K, filed with the Commission on December 17, 2014.

10.1

Convertible Promissory Note Purchase Agreement, effective as of October 24, 2014, by and between Kesselring Holding Corporation and James K. Toomey, incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K, filed with the Commission on December 17, 2014

31.1

Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(a)), with respect to the registrant’s Annual Report on Form 10-K for the year ended September 30, 2014

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

