Form 10-Q
period 2014-12-31
Kingfish Holding Corp
filed 2015-02-13
CIK 1374881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2014

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

Large Accelerated Filer	☐	Non-Accelerated Filer	☐
Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

As of February 12, 2015, the number of issued and outstanding shares of common stock of the registrant was 119,180,335.

KINGFISH HOLDING CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KINGFISH HOLDING CORPORATION
BALANCE SHEETS
DECEMBER 31 AND SEPTEMBER 30, 2014

	12/31/2014	9/30/2014
	(Unaudited)

ASSETS

Current assets:
Cash	$22,571	$13,377
Prepaid expense	-	10,000

Total Assets	$22,571	$23,377

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$1,634,348	$1,596,886
Accrued expenses	390,034	390,034
Total Current Liabilities	2,024,382	1,986,920

Long Term Liabilities:
Notes payable	247,459	271,894
Convertible notes payable to related party	150,000	90,000
Rescission liability	20,000	20,000
Total Long Term Liabilities	417,459	381,894

Total Liabilities	2,441,841	2,368,814

Stockholders' Deficit:
Preferred stock, par $0.0001, 20,000,000 shares authorized, 0 shares issued and
outstanding at December 31 and September 30, 2014, respectively	-	-
Common stock, par $0.0001, 200,000,000 shares authorized, 116,712,987 shares issued and
outstanding at December 31, 2014 and September 30, 2014, respectively	11,672	11,672
Paid in capital	4,129,945	4,129,945
Retained deficit	(6,540,887)	(6,467,054)
Rescission liability	(20,000)	(20,000)
	(2,419,270)	(2,345,437)

Total Liabilities and Stockholders' Deficit	$22,571	$23,377

The accompanying notes are an integral part of these statements.

KINGFISH HOLDING CORPORATION
STATEMENTS OF OPERATIONS - UNAUDITED
FOR THE THREE MONTHS ENDED DECEMBER 31, 2014 AND 2013

	12/31/2014	12/31/2013
Expenses:
Professional fees	$97,228	$2,692
Insurance	-	5,000
Postage	42	-
Taxes and licenses	998	70
General and Administrative Expenses	98,268	7,762

Other Income:
Gain on extinguishment of debt	24,435	-
Total Other Income	24,435	-

Net Loss Before Income Taxes	(73,833)	(7,762)

Provision for income taxes	-	-

Net Loss	$(73,833)	$(7,762)

Basic and diluted net income (loss) per share	$0.00	$(0.00)

Basic and diluted weighted average common shares outstanding	116,712,987	116,712,987

The accompanying notes are an integral part of these statements.

KINGFISH HOLDING CORPORATION
STATEMENTS OF CASH FLOWS - UNAUDITED
FOR THE THREE MONTHS DECEMBER 31, 2014 AND 2013

	12/31/2014	12/31/2013
Cash Flows From Operating Activities:
Net loss	$(73,833)	$(7,762)
Adjustments to reconcile net loss to net cash used by operations:
Gain on extinguishment of debt	(24,435)	-
Changes in operating assets and liabilities:
Escrow held by attorney	-	698
Prepaid expenses	10,000	(8,672)
Accounts payable and accrued expenses	37,462	1,994
Net Cash flows used by operating activities	(50,806)	(13,742)

Cash Flows From Financing Activities:

Proceeds from note payable to related party	60,000	16,383
Net Cash flows from financing activities	60,000	16,383

Net Increase in Cash	9,194	2,641

Cash at the beginning of year	13,377	-

Cash at the end of the year	$22,571	$2,641

 The accompanying notes are an integral part of these statements.

KINGFISH HOLDING CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2014

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

The accompanying financial statements should be read in conjunction with the financial statements for the fiscal years ended September 30, 2014 and 2013 and notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014. Operating results for the three months ended December 31, 2014 and 2013 are not necessarily indicative of the results that may be expected for the entire year. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three month periods ended December 31, 2014 and 2013, (b) the financial position at December 31, 2014, and (c) cash flows for the three month periods ended December 31, 2014 and 2013, have been made.

The preparation of financial statements in accordance with Accounting Principles Generally Accepted in the United States of America contemplates that the Company will continue as a going concern, for a reasonable period. As reflected in the Company’s financial statements, the Company has a retained deficit of $6,540,887 on December31, 2014. The Company used cash of ($50,806) and ($13,742) in operating activities during the three months ended December 31, 2014 and 2013, respectively. The Company has a working capital deficiency of ($2,001,811) at December 31, 2014 that is insufficient in management‘s view to sustain current levels of operations for a reasonable period without additional financing. These trends and conditions continue to raise substantial doubt surrounding the Company’s ability to continue as a going concern for a reasonable period. Ultimately, the Company’s ability to continue as a going concern is dependent upon management’s ability to continue to curtail current operating expense and obtain additional financing to augment working capital requirements and support acquisition plans. There can be no assurance that management will be successful in achieving these objectives or obtain financing under terms and conditions that are suitable. The accompanying financial statements do not include any adjustments associated with these uncertainties.

KINGFISH HOLDING CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2014

(unaudited)

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

Cash:

Cash is maintained at a financial institution and, at times, balance may exceed federally insured limits. We have never experienced any losses related to the balance. Currently, the FDIC provides insurance coverage up to $250,000 per depositor at each financial institution and our cash balance did not exceed such coverage on December 31, 2014.

For purpose our statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash.

Prepaid expense:

Prepaid expense consisted of payments to professional for services to be rendered at a later date.

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

KINGFISH HOLDING CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2014

(unaudited)

2.	Summary of Significant Accounting Policies (continued):

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

Net income (loss) per share:

Basic income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of outstanding common shares during the period of computation. Diluted loss per share gives effect to potentially dilutive common shares outstanding. The Company gives effect to these dilutive securities using the Treasury Stock Method. Potentially dilutive securities include convertible financial instruments. The Company gives effect to these dilutive securities using the If-Converted-Method. At December 31, 2014, convertible notes payable to related party of $150,000 can potentially convert into 27,231,979 shares of common stock. These shares have been excluded from the diluted net loss per share calculations because the effect of including them would be anti-dilutive. For the three months ended December 31, 2013, 66,666,667 shares of common stock have been included in our basic and diluted net income per share calculations as of the commitment date. These shares were issued after December 31, 2013, but the Company was committed to issue the shares at September 30, 2013.

3.	Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses are comprised of the followings:

	December 31, 2014	September 30, 2014

Accounts Payable	$1,634,348	$1,596,886
Accrued expenses	390,034	390,034
	$2,024,382	$1,986,920

As a result of the lack of documentation of payments or settlement agreements for reason described in Note 1, the Company was not able to definitively determine that approximately $1,991,000 and $1,977,000 these liabilities at December 31, 2014 and September 30, 2014, respectively, were settled with our vendors. Therefore, these liabilities will remain on the Company’s books until the statute of limitation expires which the Company estimates to be approximately 2015.

KINGFISH HOLDING CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2014

(unaudited)

4.	Notes Payable:

Notes payable consisted of the following at December 31 and September 30, 2014:

	12/31/2014	09/30/2014
4.9% Note payable due August 2010 (a)	$-	$13,246
Auto Loan (a)	-	11,189
Prime Plus 4.5%, 1,000,000 bank credit facility (b)	180,141	180,141
Loan on equipment	67,318	67,318
	$247,459	$271,894

(a)

Documentation was obtained substantiating that these notes were satisfied in full. Therefore, the company recorded a gain on extinguishment of debt of $24,435 during the quarter ended December 31, 2014.

(b)

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

KINGFISH HOLDING CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2014

(unaudited)

5.	Convertible Notes Payable to Related Party (continued):

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

DECEMBER 31, 2014

(unaudited)

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

KINGFISH HOLDING CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2014

(unaudited)

5.	Convertible Notes Payable to Related Party (continued):

On February 10, 2015, the Company entered into a convertible note with a director for $60,000 advanced during the quarter ended December 31, 2014. The note bears interest rate at 3.5% per annum and all unpaid principle and interest were due on demand by the director but no earlier than June 1, 2015 or 30 calendar days after the recommencement of public company status as defined in the note agreement. The outstanding principle balance of the note is convertible into the Company’s shares of common stock at a fixed conversion price of $.01 per share.

6.	Preferred Stock

The Company is authorized to issue up to 20,000,000 shares of Preferred Stock with designations, rights and preferences determined from time to time by our Board of Directors. Accordingly, our Board of Directors is empowered, without shareholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our Common Stock. The terms of the preferred stock have not been approved. As of December 31, 2014 and September 30, 2014, there was no Preferred Stock issued and outstanding, respectively.

7.	Rescission Liability:

On November 20, 2009, the Company issued 2,000,000 shares of its common stock to pay for services valued at $20,000. The issuance of these shares was declared invalid by the court since they were issued by prior management who did not have the authority to do so since they were validly removed on November 16, 2009. These shares remained outstanding at December 31, 2014 and will be returned to the Company’s transfer agent upon locating the holder of these shares.

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

9.	Subsequent Event

On January 12, 2015, the Company’s Board of Directors approved the amendment to the conversion rate of all existing convertible notes with related party dated between October 21, 2013 and September 17, 2014 to a fixed rate of $0.01 per share.

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

All written or oral forward-looking statements that are made or attributable to us are expressly qualified in their entirety by this cautionary notice. The forward-looking statements included herein are only made as of the date of this Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2014 (this “Form 10-Q”). We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

During the fiscal year ended September 30, 2012, our management concluded that it may be feasible to acquire a target company or business seeking the perceived advantages of being a publicly held corporation and, as a result, our management determined that it should explore opportunities to acquire other assets or business operations that will maximize shareholder value. However, it was determined that prior to undertaking a search for any such acquisition opportunities, the Company should take the steps necessary to (a) reconstitute a full board of directors, (b) update and complete its corporate records and corporate governance documents, including the payment of any franchise fees and taxes owed to the State of Delaware, (c) satisfy all its obligations owed to its transfer agent, (e) obtain an audit of its financial statements by independent registered public accountants, and (f) reactivate its suspended reporting obligations under Section 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”)(collectively, “Preparatory Actions”).

Following that determination, as an initial step, the Company made arrangements to take the Preparatory Actions and, as a result, the operations of the Company through December 17, 2014 were focused on preparing the Company for reactivation of its suspended reporting obligations under Section 15(d) of the Exchange Act. On December 17, 2014, the Company re-activated is filing obligations under the Exchange Act by filing a Form 10-K for the fiscal year ended September 30, 2013 and Quarterly Reports on Form 10-Qs for the quarters ended December 31, 2013, March 31, 2014, and June 30, 2014.

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

We expect to pursue our search for a business opportunity primarily through our officers and directors, although other sources, such as professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and others, may present unsolicited proposals. Our activities are subject to several significant risks that arise primarily as a result of the fact that we have no specific target company or business and may acquire or participate in a business opportunity based on the decision of management which will, in all probability, act without the consent, vote, or approval of our shareholders. For a more detailed discussion of the manner in which we will pursue the search for and participation in a business venture, please see “Item 1: Business” of our Form 10-K filed for the fiscal year ended September 30, 2014.

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

We have negative working capital, negative shareholders’ equity and have not earned any revenues from operations. James K. Toomey, the Company’s principal stockholder and a director (“Mr. Toomey”), has loaned the Company monies in the past to cover our operations and Preparatory Actions. However, we have no formal commitment that he will continue to provide the Company with working capital sufficient until we consummate a merger or other business combination with a target company or business operation. We are currently devoting our efforts to locating such targets. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations. Our historical operating results disclosed in this Form 10-Q are not meaningful to our future results.

Going Concern Issues

In its report dated December 29, 2014, our auditors, Warren Averett, LLC expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. We have generated no operating revenues for the fiscal year ended September 30, 2014 or during the three-month period ending December 31, 2014 and we had an accumulated deficit of $2,419,270 as of December 31, 2014. Furthermore, at December 31, 2014, we had a retained deficit of $6,540,887 and a working capital deficit of $2,001,811. As a result of our working capital deficit and anticipated operating costs for the next 12 months, we do not have sufficient funds available to sustain our operations for a reasonable period without additional financing. Our continuation as a going concern is dependent upon future events, including our ability to raise additional capital and to generate positive cash flows.

Results of Operations

Comparison of Three Months Ended December 31, 2014 and 2013

Revenues. Because we currently do not have any business operations, we have not had any revenues during our fiscal quarters ended December 31, 2014 and December 31, 2013.

General and Administrative Expenses. We had operating expenses of $98,268 and $7,762 for the quarters ended December 31, 2014 and December 31, 2013, respectively. These expenses consisted of general and administrative expenses which were primarily comprised of professional fees associated with various corporate and accounting matters. The increase in such expenses for the year ended December 31, 2014 as compared to the same period last year was due to the increased level of activities undertaken to complete the Preparatory Actions and make all of the required filings with the SEC during the quarterly period ended December 31, 2014 to reactivate the Company’s suspended reporting obligations under Section 15(d) of the Exchange Act. Now that we have completed our Preparatory Actions, we anticipate that our general and administrative expenses will be reduced and remain relatively low until such time as we effect a merger or other business combination with an operating business, if at all.

Other Income. During the quarter ended December 31, 2014, we were able to obtain documentations to substantiate that certain notes payable were previously settled in full. Therefore, we recorded a gain on extinguishment of debt in the amount of $24,435 during the period.

Net Income (Loss). We incurred net losses for the quarters ended December 31, 2014 and 2013 of $73,833 and $7,762, respectively. The increase in net loss was directly attributable to an increase in general and administrative expenses incurred in connection with the completion of the Preparatory Actions. .

Liquidity and Capital Resources

At December 31, 2014, we had a working capital deficit of $2,001,811, compared to a working capital deficit of $1,963,543 at September 30, 2014. Current liabilities increased to $2,024,382 at December 31, 2014 from $1,986,920 at September 30, 2014 due to an increase in accounts payable. Total assets decreased from $23,377 at September 30, 2014 to $22,571 at December 31, 2014 primarily due to a decrease in prepaid expenses which was only partially offset by an increase in cash and cash equivalents.

We had no material commitments for capital expenditures as of December 31, 2014. However, if we are able to execute our business plan as anticipated in the future, we would likely incur substantial capital expenditures and require additional financing to fund such expenditures.

During the fiscal year ended September 30, 2014, the Company borrowed $90,000 from Mr. Toomey to pay for the Company’s ongoing business operations and to pay the costs associated with the Preparatory Actions. On October 24, 2014, the Company acknowledged and formalized these loans by entering into the October 2014 Note Agreement, by and between the Company and Mr. Toomey to evidence these loans made by Mr. Toomey to the Company. The October 2014 Note Agreement covers six different advances made by Mr. Toomey from October 2013 through September 2014, each of which is evidenced by a promissory note in favor of Mr. Toomey for the principal amount thereof (the “2014 Convertible Promissory Notes”). Each of the 2014 Convertible Promissory Notes bear fixed interest rates of 3.5% per annum, payable from the date of the actual loan. The outstanding principal and interest on each of these 2014 Convertible Promissory Notes are payable upon demand by Mr. Toomey; provided, however, that no demand for payment shall be made prior to earlier of: (a) June 1, 2015, and (b) thirty (30) calendar days after the Company reactivates its reporting obligations under Section 15(d) of the Exchange Act. The Company reactivated its reporting obligations under the Exchange Act on December 17, 2014. Each of these 2014 Convertible Promissory Notes were convertible into the common stock of the Company by Mr. Toomey at a conversion price equal to the average of the mean of the bid and asked prices of the shares for the ninety consecutive full trading days in which the shares were traded ending at the close of business of the fifth day preceding the conversion date; but only when, and if, sufficient shares of authorized common stock exists under the Company’s certificate of incorporation. However, we did not have a sufficient number of authorized shares to convert the 2014 Convertible Promissory Notes issued pursuant to the October 2014 Note Agreement under those conversion terms and as of the date hereof the underlying promissory notes have not yet been converted into shares of our common stock. Although we agreed in the October 2014 Note Agreement to promptly submit an amendment to the Company’s certificate of incorporation to our stockholders to increase the number of authorized shares, Mr. Toomey agreed to waive that requirement until June 30, 2016.

On December 19, 2014, Mr. Toomey advanced an additional $60,000 to the Company. These funds were used by the Company to pay for the Company’s ongoing business operations and to pay the costs associated with certain of the final Preparatory Actions. On February 10, 2015, the Company acknowledged and formalized this loan by entering into a Convertible Promissory Note Purchase Agreement, effective as of February 10, 2015 (the “February 2015 Note Agreement”), by and between the Company and Mr. Toomey, and issuing a convertible promissory note in favor of Mr. Toomey in aggregate principal amount of $60,000 bearing interest at a fixed rate of 3.5% per annum, payable from December 19, 2014, the date of that the actual loan was provided to the Company (the “February 2015 Promissory Note”). The February 2015 Promissory Note is convertible into shares of our common stock Company by Mr. Toomey at a fixed conversion price equal to $0.01 per share (subject to anti-dilution adjustments).

Because we do not have any revenues from operations, absent a merger or other business combination with an operating company or a public or private sale of our equity or debt securities, the occurrence of either of which cannot be assured, we will continue to be dependent upon future loans or equity investments from our present shareholders or management to fund operating shortfalls and do not foresee a change in this situation in the immediate future. We will attempt to raise capital for our current operational needs through loans from related parties, debt financing, equity financing or a combination of financing options. However, there are no existing understandings, commitments or agreements for extension of outstanding notes or an infusion of capital, and there are no assurances to that effect. Further, our need for capital may change dramatically if unknown claims or debts surface or if we acquire an interest in a business opportunity. There can be no assurances that any additional financings will be available to us on satisfactory terms and conditions, if at all. Unless we can obtain additional financing, our ability to continue as a going concern is doubtful. Although Mr. Toomey has provided the necessary funds for the Company in the past, there is no existing commitment to provide additional capital and he is unlikely to fund the Company to pay for any claims made against the Company for substantial debt claims or other obligations. In such situation, there can be no assurance that we shall be able to receive additional financing, and if we are unable to receive sufficient additional financing upon acceptable terms, it is likely that our business would cease operations or. at the very least, cease to be a reporting company under the Exchange Act.

Subsequent Events

Based on the limited trading in our common stock, it was difficult for the Company to reasonably determine the number of shares that may be issuable under its 2014 Convertible Promissory Notes. However, the conversion rate had ultimately resulted in there being an insufficient number of shares available for issuance to Mr. Toomey upon conversion of the 2014 Convertible Notes. On January 12, 2015, Mr. Toomey and the Company agreed in principle that it would be in the best interests of the Company to eliminate the floating conversion rate set forth in the 2014 Convertible Promissory Notes and to instead use a fixed conversion price of $0.01 per share (subject to certain anti-dilution protections), which price is in excess of the current market price for our common stock. An increase of the conversion rate to $0.01 would benefit the Company by (a) reducing the number of shares issuable upon conversion and, if converted, reducing the effective cost of such financings, and (b) eliminate the need to amend our Certificate of Incorporation to increase the number of authorized shares of Common Stock in order to satisfy the terms of the October 2014 Note Agreement and the 2014 Convertible Notes. On February 10, 2015, the parties entered into a First Amendment to the October 2014 Note Agreement to effectuate this agreement and the Company issued amended 2014 Convertible Notes to reflect the change in the conversion price and to add anti-dilution provisions.

As a result, the Company now has a sufficient number of authorized shares of Common Stock available for issuance to Mr. Toomey upon conversion of the 2014 Convertible Notes and the February 2015 Promissory Note, and such notes currently are convertible. Mr. Toomey has not yet executed his conversion rights and there is no assurance that he will exercise such rights.

Now that the Company has reactivated its suspended reporting obligations under the Exchange Act, former shareholders, officers, employees, creditors, or others may approach the Company and allege that there are outstanding claims for which the Company is responsible. In fact, the Company has been contacted by one shareholder suggesting that the Company may owe certain contractual obligations to that shareholder. However, the Company is unclear as to the nature of any such obligation and, in any event, does not believe that any obligations are owed to that shareholder. In view of the Company’s extremely limited resources, any such claims, if formally made, and/or proceedings commenced with respect thereto by such shareholder or any other third party or parties against the Company, would have a material adverse impact on the Company and may cause the Company to cease as a going concern. In such event, it is unlikely that the Company would be able to obtain any future financings from Mr. Toomey or others in order to maintain its current operations and it also would render unlikely that the Company would be able to pursue its business plan or that it will continue to be a reporting company under the Exchange Act.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “Smaller Reporting Company”, the Company is not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedure

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our sole officer and employee of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended). Based on that evaluation, our sole officer and employee concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2014 as a result of the material weakness in internal control over financial reporting because of inadequate segregation of duties over authorization, review and recording of transactions, as well as the financial reporting of such transactions. Although financial resources are limited, management continues to evaluate opportunities to mitigate the above material weaknesses. Despite the existence of these material weaknesses, we believe the financial information presented herein is materially correct and in accordance with generally accepted accounting principles.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended December 31, 2014, Mr. Toomey advanced the Company an aggregate of $60,000 on December 19, 2014 in exchange for the February 2015 Promissory Note, bearing fixed interest rates of 3.5% per annum, payable from the date of the actual loan. The February 2015 Promissory Note is convertible into the common stock of the Company by Mr. Toomey. As of the date hereof the underlying promissory note has not yet been converted into shares of our common stock. These funds from the amounts advanced by Mr. Toomey during the quarter ended December 31, 2014, were used by the Company to pay for the Company’s ongoing business operations and to pay the costs associated with certain of its the Preparatory Actions.

ITEM 3. DEFAULTS ON SECURITIES

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Although there are no legal proceedings pending or, to the knowledge of the Company, currently threatened or contemplated against it, now that the Company has reactivated its suspended reporting obligations under the Exchange Act, former shareholders, officers, employees, creditors, or others may allege that there are outstanding claims for which the Company is responsible. In fact, the Company has been contacted by one shareholder suggesting that the Company may owe certain contractual obligations to that shareholder. However, the Company is unclear as to the nature of any such obligation and, in any event, does not believe that any obligations are owed to that shareholder. In the case any such claims are formally made or presented to the Company by any third parties, we will review and analyze such claim on a case by case basis and respond to it as we deem appropriate.

ITEM 6. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibits
4.1	Convertible Promissory Note No. 10 in favor of James K. Toomey in principal amount of $60,000 for December 19, 2014 loan. *

4.2	Amended Convertible Promissory Note No. 4, dated February 10, 2015, in favor of James K. Toomey in principal amount of $10,000 for October 21, 2013 loan. *

4.3	Amended Convertible Promissory Note No. 5, dated February 10, 2015, in favor of James K. Toomey in principal amount of $10,000 for November 13, 2013. *

4.4	Amended Convertible Promissory Note No. 6, dated February 10, 2015, in favor of James K. Toomey in principal amount of $10,000 for January 13, 2014 loan. *

4.5	Amended Convertible Promissory Note No. 7, dated February 10, 2015, in favor of James K. Toomey in principal amount of $20,000 for April 24, 2014 loan. *

4.6	Amended Convertible Promissory Note No. 8, dated February 10, 2015, in favor of James K. Toomey in principal amount of $20,000 for May 22, 2014 loan. *

4.7	Amended Convertible Promissory Note No. 9, dated February 10, 2015, in favor of James K. Toomey in principal amount of $20,000 for September 17, 2014 loan. *

10.1	Convertible Promissory Note Purchase Agreement, effective as February 10, 2015, by and between Kingfish Holding Corporation and James K. Toomey. *

10.2	First Amendment to Convertible Promissory Note Purchase Agreement, effective as October 24, 2014, by and between Kingfish Holding Corporation and James K. Toomey. *

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(a)), with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014. *

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(a)), with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014. *

32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(b)). *

32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(b)). *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

 ___________

* Exhibit Filed Herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINGFISH HOLDING CORPORATION

Date: February 12, 2015	By:	/s/ Ted Sparling
Ted Sparling
Chief Executive Officer
(Principal Executive Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits
4.1	Convertible Promissory Note No. 10 in favor of James K. Toomey in principal amount of $60,000 for December 19, 2014 loan.*

4.2	Amended Convertible Promissory Note No. 4, dated February 10, 2015, in favor of James K. Toomey in principal amount of $10,000 for October 21, 2013 loan. *

4.3	Amended Convertible Promissory Note No. 5, dated February 10, 2015, in favor of James K. Toomey in principal amount of $10,000 for November 13, 2013. *

4.4	Amended Convertible Promissory Note No. 6, dated February 10, 2015, in favor of James K. Toomey in principal amount of $10,000 for January 13, 2014 loan. *

4.5	Amended Convertible Promissory Note No. 7, dated February 10, 2015, in favor of James K. Toomey in principal amount of $20,000 for April 24, 2014 loan. *

4.6	Amended Convertible Promissory Note No. 8, dated February 10, 2015, in favor of James K. Toomey in principal amount of $20,000 for May 22, 2014 loan. *

4.7	Amended Convertible Promissory Note No. 9, dated February 10, 2015, in favor of James K. Toomey in principal amount of $20,000 for September 17, 2014 loan. *

10.1	Convertible Promissory Note Purchase Agreement, effective as February 10, 2015, by and between Kingfish Holding Corporation and James K. Toomey. *

10.2	First Amendment to Convertible Promissory Note Purchase Agreement, effective as October 24, 2014, by and between Kingfish Holding Corporation and James K. Toomey. *

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(a)), with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014. *

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(a)), with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014. *

32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(b)). *

32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(b)). *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

____________

* Exhibit Filed Herewith

