Form 10-Q
period 2015-03-31
Kingfish Holding Corp
filed 2015-05-15
CIK 1374881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

As of May 13, 2015, the number of issued and outstanding shares of common stock of the registrant was 116,712,987.

KINGFISH HOLDING CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KINGFISH HOLDING CORPORATION

BALANCE SHEETS

MARCH 31, 2015 AND SEPTEMBER 30, 2014

	03/31/15
	(unaudited)	09/30/14

ASSETS

Current assets:
Cash	$23,296	$13,377
Prepaid expense	-	10,000

Total Assets	$23,296	$23,377

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$1,592,682	$1,596,886
Accrued expenses	390,034	390,034
Total Current Liabilities	1,982,716	1,986,920

Long Term Liabilities:
Notes payable	247,459	271,894
Convertible notes payable to related party	210,000	90,000
Rescission liability	20,000	20,000
Total Long Term Liabilities	477,459	381,894

Total Liabilities	2,460,175	2,368,814

Stockholders' Deficit:
Common stock, par $0.0001, 200,000,000 shares authorized, 116,712,987 shares issued and outstanding at March 31, 2015 and September 30, 2014, respectively	11,672	11,672
Paid in capital	4,129,945	4,129,945
Retained deficit	(6,558,496)	(6,467,054)
Rescission liability	(20,000)	(20,000)
	(2,436,879)	(2,345,437)

Total Liabilities and Stockholders' Deficit	$23,296	$23,377

The accompanying notes are an integral part of the financial statements

KINGFISH HOLDING CORPORATION

STATEMENTS OF OPERATIONS - UNAUDITED

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2015 AND 2014

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Expenses:
Insurance	$-	$5,000	$-	$10,000
Office supplies	30	-	30	-
Postage	46	92	88	91
Professional fees	17,533	21,161	114,761	23,853
Taxes and licenses	-	150	998	220
General and Administrative Expenses	17,609	26,403	115,877	34,164

Other Income:
Gain on exstinguishment of debt	-	-	24,435	-
Total Other Income	-	-	24,435	-

Net Loss Before Income Taxes	(17,609)	(26,403)	(91,442)	(34,164)

Provision for income taxes	-	-	-	-

Net Loss	$(17,609)	$(26,403)	$(91,442)	$(34,164)

Basic and diluted net loss per share	$0.00	$0.00	$0.00	$0.00

Basic and diluted weighted average common shares outstanding	116,712,987	116,712,987	116,712,987	116,712,987

The accompanying notes are an integral part of the financial statements.

KINGFISH HOLDING CORPORATION

STATEMENTS OF CASH FLOWS - UNAUDITED

FOR THE SIX MONTHS ENDED MARCH 31, 2015 AND 2014

	3/31/2015	3/31/2014
Cash Flows From Operating Activities:
Net loss	$(91,442)	$(34,164)
Adjustments to reconcile net loss to net cash used by operations:
Gain on extinguishment of debt	(24,435)	-
Changes in operating assets and liabilities:
Escrow held by attorney	-	1,053
Prepaid expenses	10,000	(9,004)
Accounts payable and accrued expenses	(4,204)	17,992
Net Cash flows used by operating activities	(110,081)	(24,123)

Cash Flows From Financing Activities:

Proceeds from convertible notes payable to related party	120,000	26,383
Net Cash flows from financing activities	120,000	26,383

Net Increase in Cash	9,919	2,260

Cash at the beginning of year	13,377	-

Cash at the end of the year	$23,296	$2,260

Non-cash Transaction Disclosures:

Common stock issued for common stock payable	$-	$50,000

The accompanying notes are an integral part of the financial statements.

KINGFISH HOLDING CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2015

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

The accompanying financial statements should be read in conjunction with the financial statements for the fiscal years ended September 30, 2014 and 2013 and notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014. Operating results for the three and six months ended March 31, 2015 and 2014 are not necessarily indicative of the results that may be expected for the entire year. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and six month periods ended March 31, 2015 and 2014, (b) the financial position at March 31, 2015, and (c) cash flows for the six month periods ended March 31, 2015 and 2014, have been made.

KINGFISH HOLDING CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2015

(unaudited)

2.      Summary of Significant Accounting Policies (continued):

The preparation of financial statements in accordance with Accounting Principles Generally Accepted in the United States of America contemplates that the Company will continue as a going concern, for a reasonable period. As reflected in the Company’s financial statements, the Company has a retained deficit of $6,558,496 on March 31, 2015. The Company used cash of ($110,081) and ($24,123) in operating activities during the six months ended March 31, 2015 and 2014, respectively. The Company has a working capital deficiency of ($1,959,420) at March 31, 2015 that is insufficient in management‘s view to sustain current levels of operations for a reasonable period without additional financing. These trends and conditions continue to raise substantial doubt surrounding the Company’s ability to continue as a going concern for a reasonable period. Ultimately, the Company’s ability to continue as a going concern is dependent upon management’s ability to continue to curtail current operating expense and obtain additional financing to augment working capital requirements and support acquisition plans. There can be no assurance that management will be successful in achieving these objectives or obtain financing under terms and conditions that are suitable. The accompanying financial statements do not include any adjustments associated with these uncertainties.

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

Cash:

Cash is maintained at a financial institution and, at times, balance may exceed federally insured limits. We have never experienced any losses related to the balance. Currently, the FDIC provides insurance coverage up to $250,000 per depositor at each financial institution and our cash balance did not exceed such coverage on March 31, 2015.

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

March 31, 2015

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

Net income (loss) per share:

Basic income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of outstanding common shares during the period of computation. Diluted loss per share gives effect to potentially dilutive common shares outstanding. The Company gives effect to these dilutive securities using the Treasury Stock Method. Potentially dilutive securities include convertible financial instruments. The Company gives effect to these dilutive securities using the If-Converted-Method. At March 31, 2015, convertible notes payable to related party of $210,000 can potentially convert into 21,000,000 shares of common stock. These shares have been excluded from the diluted net loss per share calculations because the effect of including them would be anti-dilutive.

3.      Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses are comprised of the followings:

	March 31, 2015	September 30, 2014

Accounts Payable	$1,592,682	$1,596,886
Accrued expenses	390,034	390,034
	$1,982,716	$1,986,920

As a result of the lack of documentation of payments or settlement agreements for reason described in Note 1, the Company was not able to definitively determine that approximately $1,972,000 and $1,997,000 these liabilities at March 31, 2015 and September 30, 2014, respectively, were settled with our vendors. Therefore, these liabilities will remain on the Company’s books until the statute of limitation expires which the Company estimates to be approximately 2015.

KINGFISH HOLDING CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2015

(unaudited)

4.      Notes Payable:

Notes payable consisted of the following at March 31, 2015 and September 30, 2014:

	03/31/2015	09/30/2014
4.9% Note payable due August 2010 (a)	$-	$13,246
Auto Loan (a)	-	11,189
Prime Plus 4.5%, 1,000,000 bank credit facility (b)	180,141	180,141
Loan on equipment	67,318	67,318
	$247,459	$271,894

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

March 31, 2015

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

On October 21, 2013, the Company entered into a convertible note with a director for $10,000. The note bears interest rate at 3.5% per annum and all unpaid principle and interest were due on demand by the director but no earlier than June 1, 2015 or 30 calendar days after the recommencement of the public company status as defined in the note agreement. The outstanding principle balance of the note is convertible into the Company’s shares of common stock at the conversion price of $0.01 per share.

On November 13, 2013, the Company entered into a convertible note with a director for $10,000. The note bears interest rate at 3.5% per annum and all unpaid principle and interest were due on demand by the director but no earlier than June 1, 2015 or 30 calendar days after the recommencement of the public company status as defined in the note agreement. The outstanding principle balance of the note is convertible into the Company’s shares of common stock at the conversion price of $0.01 per share.

On January 13, 2014, the Company entered into a convertible note with a director for $10,000. The note bears interest rate at 3.5% per annum and all unpaid principle and interest were due on demand by the director but no earlier than June 1, 2015 or 30 calendar days after the recommencement of the public company status as defined in the note agreement. The outstanding principle balance of the note is convertible into the Company’s shares of common stock at the conversion price of $0.01 per share.

On April 24, 2014, the Company entered into a convertible note with a director for $20,000. The note bears interest rate at 3.5% per annum and all unpaid principle and interest were due on demand by the director but no earlier than June 1, 2015 or 30 calendar days after the recommencement of the public company status as defined in the note agreement. The outstanding principle balance of the note is convertible into the Company’s shares of common stock at the conversion price of $0.01 per share.

KINGFISH HOLDING CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2015

(unaudited)

5.     Convertible Notes Payable to Related Party (continued):

On May 22, 2014, the Company entered into a convertible note with a director for $20,000. The note bears interest rate at 3.5% per annum and all unpaid principle and interest were due on demand by the director but no earlier than June 1, 2015 or 30 calendar days after the recommencement of the public company status as defined in the note agreement. The outstanding principle balance of the note is convertible into the Company’s shares of common stock at the conversion price of $0.01 per share.

On September 17, 2014, the Company entered into a convertible note with a director for $20,000. The note bears interest rate at 3.5% per annum and all unpaid principle and interest were due on demand by the director but no earlier than June 1, 2015 or 30 calendar days after the recommencement of public company status as defined in the note agreement. The outstanding principle balance of the note is convertible into the Company’s shares of common stock at the conversion price of $0.01 per share.

On February 10, 2015, the Company entered into a convertible note with a director for $60,000 advanced during the quarter ended December 31, 2014. The note bears interest rate at 3.5% per annum and all unpaid principle and interest were due on demand by the director but no earlier than June 1, 2015 or 30 calendar days after the recommencement of public company status as defined in the note agreement. The outstanding principle balance of the note is convertible into the Company’s shares of common stock at a fixed price of $.01 per share.

On May 13, 2015, the Company entered into a convertible note with a director for $20,000 advanced during the quarter ended March 31, 2015. The note bears interest rate at 3.5% per annum and all unpaid principle and interest were due on demand by the director but no earlier than June 1, 2015 or 30 calendar days after the recommencement of the public company status as defined in the note agreement. The outstanding principle balance of the note is convertible into the Company’s shares of common stock at the conversion price of $0.01 per share.

On May 13, 2015, the Company entered into a convertible note with a director for $40,000 advanced during the quarter ended March 31, 2015. The note bears interest rate at 3.5% per annum and all unpaid principle and interest were due on demand by the director but no earlier than June 1, 2015 or 30 calendar days after the recommencement of the public company status as defined in the note agreement. The outstanding principle balance of the note is convertible into the Company’s shares of common stock at the conversion price of $0.01 per share.

6.      Preferred Stock

The Company is authorized to issue up to 20,000,000 shares of Preferred Stock with designations, rights and preferences determined from time to time by our Board of Directors. Accordingly, our Board of Directors is empowered, without shareholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our Common Stock. The terms of the preferred stock have not been approved. As of March 31, 2015 and September 30, 2014, there was no Preferred Stock issued and outstanding, respectively.

KINGFISH HOLDING CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2015

(unaudited)

7.      Rescission Liability:

On November 20, 2009, the Company issued 2,000,000 shares of its common stock to pay for services valued at $20,000. The issuance of these shares was declared invalid by the court since they were issued by prior management who did not have the authority to do so since they were validly removed on November 16, 2009. These shares remained outstanding at March 31, 2015 and will be returned to the Company’s transfer agent upon locating the holder of these shares.

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

All written or oral forward-looking statements that are made or attributable to us are expressly qualified in their entirety by this cautionary notice. The forward-looking statements included herein are only made as of the date of this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015 (this “Form 10-Q”). We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

During the fiscal year ended September 30, 2012, our management concluded that it may be feasible to acquire a target company or business seeking the perceived advantages of being a publicly held corporation and ,as a result, our management determined that it should explore opportunities to acquire other assets or business operations that will maximize shareholder value. However, it was determined that prior to undertaking a search for any such acquisition opportunities, the Company should take the steps necessary to (a) reconstitute a full board of directors, (b) update and complete its corporate records and corporate governance documents, including the payment of any franchise fees and taxes owed to the State of Delaware, (c) satisfy all its obligations owed to its transfer agent, (e) obtain an audit of its financial statements by independent registered public accountants, and (f) reactivate its suspended reporting obligations under Section 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) (collectively, “Preparatory Actions”).

Following that determination, as an initial step, the Company made arrangements to take the Preparatory Actions and, as a result, the operations of the Company through December 17, 2014 were focused on preparing the Company for reactivation of its suspended reporting obligations under Section 15(d) of the Exchange Act. On December 17, 2014, the Company re-activated its filing obligations under the Exchange Act by filing a Form 10-K for the fiscal year ended September 30, 2013 and Quarterly Report on Forms 10-Q for the quarters ended December 31, 2013, March 31, 2014, and June 30, 2014 (the “Reactivation Date”).

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

We expect to pursue our search for a business opportunity primarily through our officers and directors, although other sources, such as professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and others, may present unsolicited proposals. Our activities are subject to several significant risks that arise primarily as a result of the fact that we have no specific target company or business and may acquire or participate in a business opportunity based on the decision of management which will, in all probability, act without the consent, vote, or approval of our shareholders. For a more detailed discussion of the manner in which we will pursue the search for and participation in a business venture, please see “Item 1: Business” of our Form 10-K filed the fiscal year ended September 30, 2014.

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

We have negative working capital, negative shareholders’ equity and have not earned any revenues from operations since the fiscal year ended September 30, 2014. James K. Toomey, the Company’s principal stockholder and a director (“Mr. Toomey”), has loaned the Company monies in the past to cover our operations and Preparatory Actions. However, we have no formal commitment that he will continue to provide the Company with working capital sufficient until we consummate a merger or other business combination with a target company or business operation. We are currently devoting our efforts to locating such targets. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations. Our historical operating results disclosed in this Form 10-Q are not meaningful to our future results.

Going Concern Issues

In its report dated December 29, 2014, our auditors, Warren Averett, LLC expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. We have generated no operating revenues for the fiscal year ended September 30, 2014 or during the six-months ended March 31, 2015, and we had an accumulated deficit of $2,436,879 as of March 31, 2015. Furthermore, at March 31, 2015, we had a retained deficit of $6,558,496 and a working capital deficit of $1,959,420. As a result of our working capital deficit and anticipated operating costs for the next 12 months, we do not have sufficient funds available to sustain our operations for a reasonable period without additional financing. Our continuation as a going concern is dependent upon future events, including our ability to raise additional capital and to generate positive cash flows.

Results of Operations

Comparison of Three Months Ended March 31, 2015 and 2014

Revenues. Because we currently do not have any business operations, we have not had any revenues during the three months ended March 31, 2015 and March 31, 2014.

General and Administrative Expenses. We had operating expenses of $17,609 and $26,403 for the three months ended March 31, 2015 and March 31, 2014, respectively. These expenses consisted of general and administrative expenses which were primarily comprised of professional fees associated with various corporate and accounting matters. The decrease in such expenses for the three months ended March 31, 2015 as compared to the same period ended March 31, 2014 last year was due to the increased level of activities taken in 2014 to complete the Preparatory Actions and make all of the required filings with the SEC to reactivate the Company’s suspended reporting obligations under Section 15(d) of the Exchange Act. Following completion of these activities in the quarter ended December 31, 2014, our general and administrative expenses have decreased and are anticipated to remain relatively low until such time as we effect a merger or other business combination with an operating business, if at all.

Net Income (Loss). We incurred net losses for the three months ended March 31, 2015 and March 31, 2014 of $17,609 and $26,403, respectively. The decrease in net loss was directly attributable to a redirection of general and administrative expenses following the Reactivation Date.

Comparison of Six Months Ended March 31, 2015 and 2014

Revenues. Because we currently do not have any business operations, we have not had any revenues during the six months ended March 31, 2015 and March 31, 2014.

General and Administrative Expenses. We had operating expenses of $115,877 and $34,164 for the six months ended March 31, 2015 and March 31, 2014, respectively. These expenses consisted of general and administrative expenses which were primarily comprised of professional fees associated with various corporate and accounting matters. The increase in such expenses for the six months ended March 31, 2015 as compared to the same period ended March 31, 2014 was due to the increased level of activities taken in the quarter ended December 31, 2014 to complete the Preparatory Actions and make all of the required filings with the SEC to reactivate the Company’s suspended reporting obligations under Section 15(d) of the Exchange Act. Following the Reactivation Date our general and administrative expenses have decreased and are anticipated to remain relatively low until such time as we effect a merger or other business combination with an operating business, if at all.

Other Income. During the quarter ended December 31, 2014, we were able to obtain documentation to substantiate that certain notes payable were previously settled in full. Therefore, we recorded a gain on extinguishment of debt in the amount of $24,435 during the first quarter of the six month period ended March 31, 2015.

Net Income (Loss). We incurred net losses for the six months ended March 31, 2015 and March 31, 2014 of $91,442 and $34,164, respectively. The increase in net loss was directly attributable to an increase in general and administrative expenses in connection with the Preparatory Actions taken prior to the Reactivation Date.

Liquidity and Capital Resources

At March 31, 2015, we had a working capital deficit of $1,959,420 compared to a working capital deficit of $1,963,543 at September 30, 2014. Current liabilities decreased to $1,982,716 at March 31, 2015 from $1,986,920 at September 30, 2014 due to a decrease in accounts payable. Total assets decreased from $23,377 at September 30, 3014 to $23,296 at March 31, 2015 due to a decreased in prepaid expenses of $10,000, particularly offset by a $9,919 increase in cash.

We had no material commitments for capital expenditures as of March 31, 2015. However, if we are able to execute our business plan as anticipated in the future, we would likely incur substantial capital expenditures and require additional financing to fund such expenditures.

During six months ended March 31, 2015, we received the following financings:

•   on December 19, 2014, Mr. Toomey advanced $60,000 to the Company;

•   on March 5, 2015, Mr. Toomey advanced $20,000 to the Company; and

•   on March 16, 2015, Mr. Toomey advanced $40,000 to the Company.

These funds were used by the Company to pay for the Company’s ongoing business operations, consisting primarily of professional fees, and to pay the costs associated with certain of its the Preparatory Actions through the Reactivation Date.

The funds advanced on December 19, 2014, were acknowledged and formalized by the parties pursuant to a Convertible Promissory Note Purchase Agreement, effective as of February 10, 2015 (the “February 2015 Note Agreement”), by and between the Company and Mr. Toomey, and issuing a convertible promissory note in favor of Mr. Toomey in aggregate principal amount of $60,000 bearing interest at a fixed rate of 3.5% per annum, payable from December 19, 2014, the date of that the actual loan was provided to the Company (the “February 2015 Promissory Note”). The February 2015 Promissory Note is due upon demand, but no earlier than June 1, 2015, and is convertible into shares of our common stock Company by Mr. Toomey at a fixed conversion price equal to $0.01 per share (subject to anti-dilution adjustments).

The funds advanced in March 2015 were acknowledged and formalized by the parties pursuant to a Convertible Promissory Note Purchase Agreement, effective as of May 13, 2015 (the “May 2015 Note Agreement”), by and between the Company and Mr. Toomey. Each of the advances made in March 2015 by Mr. Toomey in the amounts of $20,000 and $40,000 are evidenced by convertible promissory notes in favor of Mr. Toomey for the principal amount thereof, bearing fixed interest rates of 3.5% per annum, payable from the date of the actual advance (the “May 2015 Promissory Notes”). The May 2015 Promissory Notes are due upon demand, but no earlier than June 1, 2015, and are convertible into shares of our common stock Company by Mr. Toomey at a fixed conversion price equal to $0.01 per share (subject to anti-dilution adjustments).

Mr. Toomey has not yet executed his conversion rights under the February 2015 Promissory Note or any of the May 2015 Promissory Notes and there is no assurance that he will exercise such rights.

Because we do not have any revenues from operations, absent a merger or other business combination with an operating company or a public or private sale of our equity or debt securities, the occurrence of either of which cannot be assured, we will continue to be dependent upon future loans or equity investments from our present shareholders or management to fund operating shortfalls and do not foresee a change in this situation in the immediate future. We will attempt to raise capital for our current operational needs through loans from related parties, debt financing, equity financing or a combination of financing options. However, there are no existing understandings, commitments or agreements for extension of outstanding notes or an infusion of capital, and there are no assurances to that effect. Further, our need for capital may change dramatically if unknown claims or debts surface or if we acquire an interest in a business opportunity. There can be no assurances that any additional financings will be available to us on satisfactory terms and conditions, if at all. Unless we can obtain additional financing, our ability to continue as a going concern is doubtful. Although Mr. Toomey has provided the necessary funds for the Company in the past, there is no existing commitment to provide additional capital and he is unlikely to fund the Company to pay for any claims made against the Company for substantial debts or other obligations. In such situation, there can be no assurance that we shall be able to receive additional financing, and if we are unable to receive sufficient additional financing upon acceptable terms, it is likely that our business would cease operations or, at the very least, cease to be a reporting Company under the Exchange Act.

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

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our sole officer and employee of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended). Based on that evaluation, our sole officer and employee concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2015 as a result of the material weakness in internal control over financial reporting because of inadequate segregation of duties over authorization, review and recording of transactions, as well as the financial reporting of such transactions. Although financial resources are limited, management continues to evaluate opportunities to mitigate the above material weaknesses. Despite the existence of these material weaknesses, we believe the financial information presented herein is materially correct and in accordance with generally accepted accounting principles.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2015, Mr. Toomey advanced the Company $20,000 on March 5, 2015 and $40,000 on March 16, 2015 in exchange for the March 2015 Promissory Notes, bearing fixed interest rates of 3.5% per annum, payable from the date of the actual advance. Each of the March 2015 Promissory Notes is convertible into the common stock of the Company by Mr. Toomey at a fixed conversion price of $0.01 per share. These funds from the amounts advanced by Mr. Toomey during the quarter ended March 31, 2015, were used by the Company to pay for the Company’s ongoing business operations, consisting primarily of professional fees.

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

ITEM 6. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibits
4.1	Convertible Promissory Note No. 11 in favor of James K. Toomey in principal amount of $20,000 for March 5, 2015 loan.*

4.1	Convertible Promissory Note No. 12 in favor of James K. Toomey in principal amount of $40,000 for March 16, 2015 loan.*

10.1	Convertible Promissory Note Purchase Agreement, effective as May 13, 2015, by and between Kingfish Holding Corporation and James K. Toomey.*

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(a)), with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.*

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(a)), with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.*

32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(b)).*

32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(b)).*

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

_________

* Exhibit Filed Herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINGFISH HOLDING CORPORATION

Date: May 13, 2015	By	/s/ Ted Sparling
Ted Sparling
Chief Executive Officer (Principal Executive Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits
4.1	Convertible Promissory Note No. 11 in favor of James K. Toomey in principal amount of $20,000 for March 5, 2015 loan. *

4.2	Convertible Promissory Note No. 12 in favor of James K. Toomey in principal amount of $40,000 for March 16, 2015 loan. *

10.1	Convertible Promissory Note Purchase Agreement, effective as May 13, 2015, by and between Kingfish Holding Corporation and James K. Toomey. *

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(a)), with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 *

31.2

Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(a)), with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 *

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

