Form 10-Q
period 2015-06-30
Kingfish Holding Corp
filed 2015-08-13
CIK 1374881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

As of August 12, 2015, the number of issued and outstanding shares of common stock of the registrant was 116,712,987.

KINGFISH HOLDING CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KINGFISH HOLDING CORPORATION

BALANCE SHEETS

JUNE 30, 2015 AND SEPTEMBER 30, 2014

	06/30/15	09/30/14
	(unaudited)

ASSETS
Current assets:
Cash	$5,518	$13,377
Prepaid expense	-	10,000

Total Assets	$5,518	$23,377

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$1,592,419	$1,596,886
Accrued expenses	390,034	390,034
Total Current Liabilities	1,982,453	1,986,920

Long Term Liabilities:
Notes payable	247,459	271,894
Convertible notes payable to related party	210,000	90,000
Rescission liability	20,000	20,000
Total Long Term Liabilities	477,459	381,894

Total Liabilities	2,459,912	2,368,814

Stockholders' Deficit:
Common stock, par $0.0001, 200,000,000 shares authorized, 116,712,987 shares issued and outstanding at June 30, 2015 and September 30, 2014, respectively	11,672	11,672
Paid in capital	4,129,945	4,129,945
Retained deficit	(6,576,011)	(6,467,054)
Rescission liability	(20,000)	(20,000)
	(2,454,394)	(2,345,437)

Total Liabilities and Stockholders' Deficit	$5,518	$23,377

The accompanying notes are an integral part of the financial statements.

KINGFISH HOLDING CORPORATION

STATEMENTS OF OPERATIONS - UNAUDITED

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2015 AND 2014

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Expenses:
Insurance	$-	$5,000	$-	$15,000
Office supplies	-	-	30	-
Postage	-	-	88	-
Finance charge	-	-	-	91
Professional fees	17,365	26,326	132,126	50,180
Taxes and licenses	150	-	1,148	220
General and Administrative Expenses	17,515	31,326	133,392	65,491

Other Income:
Gain on exstinguishment of debt	-	-	24,435	-
Total Other Income	-	-	24,435	-

Net Loss Before Income Taxes	(17,515)	(31,326)	(108,957)	(65,491)

Provision for income taxes	-	-	-	-

Net Loss	$(17,515)	$(31,326)	$(108,957)	$(65,491)

Basic and diluted net loss per share	$0.00	$0.00	$0.00	$0.00

Basic and diluted weighted average common shares outstanding	116,712,987	116,712,987	116,712,987	116,712,987

The accompanying notes are an integral part of the financial statements.

KINGFISH HOLDING CORPORATION

STATEMENTS OF CASH FLOWS - UNAUDITED

FOR THE NINE MONTHS ENDED JUNE 30, 2015 AND 2014

	6/30/2015	6/30/2014
Cash Flows From Operating Activities:
Net (loss)	$(108,957)	$(65,491)
Adjustments to reconcile net loss to net cash used by operations:
Gain on extinguishment of debt	(24,435)	-
Changes in operating assets and liabilities:
Escrow held by attorney	-	1,109
Prepaid expenses	10,000	(7,588)
Accounts payable and accrued expenses	(4,467)	15,000
Net Cash flows used by operating activities	(127,859)	(56,970)

Cash Flows From Financing Activities:

Proceeds from convertible notes payable to related party	120,000	66,383
Net Cash flows from financing activities	120,000	66,383

Net Increase (Decrease) in Cash	(7,859)	9,413

Cash at the beginning of year	13,377	-

Cash at the end of the year	$5,518	$9,413

Non-cash Transaction Disclosures:

Common stock issued for common stock payable	$-	$50,000

The accompanying notes are an integral part of the financial statements.

KINGFISH HOLDING CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2015

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

The Company discontinued operations in 2009, sold our last subsidiary in May 2010 and effected a change in management and control at the same time. As part of this transition, former management took possession of the majority of the accounting and corporate records. The Company’s last annual report Form 10-KSB for the year ended September 30, 2008 was filed with the Securities and Exchange Commission (SEC) on December 29, 2008 and the Company’s last quarterly report Form 10-Q for the period ended June 30, 2009 was filed with the SEC on August 19, 2009.

On December 17, 2014, the Company reactivated its suspended reporting obligations under Section 15(d) of the Exchange Act by filing a Form 10-K for the fiscal year ended September 30, 2013 and 2012 and Forms 10-Q for the quarters ended December 31, 2013, March 31, 2014 and June 30, 2014. The Company's activities are subject to significant risks and uncertainties, including failing to secure additional funding to reorganize and finding a suitable candidate to participate in its renewable energy initiatives.

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

The accompanying financial statements should be read in conjunction with the financial statements for the fiscal years ended September 30, 2014 and 2013 and notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014. Operating results for the three and nine months ended June 30, 2015 and 2014 are not necessarily indicative of the results that may be expected for the entire year. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and nine month periods ended June 30, 2015 and 2014, (b) the financial position at June 30, 2015, and (c) cash flows for the nine month periods ended June 30, 2015 and 2014, have been made.

KINGFISH HOLDING CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2015

(unaudited)

2. Summary of Significant Accounting Policies (continued):

The preparation of financial statements in accordance with U.S. GAAP contemplates that the Company will continue as a going concern, for a reasonable period. As reflected in the Company’s financial statements, the Company has a retained deficit of $6,576,011 on June 30, 2015. The Company used cash of ($127,859) and ($56,970) in operating activities during the nine months ended June 30, 2015 and 2014, respectively. The Company has a working capital deficiency of ($1,976,935) at June 30, 2015 that is insufficient in management‘s view to sustain current levels of operations for a reasonable period without additional financing. These trends and conditions continue to raise substantial doubt surrounding the Company’s ability to continue as a going concern for a reasonable period. Ultimately, the Company’s ability to continue as a going concern is dependent upon management’s ability to continue to curtail current operating expense and obtain additional financing to augment working capital requirements and support acquisition plans. There can be no assurance that management will be successful in achieving these objectives or obtain financing under terms and conditions that are suitable. The accompanying financial statements do not include any adjustments associated with these uncertainties.

Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash:

Cash is maintained at a financial institution and, at times, balance may exceed federally insured limits. We have never experienced any losses related to the balance. Currently, the FDIC provides insurance coverage up to $250,000 per depositor at each financial institution and our cash balance did not exceed such coverage on June 30, 2015.

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

June 30, 2015

(unaudited)

2. Summary of Significant Accounting Policies (continued):

Net income (loss) per share:

Basic income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of outstanding common shares during the period of computation. Diluted loss per share gives effect to potentially dilutive common shares outstanding. The Company gives effect to these dilutive securities using the Treasury Stock Method. Potentially dilutive securities include convertible financial instruments. The Company gives effect to these dilutive securities using the If-Converted-Method. At June 30, 2015, convertible notes payable to related party of $210,000 can potentially convert into 21,000,000 shares of common stock. These shares have been excluded from the diluted net loss per share calculations because the effect of including them would be anti-dilutive.

3. Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses are comprised of the followings:

	June 30, 2015	September 30, 2014

Accounts Payable	$1,592,419	$1,596,886
Accrued expenses	390,034	390,034
	$1,982,453	$1,986,920

As a result of the lack of documentation of payments or settlement agreements for reason described in Note 1, the Company was not able to definitively determine that approximately $1,972,000 and $1,977,000 these liabilities at June 30, 2015 and September 30, 2014, respectively, were settled with our vendors. Therefore, these liabilities will remain on the Company’s books until the statute of limitation expires which the Company estimates to be approximately in fiscal year 2015.

4. Notes Payable:

Notes payable consisted of the following at June 30, 2015 and September 30, 2014:

	06/30/2015	09/30/2014

4.9% Note payable due August 2010 (a)	$-	$13,246
Auto Loan (a)		11,189
Prime Plus 4.5%, 1,000,000 bank credit facility (b)	180,141	180,141
Loan on equipment	67,318	67,318
	$247,459	$271,894

KINGFISH HOLDING CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2015

(unaudited)

4. Notes Payable (continued):

(a)	Documentation was obtained substantiating that these notes were satisfied in full. Therefore, the company recorded a gain on extinguishment of debt of $24,435 during the quarter ended December 31, 2014.

(b)	On May 14, 2008, the Company entered into an agreement with a financial institution to provide up to $1,000,000 in secured credit, subject to certain limitations. This facility replaced a previous facility with another bank that had a limit of $300,000. Under this new facility, the Company was permitted to draw on an advance of up to 80% of certain eligible accounts receivable arising from our manufactured products segment.

The interest rate was prime plus 4.5%. The line was secured by the accounts receivable, inventory, and the unencumbered fixed assets of that segment. As part of the transaction, the lender was granted 150,000 shares of common stock having a fair market value of $15,000.

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

KINGFISH HOLDING CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2015

(unaudited)

5. Convertible Notes Payable to Related Party (continued):

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

June 30, 2015

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

Based on the Company’s stock price at the respective commitments dates, the Company determined that the above convertible notes did not have a beneficial conversion feature to the note holder.

6. Preferred Stock

The Company is authorized to issue up to 20,000,000 shares of Preferred Stock with designations, rights and preferences determined from time to time by our Board of Directors. Accordingly, our Board of Directors is empowered, without shareholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our Common Stock. The terms of the preferred stock have not been approved. As of June 30, 2015 and September 30, 2014, there was no Preferred Stock issued and outstanding, respectively.

7. Rescission Liability:

On November 20, 2009, the Company issued 2,000,000 shares of its common stock to pay for services valued at $20,000. The issuance of these shares was declared invalid by the court since they were issued by prior management who did not have the authority to do so since they were validly removed on November 16, 2009. These shares remained outstanding at June 30, 2015 and will be returned to the Company’s transfer agent upon locating the holder of these shares.

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

Recent accounting pronouncements issued by the FASB, the AICPA and the SEC did not or are not believed by management to have a material effect on the Company’s present or future financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this quarterly report. Historical results and trends which might appear should not be taken as indicative of future operations. Our results of operations and financial condition, as reflected in the accompanying statements and related notes, are subject to management’s evaluation and interpretations of business conditions, changing market conditions and other factors.

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

All written or oral forward-looking statements that are made or attributable to us are expressly qualified in their entirety by this cautionary notice. The forward-looking statements included herein are only made as of the date of this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015 (this “Form 10-Q”). We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Following that determination, as an initial step, the Company made arrangements to take the Preparatory Actions and, as a result, the operations of the Company through December 17, 2014 were focused on preparing the Company for reactivation of its suspended reporting obligations under Section 15(d) of the Exchange Act. On December 17, 2014, the Company re-activated its filing obligations under the Exchange Act by filing a Form 10-K for the fiscal years ended September 30, 2013 and 2012 and Quarterly Report on Forms 10-Q for the quarters ended December 31, 2013, March 31, 2014, and June 30, 2014 (the “Reactivation Date”).

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

Going Concern Issues

In its report dated December 29, 2014, our auditors, Warren Averett, LLC expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. We have generated no operating revenues for the fiscal year ended September 30, 2014 or during the nine-months ended June 30, 2015, and we had an accumulated deficit of $2,454,394 as of June 30, 2015. Furthermore, at June 30, 2015, we had a retained deficit of $6,576,011 and a working capital deficit of $1,976,935. As a result of our working capital deficit and anticipated operating costs for the next 12 months, we do not have sufficient funds available to sustain our operations for a reasonable period without additional financing. Our continuation as a going concern is dependent upon future events, including our ability to raise additional capital and to generate positive cash flows.

Results of Operations

Comparison of Three Months Ended June 30, 2015 and 2014

Revenues. Because we currently do not have any business operations, we have not had any revenues during the three months ended June 30, 2015 and June 30, 2014.

General and Administrative Expenses. We had operating expenses of $17,515 and $31,326 for the three months ended June 30, 2015 and June 30, 2014, respectively. These expenses consisted of general and administrative expenses which were primarily comprised of professional fees associated with various corporate and accounting matters. The decrease in such expenses for the three months ended June 30, 2015 as compared to the same period ended June 30, 2014 last year was due to the increased level of activities taken in 2014 to complete the Preparatory Actions and make all of the required filings with the SEC to reactivate the Company’s suspended reporting obligations under Section 15(d) of the Exchange Act. Following completion of these activities in the quarter ended December 31, 2014, our general and administrative expenses have decreased and are anticipated to remain relatively low until such time as we effect a merger or other business combination with an operating business, if at all.

Net Income (Loss). We incurred net losses for the three months ended June 30, 2015 and June 30, 2014 of $17,515 and $31,326, respectively. The decrease in net loss was directly attributable to a redirection of general and administrative expenses following the Reactivation Date.

Comparison of Nine Months Ended June 30, 2015 and 2014

Revenues. Because we currently do not have any business operations, we have not had any revenues during the nine months ended June 30, 2015 and June 30, 2014.

General and Administrative Expenses. We had operating expenses of $133,392 and $65,491 for the nine months ended June 30, 2015 and June 30, 2014, respectively. These expenses consisted of general and administrative expenses which were primarily comprised of taxes and licenses and professional fees associated with various corporate and accounting matters. The increase in such expenses for the nine months ended June 30, 2015 as compared to the same period ended June 30, 2014 was due to the increased level of activities taken in the quarter ended December 31, 2014 to complete the Preparatory Actions and make all of the required filings with the SEC to reactivate the Company’s suspended reporting obligations under Section 15(d) of the Exchange Act. Following the Reactivation Date our general and administrative expenses have decreased and are anticipated to remain relatively low until such time as we effect a merger or other business combination with an operating business, if at all.

Other Income. During the quarter ended December 31, 2014, we were able to obtain documentation to substantiate that certain notes payable were previously settled in full. Therefore, we recorded a gain on extinguishment of debt in the amount of $24,435 during the first quarter of the nine month period ended June 30, 2015.

Net Income (Loss). We incurred net losses for the nine months ended June 30, 2015 and June 30, 2014 of $108,957 and $65,491, respectively. The increase in net loss was directly attributable to an increase in general and administrative expenses in connection with the Preparatory Actions taken prior to the Reactivation Date.

Liquidity and Capital Resources

At June 30, 2015, we had a working capital deficit of $1,976,935 compared to a working capital deficit of $1,963,543 at September 30, 2014. Current liabilities decreased to $1,982,453 at June 30, 2015 from $1,986,920 at September 30, 2014 due to a decrease in accounts payable. Total assets decreased from $23,377 at September 30, 3014 to $5,518 at June 30, 2015 due to a $7,859 decrease in cash and a $10,000 decrease in prepaid expenses.

We had no material commitments for capital expenditures as of June 30, 2015. However, if we are able to execute our business plan as anticipated in the future, we would likely incur substantial capital expenditures and require additional financing to fund such expenditures.

During nine months ended June 30, 2015, we received the following financings:

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

Mr. Toomey has historically converted past promissory notes. However, he has not yet executed his conversion rights under the February 2015 Promissory Note or any of the May 2015 Promissory Notes and there is no assurance that he will exercise such rights.

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

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our sole officer and employee of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended). Based on that evaluation, our sole officer and employee concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2015 as a result of the material weakness in internal control over financial reporting because of inadequate segregation of duties over authorization, review and recording of transactions, as well as the financial reporting of such transactions. Although financial resources are limited, management continues to evaluate opportunities to mitigate the above material weaknesses. Despite the existence of these material weaknesses, we believe the financial information presented herein is materially correct and in accordance with generally accepted accounting principles.

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

Not Applicable

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

ITEM 6. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(a)), with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015. *

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(a)), with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015. *

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

__________

* Exhibit Filed Herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINGFISH HOLDING CORPORATION

Date: August 12, 2015	By:	/s/ Ted Sparling
Ted Sparling
Chief Executive Officer
(Principal Executive Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(a)), with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015. *

31.2

Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(a)), with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015. *

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

__________

* Exhibit Filed Herewith

