Form 10-K
period 2015-09-30
Kingfish Holding Corp
filed 2015-12-22
CIK 1374881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2015

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

(Registrant's Telephone Number, Including Area Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer:	☐	Accelerated Filer:	☐
Non-Accelerated Filer:	☐	Smaller Reporting Company:	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of December 18, 2015, was approximately $70,277 as computed by reference to the closing price of the common stock as quoted by the OTC Markets Group, Inc. on the pink sheets in their OTC Pink - No Information tier on such date.

As of December 18, 2015, the number of issued and outstanding shares of common stock of the registrant was 120,712,987.

Documents Incorporated By Reference: None

Kingfish Holding Corporation

ANNUAL REPORT ON FORM 10-K

For The
Fiscal Year Ended September 30, 2015

A NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (including the exhibits hereto) contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as statements relating to our financial condition, results of operations, plans, objectives, future performance or expectations, and business operations. These statements relate to expectations concerning matters that are not historical fact. Accordingly, statements that are based on management's projections, estimates, assumptions, and judgments constitute forward-looking statements. These forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "plan," "estimate," "approximately," "intend," "objective," "goal," "project," and other similar words and expressions, or future or conditional verbs such as "will," "should," "would," "could," and "may." These forward-looking statements are based largely on information currently available to our management and on our current expectations, assumptions, plans, estimates, judgments and projections about our business and our industry, and such statements involve inherent risks and uncertainties. Although we believe our expectations are based on reasonable estimates and assumptions, they are not guarantees of performance and there are a number of known and unknown risks, uncertainties, contingencies, and other factors (many of which are outside our control) which may cause actual results, performance, or achievements to differ materially from those expressed or implied by such forward-looking statements. Accordingly, there is no assurance that our expectations will in fact occur or that our estimates or assumptions will be correct, and we caution investors and all others not to place undue reliance on such forward-looking statements.

These potential risks and uncertainties include, but are not limited to, our ability to identify, secure and obtain suitable and sufficient financing to continue as a going concern; our ability to identify, enter into and close an appropriate a merger, acquisition, or other combination transaction with a business prospect; economic, political and market conditions; the general scrutiny and limitations placed on "blank check" and "shell" companies under applicable governmental regulatory oversight; interest rate risk; government and industry regulation that might affect future operations; potential change of control transactions resulting from merger, acquisition, or combination with a business prospect; the potential dilution in our equity (both economically and in voting power) that might result from future financing or from merger, acquisition, or combination activities; and other factors.

All written or oral forward-looking statements that are made or attributable to us are expressly qualified in their entirety by this cautionary notice. The forward-looking statements included herein are only made as of the date of this Annual Report on Form 10-K for the fiscal year ended September 30, 2015 (this "Form 10-K"). We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS

Background

Kingfish Holding Corporation ("us", "our", "we", the "Company" or "Kingfish") was incorporated in the State of Delaware on April 11, 2006 as Offline Consulting Inc. We became Kesselring Holding Corporation ("Kesselring Holding") on June 8, 2007 and on November 25, 2014 we changed our name to Kingfish Holding Corporation. The principal executive offices of the Company are located at 2641 49th Street, Sarasota, Florida 34234, and our telephone number is (941) 870-2986.

On May 18, 2007, we entered into a reverse merger transaction pursuant to a Share Exchange Agreement whereby we acquired Kesselring Corporation, a Florida corporation, that was engaged in the business of homebuilding and restoration operations in central Florida and in the manufacture of building products from operations located in the State of Washington. Following the completion of the reverse merger transaction, the Company formed a wholly-owned subsidiary named Kesselring Holding Corporation, a Delaware corporation, and engaged in a merger transaction with this subsidiary, pursuant to which the Company was the surviving entity, to effect a name change of the Company from "Offline Consulting, Inc." to "Kesselring Holding Corporation." A Certificate of Ownership was filed with the Secretary of State of the State of Delaware, effective as of June 8, 2007.

During the fiscal year ended September 30, 2010, the Company defaulted on its loan agreements with AMI Holdings, Inc., a corporation controlled by James K. Toomey, an officer and director of the Company ("Mr. Toomey"), and certain of his relatives ("AMI"), and on May 24, 2010 AMI foreclosed on and took possession of all of the Company's then-existing operating entities. In addition, in order settle an indebtedness with Gary E. King, a former officer and director of the Company, and to Kenneth Craig, the Company's then-President, on May 24, 2010, the Company sold its remaining assets to an entity affiliated with Mr. King. Following the foreclosure and this sale of assets, the Company no longer held any operating entities and was not engaged in any business operations.

On September 16, 2011, the Company, having only 69 holders of record and no significant assets, filed a Form 15 with the U.S. Securities and Exchange Commission (the "Commission") to terminate the registration of its common stock under Section 12 of the Exchange Act and to suspend its reporting obligations under Section 15(d) of the Exchange Act.

Subsequently, our remaining management concluded that it may be feasible to acquire a target company or business seeking the perceived advantages of being a publicly held corporation and, as a result, our management determined that it should explore opportunities to acquire other assets or business operations that will maximize shareholder value. In order to move this plan forward, management determined that, prior to undertaking a search for any such acquisition opportunities, the Company should take the steps necessary to (a) reconstitute a full board of directors, (b) update and complete its corporate records and corporate governance documents, including the payment of any franchise fees and taxes owed to the State of Delaware, (c) satisfy all its obligations owed to its transfer agent, (d) obtain an audit of its financial statements by independent registered public accountants, and (e) reactivate its suspended reporting obligations under Section 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") which had been suspended since 2011 (all such actions, collectively, the "Reactivation Activities").

On December 17, 2014, the Company completed its Reactivation Activities and re-activated is filing obligations under the Exchange Act.

Commencing in late 2012 and continuing through the date of the filing of this Form 10-K, Mr. Toomey has loaned to the Company the funds necessary to pay for the costs associated with the Reactivation Activities and compliance with its filings under the Exchange Act (primarily professional fees). In order to limit the Company's debt burdens, these loans were evidenced by promissory notes convertible into common stock of the Company ("Convertible Notes").

Business Strategy

Currently, the Company intends to seek suitable candidates for a business combination with a private company, including a potential combination and financing transaction involving Florida Fuel Solutions, LLC, a Florida limited liability company controlled by certain of our directors ("FFS"). The Company, however, only recently completed its Reactivation Activities and continues to undertake an evaluation of the business combination alternatives and the potential target companies or business partners available to achieve the Company's strategic objectives. Furthermore, because management believes that an improved balance sheet with less liabilities is an important factor for achieving any such strategic objectives, the Company decided to delay an active efforts to pursue any such transactions until a significant amount of such liabilities were no longer a part of its balance sheet. As a result, the Company has not yet commenced any negotiations or entered into a letter of intent or other undertaking with any potential target company or business, including FFS. However, the Company believes that its balance sheet has improved significantly since last year and, as a result, management will consider whether to actively pursue such transactions during the ensuing year.

The Company currently is considered to be a "blank check" company. The rules and regulations of the Commission defines blank check companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Exchange Act and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Pursuant to Rule 12b-2 promulgated under the Exchange Act, the Company also qualifies as a "shell company," because it has no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination transaction.

Consistent with our business strategy, the Company's principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a business combination transaction rather than seeking immediate, short-term earnings. The Company will not restrict its potential candidate target companies or businesses to any specific business, industry or geographical location and, thus, may acquire any type of business.

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

In evaluating a prospective business combination, we will conduct a due diligence review of potential targets in an extensive manner as is practicable given the lack of information which may be available regarding private companies, our limited personnel and financial resources, and the inexperience of our management with respect to such activities. We expect that our due diligence will encompass, among other things, meetings with the target business's incumbent management and inspection of its facilities, as necessary, as well as a review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties that we may engage, including but not limited to attorneys, accountants, consultants or other such professionals. At this time the Company has not specifically identified any third parties that it may engage. The costs associated with hiring third parties as required to complete a business combination may be significant and are difficult to determine as such costs may vary depending on a variety of factors, including the amount of time it takes to complete a business combination, the location of the target company, and the size and complexity of the business of the target company. Also, we do not currently intend to retain any entity to act as a "finder" to identify and analyze the merits of potential target businesses.

It is anticipated that when the Company is analyzing the available alternatives, it will consider and evaluate a potential business combination with FFS, combined with a simultaneous funding transaction. FFS is a development stage company focused producing high quality bio diesel fuel in an efficient manner by using state-of-the-art, scalable, fully automated, continuous flow equipment from renewable sustainable feed stocks. Although it is our understanding that FFS is negotiating for the right to purchase proprietary processing equipment to manufacture bio-fuels in central Florida from a third party corporation with substantially more resources than FFS, it does not yet have any contractual rights to purchase such equipment or processes. Furthermore, FFS is a development stage entity with limited funds and, as a result, does not have sufficient financial resources to purchase the equipment, to construct a processing plant, or to conduct any such operations. In order for a business combination with FFS to be feasible, not only would FFS need to successfully negotiate the terms and conditions of the purchase of the necessary processing equipment at a price satisfactory to it, FSS or the Company also would need to negotiate and obtain a simultaneous source of financing. If the Company were to pursue a business combination with FFS under such circumstances, it is likely that the necessary financing would be in the form of an investment in the Company which would be made at the same time as the Company acquired FFS. In any event, FFS does not currently have any agreement to purchase the processing equipment or to finance its proposed business, and there can be no assurance that it will be able to do so in the future. In view of the number of significant uncertainties surrounding a possible transaction with FFS, the Company has determined not to negotiate any potential transaction with FFS at this time and will instead merely consider it as a potential alternative when seeking and evaluating other potential business combination opportunities.

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

Our management anticipates that we will likely be able to effect only one business combination, due primarily to our limited financing and the degree of dilution anticipated for present and prospective shareholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

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

Under other circumstances, depending upon the relative negotiating strength of the parties and including situations where the investment is made in the Company to fund the purchase of operating assets, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Company prior to such reorganization.

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

Competition

In identifying, evaluating, and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. There are numerous "public shell" companies either actively or passively seeking operating businesses with which to merge in addition to a large number of "blank check" companies formed and capitalized specifically to acquire operating businesses. Additionally, we are subject to competition from other companies looking to expand their operations through the acquisition of a target company or business. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. Our ability to compete in acquiring certain sizable target businesses is limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further, our outstanding Convertible Notes and the future dilution they potentially represent may not be viewed favorably by certain target businesses.

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

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. Many of our target business' competitors are likely to be significantly larger and have far greater financial and other resources than we will. Some of these competitors may be divisions or subsidiaries of large, diversified companies that have access to financial resources of their respective parent companies. Our target business may not be able to compete effectively with these companies or maintain them as customers while competing with them on other projects. In addition, it is likely that our target business will face significant competition from smaller companies that have specialized capabilities in similar areas. We cannot accurately predict how our target business' competitive position may be affected by changing economic conditions, customer requirements or technical developments. We cannot assure you that, subsequent to a business combination, we will have the resources to compete effectively.

Employees

We presently have no employees apart from our management. Our officers and directors are engaged in outside business activities and are employed on a full-time basis by certain unaffiliated companies. Our officers and directors will be dividing their time among these entities and anticipates that they will devote very limited time to our business until the acquisition of a successful business opportunity has been identified. The specific amount of time that management will devote to the Company may vary from week to week or even day to day, and therefore the specific amount of time that management will devote to the Company on a weekly basis cannot be ascertained with any level of certainty. In all cases, management intends to spend as much time as is necessary to exercise its fiduciary duties as an officer and director of the Company and believes that it will be able to devote the time required to consummate a business combination transaction as necessary. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

ITEM 1A. RISK FACTORS

As a "Smaller Reporting Company", the Company is not required to provide the information required by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a "Smaller Reporting Company", the Company is not required to provide the information required by this Item.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Price History. There has only been limited and sporadic trading of our common stock following the suspension of our reporting obligations under Section 15(d) of the Exchange Act on September 16, 2011 and since the reactivation of our reporting obligations under the Exchange Act on December 17, 2014. Although there is no established trading market for our shares of common stock, our common stock is quoted by the OTC Markets Group, Inc. on the pink sheets in their OTC Pink - No Information tier under the symbol "KSSH". There is no assurance that an active trading market will ever develop or, if such a market does develop, that it will continue.

The following table sets forth high and low closing quotations for the quarters indicated. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	High	Low

Year Ended September 30, 2015:
First Quarter (10/1/14 to 12/31/14)	$0.0100	$0.0035
Second Quarter (1/1/15 to 3/31/15)	$0.0088	$0.0040
Third Quarter (4/1/15 to 6/30/15)	$0.0083	$0.0025
Fourth Quarter (7/1/15 to 9/30/15)	$0.0031	$0.0021

Year Ended September 30, 2014:
First Quarter (10/1/13 to 12/31/13)	$0.0020	$0.0006
Second Quarter (1/1/14 to 3/31/14)	$0.0050	$0.0030
Third Quarter (4/1/14 to 6/30/14)	$0.0090	$0.0040
Fourth Quarter (7/1/14 to 9/30/14)	$0.0050	$0.0040

The numbers of holders of record of our common stock on December 18, 2015 was approximately 69. On December 18, 2015, the last reported sale price of the common stock as quoted by the OTC Markets Group, Inc. on the pink sheets in the OTC Pink - No Information tier was $0.0023 per share.

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

Impact of Penny Stock Designation. Our common stock is designated as a "penny stock" under the Exchange Act, and the Commission has adopted rules which regulate broker-dealer practices in connection with transactions in "penny stocks" (Rules 15g-2 through l5g-6 of the Exchange Act, which are referred to as the "penny stock rules"). Penny stocks generally are any non-NASDAQ equity securities with a price of less than $5.00, subject to certain exceptions. The penny stock rules require a broker dealer to: (a) deliver a standardized risk disclosure document established under the penny stock rules, (b) provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the customer's account, (c) make a special written determination that the penny stock is a suitable investment for the purchaser, and (d) receive the purchaser's written agreement to the transaction. These disclosure and other requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a stock that is subject to the penny stock rules. Since our common stock is subject to the penny stock rules, persons holding or receiving such shares may find it more difficult to sell their shares. The market liquidity for the shares could be severely and adversely affected by limiting the ability of broker-dealers to sell the shares and the ability of shareholders to sell their stock in any secondary market.

Restrictions on the Use of Rule 144 by Shell Companies or Former Shell Companies. Historically, the Commission's staff has taken the position that Rule 144 is not available for the resale of securities initially issued by companies that are, or previously were, blank check companies, to their promoters or affiliates despite technical compliance with the requirements of Rule 144. The Commission has formalized and expanded this position in recent amendments to Rule 144 which prohibit the use of Rule 144 for resale of securities issued by any shell companies (other than business combination related shell companies) or any issuer that has been at any time previously a shell company. The Commission has provided an exception to this prohibition, however, if the following conditions are met:

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

Dividends

Holders of the Company's common stock are entitled to receive dividends when and if declared by its Board of Directors out of funds legally available therefore. The Company, however, has never declared any cash dividends on its common stock and does not anticipate the payment of cash dividends in the foreseeable future. We do not have earnings out of which to pay cash dividends. We may consider payment of dividends at some point in the future when and if we have earning sufficient for that purpose, but the declaration of dividends is at the discretion of the board of directors, and there is no assurance that dividends will be paid at any time.

Securities Authorized under Equity Compensation Plans

We do not presently maintain any equity compensation plans.

Recent Sales of Unregistered Securities

Set forth below are the sales of unregistered securities during the fiscal year ended September 30, 2015.

•

Mr. Toomey advanced the Company an aggregate of $60,000 on December 19, 2014 to pay for the Company's ongoing business operations in exchange for a convertible promissory note in favor of Mr. Toomey in aggregate principal amount of $60,000 bearing interest at a fixed rate of 3.5% per annum, payable from December 19, 2014, the date of that the actual loan was provided to the Company (the "February 2015 Promissory Note"). The principal and accrued interest on the February 2015 Promissory Note is convertible into the common stock of the Company by Mr. Toomey. The original conversion rate was a fixed at a price equal to $0.01 per share (subject to anti-dilution adjustments). On December 15, 2015, the Company and Mr. Toomey agreed to amend the February 2015 Note Agreement and the February 2015 Promissory Note to change the conversion rate to $1.00 per share and to clarify that it was immediately convertible.

•

In March 2015, Mr. Toomey advanced the Company an aggregate of $60,000 to the Company to pay for the Company's ongoing business operations in exchange for convertible promissory notes in amounts of $40,000 and $20,000 in favor of Mr. Toomey for the principal amount thereof, bearing fixed interest rates of 3.5% per annum, payable from the date of the actual advance (the "May 2015 Promissory Notes"), each bearing fixed interest rates of 3.5% per annum, payable from the date of the actual loan. The principal and accrued interest on each of the May 2015 Promissory Notes is convertible into the common stock of the Company by Mr. Toomey. The original conversion rate was a fixed at a price equal to $0.01 per share (subject to anti-dilution adjustments). On December 15, 2015, the Company and Mr. Toomey agreed to amend the May 2015 Note Agreement and the each of the May 2015 Promissory Notes to change the conversion rate to $1.00 per share and to clarify that they were immediately convertible.

•

On September 8, 2015, Mr. Toomey advanced the Company an aggregate of $20,000 to pay for the Company's ongoing business operations in exchange for a convertible promissory note in favor of Mr. Toomey in aggregate principal amount of $20,000 bearing interest at a fixed rate of 3.5% per annum, payable from September 8, 2015, the date of that the actual loan was provided to the Company (the "September 2015 Promissory Note"). The principal and accrued interest on the September 2015 Promissory Note is convertible into the common stock of the Company by Mr. Toomey. The September 2015 is immediately exercisable and its conversion rate is a fixed at a price equal to $1.00 per share (subject to anti-dilution adjustments).

•

On December 7, 2015, Mr. Toomey advanced the Company an aggregate of $20,000 to pay for the Company's ongoing business operations in exchange for the December 2015 Promissory Note, bearing fixed interest rates of 3.5% per annum, payable from the date of the actual loan. The principal and accrued interest on the December 2015 Promissory Note is convertible into the common stock of the Company by Mr. Toomey. The December 2015 is immediately exercisable and its conversion rate is a fixed at a price equal to $1.00 per share (subject to anti-dilution adjustments).

The February 2015 Promissory Note, each of the May 2015 Promissory Notes, the September 2015 Promissory Note, and the December Promissory Notewere issued in reliance on Section 4(a)(2) of the Securities Act of 1933 (the "Securities Act").

Transfer Agent

The transfer agent and registrar for our common stock is Manhattan Transfer Registrar Co., whose address is 57 Eastwood Road, Miller Place, NY 11764 and whose telephone number is 631-928-7655.

ITEM 6. SELECTED FINANCIAL DATA

As a "Smaller Reporting Company", the Company is not required to provide the information required by this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

This Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the operating results and financial condition of the Company for the fiscal years ended September 30, 2015 and 2014. The discussion and analysis set forth below is intended to assist you in understanding the financial condition and results of our operations and should be read in conjunction with our audited financial statements and the accompanying notes included elsewhere in this Form 10-K. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of various factors, including those discussed elsewhere in this Form 10-K.

Overview

Operations. The Company has not conducted any substantial operations since May 24, 2010, the date on which AMI foreclosed on and took possession of all of the Company's then-existing operating entities ther than those sold by the Company to an entity affiliated with Mr. King.

During the fiscal years ended September 30, 2013 and 2014, the Company undertook the following Reactivation Activities: (a) reconstitute a full board of directors, (b) update and complete its corporate records and corporate governance documents, including the payment of any franchise fees and taxes owed to the State of Delaware, (c) satisfy all its obligations owed to its transfer agent, (d) obtain an audit of its financial statements by independent registered public accountants, and (e) reactivate its suspended reporting obligations under Section 15(d) of the Securities Exchange which had been suspended since 2011. On December 17, 2014, the Company completed its Reactivation Activities and re-activated is filing obligations under the Exchange Act.

Our plan is to seek a business venture in which to participate. The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgment. No assurance can be given that we will be able to identify a suitable target or, if identified, that we will be able to successfully negotiate and agree upon terms acceptable to the Company or to successfully complete and close the proposed acquisition or business combination. Because we have only recently completed the Reactivation Activities no specific assets or businesses have yet been identified. Further, there is no certainty that any such assets or business will be identified or any transactions will be consummated.

We expect to pursue our search for a business opportunity primarily through our officers and directors, although other sources, such as professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and others, may present unsolicited proposals. Our activities are subject to several significant risks that arise primarily as a result of the fact that we have no specific target company or business and may acquire or participate in a business opportunity based on the decision of management which will, in all probability, act without the consent, vote, or approval of our shareholders. A description of the manner in which we will pursue the search for and participation in a business venture is described in "Item 1: Business" above.

Financial Condition. We have not recorded revenues from operations during the fiscal years covered by our financial statements included in this Form 10-K and are not currently engaged in any business activities that provide cash flows. We do not expect to generate any revenues over the next 12 months, unless we enter into and complete a business combination transaction during that period of time. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. We had originally anticipated incurring costs during the fiscal year ended September 30, 2015, related to: (i) investigating and analyzing potential business combination transactions; (ii) the preparation and filing of Exchange Act reports, and (iii) consummating an acquisition, if any. However, these efforts were postponed and are now expected to be undertaken, if at all, during the next 12 months, if practicable. To the extent that we pursue these activities in the upcoming fiscal year, we believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary, to be loaned by or invested in us by our shareholders, management or other investors.

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

We have negative working capital, negative shareholders' equity and have not earned any revenues from operations since the fiscal year ended September 30, 2011. Mr. Toomey, the Company's principal stockholder and a director, has loaned the Company monies in the past to cover our operations and the Reactivation Activities. However, we have no formal commitment that he will continue to provide the Company with working capital sufficient until we consummate a merger or other business combination with a target company or business operation. We are currently devoting our efforts to locating such targets. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations. Our historical operating results disclosed in this Form 10-K are not meaningful to our future results.

Going Concern Issues

In its report dated December 21, 2015, our auditors, Warren Averett, LLC expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. We generated no operating revenues for the fiscal years ended September 30, 2015 and 2014, and we had an accumulated stockholders' deficit of $322,294 as of September 30, 2015. Furthermore, at September 30, 2015 and 2014, we had a retained deficit of $4,443,911 and $6,467,054, respectively, and a working capital deficit of $72,294 at September 30, 2015. As a result of our working capital deficiency and anticipated operating costs for the next twelve months, we do not have sufficient funds available to sustain our operations for a reasonable period without additional financing. Our continuation as a going concern is therefore dependent upon future events, including our ability to raise additional capital and to generate positive cash flows.

Results of Operations

Comparison of Years Ended September 30, 2015 and 2014

Revenues. Because we currently do not have any business operations, we have not had any revenues during our fiscal years ended September 30, 2015 and September 30, 2014.

General and Administrative Expenses. We had operating expenses of $147,030 and $85,038 for the years ended September 30, 2015 and 2014, respectively. These expenses consisted of general and administrative expenses which were primarily comprised of professional fees associated with various corporate and accounting matters, the cost of directors' and officers' insurance, and the costs associated with the Reactivation Activities. The increase in such expenses for the year ended September 30, 2015 was due to the increased level of Reactivation Actions undertaken in 2014 and the first quarter of 2015 to reactivate the Company's suspended reporting obligations under Section 15(d) of the Exchange Act. Our general and administrative expenses decreased following the completion of our Reactivation Actions in December 2014 and are expected to remain relatively low until such time as we effect a merger or other business combination with an operating business, if at all.

Other Income. During the fiscal year ended September 30, 2015, we were able to obtain documentation to substantiate that certain notes payable were previously settled in full and that certain other payables were no longer collectible obligations owed by the Company. Therefore, we recorded a gain on settlement or extinguishment of debt ("Debt Extinguishment") in the amount of $2,170,173 during the fiscal year ended September 30, 2015. These represent one-time gains experienced by the Company in 2015 and the Company does not expect to recognize any substantial amounts of similar settlements of certain accrued expenses in future periods.

Net Income (Loss). We recognized income of $2,023,143 for the fiscal year ended September 30, 2015 as compared to a net loss of $85,038 for the fiscal year ended September 30, 2014. The income for 2015 was due primarily to the settlement or extinguishment of debt by the Company during the year, offset in part by an increase in general and administrative expenses attributable to the costs and expenses associated with the Reactivation Activities.

Liquidity and Capital Resources

At September 30, 2015, we had a working capital deficit of $72,294. Current liabilities decreased to $81,667 at September 30, 2015 from $1,986,920 at September 30, 2014 primarily due to an the Debt Extinguishment experienced in 2015. Total assets decreased to $9,373 at September 30, 2015 from $23,377 at September 30, 2014 due to an increase in professional fees and a lower amount of working capital advanced by Mr. Toomey during 2015.

We had no material commitments for capital expenditures as of September 30, 2015 and 2014. However, if we are able to execute our business plan as anticipated in the future, we would likely incur substantial capital expenditures and require additional financing to fund such expenditures.

During fiscal years ended September 30, 2015 and 2014, we have been reliant on monies loaned to us by Mr. Toomey to finance our operations and to pay the costs associated with the Reactivation Activities and the general corporate activities of the Company.

During the fiscal year ended September 30, 2015, the Company borrowed $140,000 from Mr. Toomey to pay for the Company's ongoing business operations and to pay the costs associated with the Reactivation Activities.

•	on December 19, 2014, Mr. Toomey advanced $60,000 to the Company;

•	on March 5, 2015, Mr. Toomey advanced $20,000 to the Company;

•	on March 16, 2015, Mr. Toomey advanced $40,000 to the Company; and

•	on September 8, 2015, Mr. Toomey advanced $20,000 to the Company.

The funds advanced on December 19, 2014, were acknowledged and formalized by the parties pursuant to a Convertible Promissory Note Purchase Agreement, effective as of February 10, 2015 (the "February 2015 Note Agreement"), by and between the Company and Mr. Toomey, and issuing the February 2015 Promissory Note to Mr. Toomey. The February 2015 Promissory Note is due upon demand and was convertible into shares of our common stock by Mr. Toomey at a fixed conversion price equal to $0.01 per share (subject to anti-dilution adjustments).

The funds advanced in March 2015 were acknowledged and formalized by the parties pursuant to a Convertible Promissory Note Purchase Agreement, effective as of May 13, 2015 (the "May 2015 Note Agreement"), by and between the Company and Mr. Toomey. Each of the advances made in March 2015 by Mr. Toomey in the amounts of $20,000 and $40,000 are evidenced by the May 2015 Promissory Notes. The May 2015 Promissory Notes are due upon demand and were convertible into shares of our common stock of the Company by Mr. Toomey at a fixed conversion price equal to $0.01 per share (subject to anti-dilution adjustments).

The funds advanced on September 8, 2015, were acknowledged and formalized by the parties pursuant to a Convertible Promissory Note Purchase Agreement, effective as of December 15, 2015 (the "September 2015 Note Agreement"), by and between the Company and Mr. Toomey, and the September 2015 Promissory Note. The September 2015 Promissory Note is due upon demand and is convertible into shares of our common stock by Mr. Toomey at a fixed conversion price equal to $1.00 per share (subject to anti-dilution adjustments).

The proceeds from the February 2015 Promissory Notes, the May 2015 Promissory Note, and the September 2015 Promissory Notes were used primarily to the paying the operating expenses of the Company, including the amounts paid in connection with the Reactivation Activities, to settle certain outstanding debt obligations, and payments of accounts payable and interest. We do not expect to achieve positive cash flow from operations until we have a regular source of revenue, which is adequate to cover the operating costs of the Company.

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

Subsequent Developments

On December 7, 2015, Mr. Toomey advanced an additional $20,000 to the Company, which was acknowledged and formalized by the parties pursuant to a Convertible Promissory Note Purchase Agreement, effective as of December 15, 2015 (the "December 2015 Note Agreement"), by and between the Company and Mr. Toomey, and issuing the December 2015 Promissory Note to Mr. Toomey. The December 2015 Promissory Note is due upon demand, but no earlier than January 31, 2016, and is convertible into shares of our common stock by Mr. Toomey at a fixed conversion price equal to $1.00 per share (subject to anti-dilution adjustments).

On December 15, 2015, the Company and Mr. Toomey agreed to amend (a) the First Amendment to the October 2014 Convertible Promissory Note Purchase Agreement, effective as of January 12, 2015, as subsequently further amended in Section 4.5 of the May 2015 Note Agreement ("October 2014 Note Agreement"), (b) the February 2015 Note Agreement, (c) the May 2015 Note Agreement, (d) each of the notes issued under the October 2014 Notes, comprised of amended and restated promissory notes Nos. 4 through 9 (the October 2014 Notes"), (e) the February 2015 Promissory Note, and (f) each of the May 2015 Promissory Notes to change the conversion rate to $1.00 per share and to clarify that each of the promissory notes were immediately convertible.

On December 15, 2015, the Board of Directors approved the issuance of, and prior to the date hereof has issued, 2 million shares of the Company's common stock to each of the two directors, for an aggregate of 4 million shares, as compensation for services provided to Company over the past two years. The Company will record stock based compensation at the fair market value of the common stock on commitment date in the quarter ended December 31, 2015.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Critical Accounting Policies and Estimates

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP"), which requires management to make certain estimates and assumptions and apply judgments. These financial statements contemplate that the Company will continue as a going concern for a reasonable period of time. Ultimately, our ability to continue as a going concern will depend on our ability to obtain additional financing to augment our working capital requirements and to support our business combination plans. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets, if any, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

The Company follows the provisions of FASB ASC 740-10 "Uncertainty in Income Taxes" (ASC 740-10). A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there are not unrecognized benefits for all periods presented. The Company has not recognized interest expense or penalties as a result of the implementation of ASC 740-10. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefit in interest expense and penalties in operating expenses.

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

New Accounting Pronouncements

For a description of recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our financial statements, see "Note 9: Recent Accounting Pronouncement" in Part II, Item 8 of this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "Smaller Reporting Company", the Company is not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Kingfish Holding Corporation

Sarasota, Florida

We have audited the accompanying balance sheets of Kingfish Holding Corporation (the "Company"), as of September 30, 2015 and 2014 and the related statements of operations, changes in stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2015 and 2014 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company did not have any operations or generate any revenues for the years ended September 30, 2015 and 2014, and has an accumulated deficit of $322,294 through September 30, 2015, which raises a substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Warren Averett, LLC

Tampa, Florida

December 22, 2015

KINGFISH HOLDING CORPORATION
BALANCE SHEETS
SEPTEMBER 30, 2015 AND 2014

	2015	2014

ASSETS

Current assets:
Cash	$9,373	$13,377
Prepaid expense	-	10,000

Total Assets	$9,373	$23,377

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$81,667	$1,596,886
Accrued expenses	-	390,034
Total Current Liabilities	81,667	1,986,920

Long Term Liabilities:
Notes payable	-	271,894
Convertible notes payable to related party	230,000	90,000
Rescission liability	20,000	20,000
Total Long Term Liabilities	250,000	381,894

Total Liabilities	331,667	2,368,814

Stockholders' Deficit:
Preferred stock, par $0.0001, 20,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2015 and 2014, respectively	-	-
Common stock, par $0.0001, 200,000,000 shares authorized, 116,712,987 shares issued and outstanding at September 30, 2015 and 2014, respectively	11,672	11,672
Paid in capital	4,129,945	4,129,945
Retained deficit	(4,443,911)	(6,467,054)
Rescission liability	(20,000)	(20,000)
	(322,294)	(2,345,437)

Total Liabilities and Stockholders' Deficit	$9,373	$23,377

The accompanying notes are an integral part of the financial statements.

KINGFISH HOLDING CORPORATION
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2015 AND 2014

	2015	2014

Expenses:
Professional fees	$143,351	$62,763
Insurance	-	21,917
Office supplies	30	-
Postage	88	138
Telephone	1,853	-
Taxes and licenses	1,708	220
General and Administrative Expenses	147,030	85,038

Other Income:
Gain from settlement of accrued expenses	2,170,173	-
Total Other Income	2,170,173	-

Net Income (Loss) Before Income Taxes	2,023,143	(85,038)

Provision for income taxes	-	-

Net Income (Loss)	$2,023,143	$(85,038)

Basic net income (loss) per share	$0.02	$(0.00)

Diluted net income (loss) per share	$0.02	$(0.00)

Basic weighted average common shares outstanding	116,712,987	116,712,987

Diluted common shares outstanding	139,712,987	116,712,987

The accompanying notes are an integral part of the financial statements.

KINGFISH HOLDING CORPORATION

SEPTEMBER 30, 2015 AND 2014

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Common Stock		Common Stock Payable		Rescission Liability	Retained Deficit
	Shares	Par $0.0001		Paid In Capital			Total

Balance, September 30, 2013	50,046,320	$5,005	$50,000	$4,086,612	$(20,000)	$(6,382,016)	$(2,260,399)

Conversion of common stock payable	66,666,667	6,667	(50,000)	43,333	-	-	-

Conversion of related party notes payable	-	-	-	-	-	-	-

Net (Loss)	-	-	-	-	-	(85,038)	(85,038)

Balance September 30, 2014	116,712,987	11,672	-	4,129,945	(20,000)	(6,467,054)	(2,345,437)

Conversion of common stock payable	-	-	-	-	-	-	-

Net Income	-	-	-	-	-	2,023,143	2,023,143

Balance, September 30, 2015	116,712,987	$11,672	$-	$4,129,945	$(20,000)	$(4,443,911)	$(322,294)

The accompanying notes are an integral part of the financial statements.

KINGFISH HOLDING CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2015 AND 2014

	2015	2014
Cash Flows From Operating Activities:
Net income (loss)	$2,023,143	$(85,038)
Adjustments to reconcile net income (loss) to net cash used by operations:
Gain on extinguishment of accounts payable, accrued expenses, and notes payable	(2,170,173)	-
Changes in operating assets and liabilities:
Escrow held by attorney	-	1,109
Prepaid expenses	10,000	(6,667)
Accounts payable and accrued expenses	(6,974)	13,973
Net Cash flows used by operating activities	(144,004)	(76,623)

Cash Flows From Financing Activities:

Proceeds from note payable to related party	140,000	90,000
Net Cash flows from financing activities	140,000	90,000

Net Increase (Decrease) in Cash	(4,004)	13,377

Cash at the beginning of year	13,377	-

Cash at the end of the year	$9,373	$13,377

Non-cash Transaction Disclosures:

Common stock issued for common stock payable	$-	$50,000

Extinguishment of notes payable	$271,894	$-

The accompanying notes are an integral part of the financial statements.

KINGFISH HOLDING CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014

1.	Business:

Our Business:

Kingfish Holding Corporation (the "Company") was incorporated in the State of Delaware on April 11, 2006 as Offline Consulting, Inc. It became Kesselring Holding Corporation on June 8, 2007 and on November 25, 2014 it changed its name to Kingfish Holding Corporation. The Company was engaged in (i) restoration services, principally to commercial property owners, (ii) the manufacture and sale of cabinetry and remodeling products, principally to contractors and (iii) multifamily and commercial remodeling and building services on customer owned properties.

The Company discontinued operations in 2009, sold our last subsidiary in May 2010 and effected a change in management and control at the same time. As part of this transition, old management took possession of the majority of the accounting and corporate records. Prior to terminating the registration of its common stock under Section 12 of the Exchange Act and the suspension of its reporting obligations under Section 15(d) of the Exchange Act, the Company's last annual report Form 10-KSB for the year ended September 30, 2008 was filed with the Securities and Exchange Commission (SEC) on December 29, 2008 and the Company's last quarterly report Form 10-Q for the period ended June 30, 2009 was filed with the SEC on August 19, 2009.

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

Basis of presentation:

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America contemplates that the Company will continue as a going concern, for a reasonable period. As reflected in the Company's financial statements, the Company has a retained deficit of $4,443,911 and $6,467,054 as of September 30, 2015 and 2014, respectively. The Company used cash of ($144,004) and ($76,623) in operating activities during the years ended September 30, 2015 and 2014, respectively. The Company has a working capital deficiency of ($72,294) at September 30, 2015 that is insufficient in management's view to sustain current levels of operations for a reasonable period without additional financing. These trends and conditions continue to raise substantial doubt surrounding the Company's ability to continue as a going concern for a reasonable period. Ultimately, the Company's ability to continue as a going concern is dependent upon management's ability to continue to curtail current operating expense and obtain additional financing to augment working capital requirements and support acquisition plans. There can be no assurance that management will be successful in achieving these objectives or obtain financing under terms and conditions that are suitable. The accompanying financial statements do not include any adjustments associated with these uncertainties.

KINGFISH HOLDING CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014

2.	Summary of Significant Accounting Policies (continued):

Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Cash:

Cash is maintained at a financial institution and, at times, balance may exceed federally insured limits. We have never experienced any losses related to the balance. Currently, the FDIC provides insurance coverage up to $250,000 per depositor at each financial institution and our cash balance did not exceed such coverage on September 30, 2015.

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

The Company follows the provisions of FASB ASC 740-10 "Uncertainty in Income Taxes" (ASC 740-10). A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there are no unrecognized benefits for all periods presented. The Company has not recognized interest expense or penalties as a result of the implementation of ASC 740-10. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefit in interest expense and penalties in operating expenses.

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

KINGFISH HOLDING CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014

2.	Summary of Significant Accounting Policies (continued):

The Company gives effect to these dilutive securities using the If-Converted-Method. At September 30, 2015, convertible notes payable to related party of $230,000 can potentially convert into 23,000,000 shares of common stock, resulting in diluted common shares outstanding of 139,712,987 as of September 30, 2015. Interest expense related to the convertible notes was immaterial. These shares have been excluded from the diluted net loss per share calculations because the effect of including them would be anti-dilutive, at September 30, 2014.

3.	Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses are comprised of the followings:

	September 30, 2015	September 30, 2014

Accounts payable	$81,667	$1,596,886
Accrued expenses	-	390,034
	$81,667	$1,986,920

As a result of the lack of documentation of payments or settlement agreements for reason described in Note 1, the Company was not able to definitively determine that these liabilities, with the exception of accrued rent and accrued severance, were settled with our vendors. Therefore, these liabilities remained on the Company's books until the statute of limitation expired in 2015.

The statute of limitation expired in 2015. Accounts payable of $1,508,245 and accrued expenses of $390,034 were written-off resulting in a gain on extinguishment of debt of $1,898,279

4.	Notes Payable:

Notes payable consisted of the following at September 30, 2015 and 2014:

	2015	2014

4.9% Note payable due August 2010 (a)	$-	$13,246
Auto Loan (a)	-	11,189
Prime Plus 4.5%, 1,000,000 bank credit facility (b) (c)	-	180,141
Loan on equipment (c)	-	67,318
	$-	$271,894

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

KINGFISH HOLDING CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014

4.	Notes Payable (Continued):

The interest rate is prime plus 4.5%. The line is secured by the accounts receivable, inventory, and the unencumbered fixed assets of that segment. As part of the transaction, the lender was granted 150,000 shares of common stock having a fair market value of $15,000.

The above notes were entered into with various financial institutions when the Company was an operating company. However, due to the lack of documentation of payments or settlement agreements for reason described in Note 1, the Company was not able to definitively determine that these notes were settled even though it appeared that the financial institutions repossessed the underlying collaterals. Therefore, these notes remained on our books until the statute of limitation expired in 2015.

(c)	The statute of limitation expired in 2015. Notes payable of $181,141 and $67,318 were written-off resulting in a gain on extinguishment of debt of $247,459.

5.	Convertible Notes Payable to Related Party:

On October 21, 2013, the Company entered into a convertible note with a director for $10,000. The note bears interest rate at 3.5% per annum and all unpaid principle and interest were due on demand by the director but no earlier than June 1, 2015 or 30 calendar days after the recommencement of the public company status as defined in the note agreement. The outstanding principle balance of the note is convertible into the Company's shares of common stock at the conversion price of $0.01 per share.

On November 13, 2013, the Company entered into a convertible note with a director for $10,000. The note bears interest rate at 3.5% per annum and all unpaid principle and interest were due on demand by the director but no earlier than June 1, 2015 or 30 calendar days after the recommencement of the public company status as defined in the note agreement. The outstanding principle balance of the note is convertible into the Company's shares of common stock at the conversion price of $0.01 per share.

On January 13, 2014, the Company entered into a convertible note with a director for $10,000. The note bears interest rate at 3.5% per annum and all unpaid principle and interest were due on demand by the director but no earlier than June 1, 2015 or 30 calendar days after the recommencement of the public company status as defined in the note agreement. The outstanding principle balance of the note is convertible into the Company's shares of common stock at the conversion price of $0.01 per share.

On April 24, 2014, the Company entered into a convertible note with a director for $20,000. The note bears interest rate at 3.5% per annum and all unpaid principle and interest were due on demand by the director but no earlier than June 1, 2015 or 30 calendar days after the recommencement of the public company status as defined in the note agreement. The outstanding principle balance of the note is convertible into the Company's shares of common stock at the conversion price of $0.01 per share.

On May 22, 2014, the Company entered into a convertible note with a director for $20,000. The note bears interest rate at 3.5% per annum and all unpaid principle and interest were due on demand by the director but no earlier than June 1, 2015 or 30 calendar days after the recommencement of the public company status as defined in the note agreement. The outstanding principle balance of the note is convertible into the Company's shares of common stock at the conversion price of $0.01 per share.

KINGFISH HOLDING CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014

5.	Convertible Notes Payable to Related Party (continued):

On September 17, 2014, the Company entered into a convertible note with a director for $20,000. The note bears interest rate at 3.5% per annum and all unpaid principle and interest were due on demand by the director but no earlier than June 1, 2015 or 30 calendar days after the recommencement of public company status as defined in the note agreement. The outstanding principle balance of the note is convertible into the Company's shares of common stock at the conversion price of $0.01 per share.

On February 10, 2015, the Company entered into a convertible note with a director for $60,000 advanced during the quarter ended December 31, 2014. The note bears interest rate at 3.5% per annum and all unpaid principle and interest were due on demand by the director but no earlier than June 1, 2015 or 30 calendar days after the recommencement of public company status as defined in the note agreement. The outstanding principle balance of the note is convertible into the Company's shares of common stock at a fixed price of $.01 per share.

On May 13, 2015, the Company entered into a convertible note with a director for $20,000 advanced during the quarter ended March 31, 2015. The note bears interest rate at 3.5% per annum and all unpaid principle and interest were due on demand by the director but no earlier than June 1, 2015 or 30 calendar days after the recommencement of the public company status as defined in the note agreement. The outstanding principle balance of the note is convertible into the Company's shares of common stock at the conversion price of $0.01 per share.

On May 13, 2015, the Company entered into a convertible note with a director for $40,000 advanced during the quarter ended March 31, 2015. The note bears interest rate at 3.5% per annum and all unpaid principle and interest were due on demand by the director but no earlier than June 1, 2015 or 30 calendar days after the recommencement of the public company status as defined in the note agreement. The outstanding principle balance of the note is convertible into the Company's shares of common stock at the conversion price of $0.01 per share.

On December 15, 2015, the Company entered into a convertible note with a director for $20,000 advanced during the quarter ended September 30, 2015. The note bears interest rate at 3.5% per annum and all unpaid principle and interest were due on demand by the director. The outstanding principle balance of the note is convertible into the Company's shares of common stock at the conversion price of $1.00 per share.

Based on the Company's stock price at the respective commitments dates, the Company determined that the above convertible notes did not have a beneficial conversion feature to the note holder.

6.	Preferred Stock:

The Company is authorized to issue up to 20,000,000 shares of Preferred Stock with designations, rights and preferences determined from time to time by our Board of Directors. Accordingly, our Board of Directors is empowered, without shareholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our Common Stock. The terms of the preferred stock have not been approved. As of September 30, 2015 and 2014, there was no Preferred Stock issued and outstanding.

KINGFISH HOLDING CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014

7	Income Taxes:

The Company's provision (benefit) for income taxes was as follows:

	9/30/2015	9/30/2014
Current
Federal	$-	$-
State	-	-
Foreign	-	-
	-	-
Deferred
Federal	-	-
State	-	-

Total	-	-

Allocated to discontinued operations	-	-

Continuing operations	$-	$-

The income tax provision differs from the amount of tax determined by applying the Federal statutory rate as follows:

	9/30/2015	9/30/2014

Income tax provision at statutory rate:	$(687,869)	$(28,919)
Increase (decrease) in income tax due to:
Meals & Entertainment	-	-
Stock comp and option expense	-	-
Derivative expense	-	-
State income taxes net

Change in Valuation Allowance	687,869	28,919
	$-	$-

Net deferred tax assets and liabilities were comprised of the following:

	9/30/2015	9/30/2014
Long-term deferred tax assets (liabilities)
Net Operating Loss and Start Up Costs	$536,945	$1,224,814
Valuation Allowance	(536,945)	(1,224,814)
	$-	$-

KINGFISH HOLDING CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014

7	Income Taxes (continued):

Deferred tax assets and (liabilities) reflect the net effect of temporary differences between the carrying amount of asset and liabilities for financial reporting purposes and amounts used for income tax purposes. As of September 30, 2008, when the annual report Form 10-KSB for the year ended September 30,2008 was filed with the Securities and Exchange Commission (SEC), the Company had a deferred tax asset of $2,215,799 and net operating loss carryforwards of approximately $6,960,477. However, due to the discontinued operations for reasons described in Note 1, and the change in control of the Company, the likelihood of the above net operating loss carryforwards available to offset future taxable income were determined to be remote. Accordingly, a full valuation allowance was recorded for the future net operating loss carryforward. The actual net operating loss carryforward is approximately $1,347,000, which will expire starting in 2028.

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

The Company's earliest tax year remains subject to examination by all tax jurisdictions was September 30, 2012.

8.	Rescission Liability:

On November 20, 2009, the Company issued 2,000,000 shares of its common stock to pay for services valued at $20,000. The issuance of these shares was declared invalid by the court since they were issued by prior management who did not have the authority to do so since they were validly removed on November 16, 2009. These shares remained outstanding at September 30, 2015 and will be returned to the Company's transfer agent upon locating the holder of these shares.

9.	Recent Accounting Pronouncement:

Recent pronouncements issued by the Accounting Standards Board ("FASB"), the American institute of Certified Public Accountants ("AICPA") and the United States Securities and Exchange Commission ("SEC") did not have a material impact on the Company's present or future financial statements.

10.	Subsequent Events:

On December 7, 2015, Mr. Toomey advanced the Company an aggregate of $20,000 to pay for the Company's ongoing business operations in exchange for the December 2015 Promissory Note, bearing fixed interest rates of 3.5% per annum, payable from the date of the actual loan. The principal and accrued interest on the December 2015 Promissory Note is convertible into the common stock of the Company by Mr. Toomey. The December 2015 promissory note is immediately exercisable and its conversion rate is a fixed at a price equal to $1.00 per share (subject to anti-dilution adjustments).

On December 15, 2015, the Company amended the February 2015 promissory note, the May 2015 promissory note and the October 2014 promissory note to change the conversion price to $1.00 per share and to clarify that they were immediately convertible.

On December 15, 2015, the Board of Directors approved the issuance of 2 million shares of the Company's common stock to each of the two directors, for an aggregate of 4 million shares, as compensation for services provided to Company over the past two years.  The Company will record stock based compensation at the fair market value of the common stock on commitment date of approximately $9,200 in the quarter ended December 31, 2015.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission's rules and forms.

As of the end of the period covered by this report, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act). Based upon that evaluation, our management concluded that, as of the end of such period, our disclosure controls and procedures were not effective in providing reasonable assurance in timely alerting management to material information relating to the Company and that information required to be disclosed in our reports is recorded, processed, summarized, and reported as required to be included in our periodic filings with the Commission.

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

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our sole officer and employee to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the Company's transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements and that receipts and expenditures of the Company's assets are made in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of the Company's financial statements would be prevented or detected.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2015 as required by the Securities Exchange Act of 1934 Rule 15d-15(c). In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013 Framework).

Based on our evaluation, management concluded that our internal control over financial reporting was not effective as of September 30, 2015 because of material weaknesses in our internal control over financial reporting. A material weakness is a control deficiency or combination of deficiencies in internal control, such that there is a reasonable possibility that a material misstatement of the entity's financial statements will not be prevented or detected and corrected on a timely basis. Our management concluded that the Company has several material weaknesses in our internal control over financial reporting because of inadequate segregation of duties over authorization, review and recording of transactions, as well as the financial reporting of such transactions. Due to the Company's limited resources and staffing, management has not developed a plan to mitigate the above material weaknesses. Despite the existence of these material weaknesses, the Company believes the financial information presented herein is materially correct and in accordance with generally accepted accounting principles in the United States.

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

This Annual Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report is not subject to attestation by the Company's registered public accounting firm because the Company is not an accelerated filer under the Exchange Act.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The directors and executive officers of the Company, their ages, and positions with the Company as of September 30, 2015 are set forth below (the "Named Executive Officers").

Name	Age	Position with Company

Ted Sparling	52	Director, President, Chief Executive Officer, and Secretary

James K. Toomey	50	Director and Secretary

James LaManna	50	Director and Chief Financial Officer

All directors of the Company hold office until the earlier of the next annual meeting of shareholders and until their successors have been duly elected and qualified, or their death, resignation, or removal. Officers are elected annually by the respective Boards of Directors of the Company to hold office until the earlier of their death, resignation, or removal.

Set forth below is a description of the business experience during the past five years or more and other biographical information of the directors and executive officers of the Company

Ted Sparling has served as the President, Chief Executive Officer, and a director of the Company since January 2012. Mr. Sparling also served as Chief Financial Officer and Secretary from January 2012 until November 2014, and as the President of the Kesselring Corporation, a Florida corporation, from March 2005 (prior to its acquisition by the Company pursuant to the Share Exchange Agreement, dated May 18, 2007) until October 2007 when the Shares Exchange Agreement was consummated. Mr. Sparling also has served as the President and sole director of Gulf & Bay Constructors, Inc., a building contractor located in west central Florida, since December 200 6 and has served in the same capacities for Gulf & Bay Inspections, Inc., a building inspector located in west central Florida, since January 2007. He also serves as the President and a manager of Florida Fuel Solutions LLC, a Florida limited liability company in the development stage which seeks to be engaged in the development and production of renewable fuels. Mr. Sparling has been a state certified building contractor since 1989, and has been a state certified home inspector since 2012.

Mr. Sparling prior experiences as the President and CEO of the predecessor company provides important background and institutional knowledge about the Company.

James K. Toomey has served as Secretary of the Company since November 14, 2014. He was appointed to serve as a director of the Company on August 31, 2013. Mr. Toomey also had served as a director of the Company from 2006 to 2008. Mr.Toomey previously has served as a director and Chairman of the Board of Directors of Coast Financial Holdings, Inc. ("Coast Financial"), a reporting company under the Exchange Act, from its inception in 2003 until its merger with another financial institution in 2007 (the "Coast Merger Transaction"). He also served as a director of Coast Bank of Florida, a Florida state-chartered bank ("Coast Bank"), from its inception in April 2000 through the sale of the bank in December 2007 as part of the Coast Merger Transaction. Upon formation of Coast Financial as a bank holding company in 2003, Coast Bank became a wholly-owned subsidiary of Coast Financial. Prior to 2003, Coast Bank was operated as a stand-alone banking institution. Previously, Mr. Toomey served in various positions for Knight-Ridder/Bradenton Herald from August 1990 to September 1997. Since September 1997, Mr. Toomey's business interests have been focused towards commercial shopping development and investments He is the co-owner of four real estate investment companies (including, Braden River Industries, Inc., a Florida corporation and real estate holding company, and AMI Holdings, Inc., a commercial real estate holding company), a retail clothing company, and an ice cream store. He also serves as the chief financial officer and a manager of Florida Fuel Solutions LLC. He founded the Toomey Foundation for the Natural Sciences in 2000, a not-for-profit organization for the preservation and education of archeological, paleontological and geological resources. He also has served as a trustee for the South Florida Museum, a not-for-profit entity, since 2004 and has been an officer of the Coast Guard Auxiliary since 2008. Mr. Toomey received his MBA from Crummer Graduate School, Rollins College in 1990 and his Bachelor of Arts degree in Economics from Rollins in 1988.

Mr. Toomey's prior experience as a director and Chairman of the Board of a public company and a member of its audit committee will be beneficial to the Company as it reactivates it reporting obligations under the Exchange Act. He understands the disclosure responsibilities and duties owed to stockholders of public companies and can provide his public company experience to the board of directors.

James LaManna has served as the Chief Financial Officer of the Company since November 14, 2014 and as a director of the Company since September 13, 2013. Mr. LaManna is a certified public accountant and has served as the Chief Executive Officer and sole owner of James M. LaManna, CPA, PA, an accounting firm, since 2007. Mr. LaManna has been a licensed Florida certified accountant since 1998 and prior to opening his own firm, he had most recently served as a supervising auditor for Aidman Piser, an accounting firm, in 2006 and as a supervising audit and tax partner for Christopher Smith Leonard, an accounting firm, from 2003 - 2006.

Mr. LaManna's experience as a CPA and his qualifications as a potential audit committee financial expert are invaluable skills needed by the Company as it seeks to carry out its business plan.

Family Relationships

There are no family relationships between any of directors or executive officers of the Company.

Involvement in Certain Legal Proceedings

During the past ten years, none of our directors, persons nominated to become directors, executive officers, promoters, or control persons have been involved in any of the legal proceedings listed in Item 401(f) of Regulation S-K.

Arrangements for Selection of Directors

There are no current arrangements or understandings between an executive officer, director, or nominee, and any other person pursuant to which he was or is to be elected or selected as a director or as an executive officer of the Company.

Directorships

None of the Company's directors or nominees to become directors currently is a director of, or during the past 5 years has held any directorship in, any other company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act.

Code of Conduct and Ethics

Although prior to the filing of its Form 15 with the Commission on September 16, 2011, the Company had previously disclosed in its filings with the Commission that it had adopted a Code of Ethics and Business Conduct for Officers, Directors and Employees, our current management is not familiar with any such Code of Ethics and, to ensure that there are no inadvertent violations thereof, the board of directors has rescinded any and all such existing codes. Instead, although the Company has initially determined to prepare and approve a new Code of Ethics during the ensuing calendar year of 2015, this was delayed until the second quarter of 2016.

Certain Corporate Governance Matters

The Board of Directors has recently established a standing Compensation Committee, but has not established or reinstated any audit or other committees of the board. With the exception of our Compensation Committee, the functions of audit, nominating committees, and any committees forming similar functions are instead being undertaken by our full board of directors and, as a result, the entire board of directors is responsible for the full oversight of the non-compensation affairs of the Company, including the assessment and oversight of the Company's financial risk exposure.

Compensation Committee. The Compensation Committee is comprised solely of Mr. Toomey, and it held only one meeting during fiscal year ended September 30, 2015. The Compensation Committee does not have a charter. However, principal responsibilities of this committee are to review and make recommendations to the Board of Directors concerning the compensation of officers of the Company, to provide input and make recommendations to the Board on individuals elected to be executive officers of the Company, to review and make recommendations with respect to the Company's existing and proposed compensation and bonus plans, and to serve as the committee responsible for administering the Company's existing compensation and benefits plans. In addition, this committee also is responsible for evaluating and recommending compensation to be paid to our directors, including retainers, fees, benefits and perquisites. The sole member of this Committee is not independent within the meaning of the listing standards of the NASDAQ Rule 5605(a)(2)(A).

No Audit Committee Financial Expert. Because James LaManna is not an independent director, the Board of Directors has determined that we do not have any directors that would satisfy the conditions to be an "audit committee financial expert" within the meaning of Regulation 401(e) of Regulation S-K promulgated by the Commission.

Shareholder Nominees of Directors. Currently, we do not have a policy regarding the consideration of any director candidates that may be recommended by our stockholders, including the minimum qualifications for director candidates, nor has our sole director established a process for identifying and evaluating director nominees. Furthermore, given our size and lack of operations, we do not have a diversity policy as it relates to the make-up and composition of our directors who serve on the board. We also have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed. To date, no stockholders have recommended any persons to be nominated for election to our board of directors. Given our relative size and lack of directors and officers insurance coverage, we do not anticipate that any of our stockholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all current members of our Board would participate in the consideration of director nominees.

Compensation Committee Interlocks and Insider Participation

The sole member of our Compensation Committee is James K. Toomey and he is the Secretary of the Company and he has had a relationship requiring disclosure under Item 404 of Regulation S-K promulgated under the Exchange Act. See " Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and "Part III. Item 13 - Certain Relationshipps and Related Trasnactions" for a description of the relationships reqiirng disclosure under Item 404 of Regulation S-K promulgated under the Exchange Act. During the last completed fiscal year, none of our executive officers has served as a member of the board of directors or compensation committee of any other entity that has or has had one or more of its executive officers serving as a member of our Board or Compensation Committee.

Compliance with Section 16 of the Exchange Act

The Company's securities are not registered under Section 12 of the Exchange Act and, as a result, the reporting obligations of Section 16 of the Exchange Act do not apply to the Company. The completion of the Reactivation Activities resulted in the reactivation of the Company's reporting obligations solely under Section 15(d) of the Exchange Act which had been suspended since 2011.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

The Company did not did not pay any cash or non-cash consideration to any of the Company's Named Executive Officers for the fiscal years ended September 30, 2015 and 2014. Messrs. Sparling, LaManna and Toomey all served as executive officers of the Company during the fiscal year ended September 30, 2015. Mr. Sparling was the Company's sole executive officer and employee for the fiscal year ended September 30, 2014. None of the Named Executive Officers have employment agreements with the Company. Furthermore, as of September 30, 2015, none of the Named Executive Officers had any outstanding equity awards with respect to the Company's common stock.

However, on December 15, 2015, the Board of Directors approved the issuance of 2 million shares of our common stock to each of Mr. Sparling and to Mr. LaManna, for an aggregate of 4 million shares, as compensation for services provided to Company over the past two years.

Director Compensation

None of the Company's directors received any cash compensation, equity awards, or other non-cash compensation or other arrangements for services provided in their capacity as directors for the fiscal year ended September 30, 2015.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Company's outstanding shares of common stock as of December 18, 2015 by: (a) each person known by us to beneficially own 5% or more shares of the Company's common stock, (b) each director of the Company and each Named Executive Officer of the Company, and (c) all directors and executive officers of the Company as a group. Except as otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all of the shares of common stock owned by them.

Name of Beneficial Owner	Current Beneficial Ownership
	Number (1)	Percentage (2)
Directors and Named Executive Officers

James K. Toomey (3)	84,692,987	70.01%
Ted Sparling	3,719,668	3.08%
Jim LaManna	2,000,000	1.66%
All directors and executive officers as a group (3 persons)(4)	90,412,655	74.74%

__________________________

*	Less than 1%

(1)

For purposes of this table, a person is deemed to be the beneficial owner of a security if he or she (a) has or shares voting power or dispositive power with respect to such security, or (b) has the right to acquire such ownership within sixty days. "Voting power" is the power to vote or direct the voting of shares, and "dispositive power" is the power to dispose or direct the disposition of shares, irrespective of any economic interest in such shares.

36

(2)

In calculating the percentage ownership or percent of equity vote for a given individual or group, the number of Common Shares outstanding includes unissued shares subject to options, warrants, rights or conversion privileges exercisable within sixty days held by such individual or group, but are not deemed outstanding by any other person or group.

(3)

Includes (a) 5,010,975 shares of common stock held jointly by Mr. Toomey and his spouse over which he has shared voting and investment powers, and (b) 710,600 shares of common stock owned by Tectonics, Inc., a family-owned corporation in which Mr. Toomey and his spouse and custodial for daughter own 38.52% of the outstanding equity interests and for which Mr. Toomey serves as a director and his spouse serves as the president, and by reason thereof Mr. Toomey may be deemed to be the beneficial owner of such shares. This also includes 254,946 shares that may be issued upon conversion of the convertible promissory notes in principal aggregate amount of $250,000 issued pursuant to the terms and conditions of the October 2014 Note Agreement, the February 2015 Note Agreement, the May 2015 Note Agreement, the September 2015 Note Agreement, and the December 2015 Note Agreement (including the shares issuable with respect to the accrued interest thereon). All of the notes issued under each of these agreements are currently convertible. Mr. Toomey's address is 800 Morgan-Johnson Road, Bradenton, FL 34208.

(4)

Includes 254,946 shares that may be issued upon conversion of outstanding convertible promissory notes in principal aggregate amount of $250,000, as well as the shares issuable with respect to the accrued interest thereon).

Equity Compensation Plans

During the fiscal year ended September 30, 2015, we did not have any equity incentive or other equity awards plans in which any director, officer, consultant, or employee of our Company was able to participate. During the fiscal year ended September 30, 2015, no individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs were made to our directors or executive officers and, as of September 30, 2015, none of our directors or our executive offices have been granted, or held, any stock options or other equity award in any of our capital stock.

However, on December 15, 2015, the Board of Directors approved the issuance of 2 million shares of our common stock to each of Mr. Sparling and to Mr. LaManna, for an aggregate of 4 million shares, as compensation for services provided to Company over the past two years.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

During the fiscal year ended September 30, 2015, Mr. Toomey has advanced an aggregate of $140,000 to the Company pursuant to: (a) the February 2015 Note Agreement (bearing interest at 3.5%) described above in exchange for the February 2015 Promissory Notes, (b) the February 2015 Note Agreement (bearing interest at 3.5%) described above in exchange for the May 2015 Promissory Notes, and (c) the September 2015 Note Agreement (bearing interest at 3.5%) described above in exchange for the September 2015 Promissory Notes. On December 7, 2015, Mr. Toomey advanced an aggregate of $20,000 to the Company pursuant to the December 2015 Note Agreement (bearing interest at 3.5%) described above in exchange for the December 2015 Promissory Notes.

Director Independence

Our common stock is quoted on the quoted by the OTC Markets Group, Inc. on the pink sheets in the OTC Pink - No Information tier, which does not have director independence requirements or defines what would constitute an independent director. We, however, undertook a review of the independence of our directors using the independence standards for directors provided in the rules of The Nasdaq Stock Market. These rules require consideration of whether any director has a material relationship with us that could interfere with his ability to exercise independent judgment in carrying out his responsibilities. Under NASDAQ Rule 5605(a)(2), however, a director is not considered to be independent if he or she, among other things:

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

•

is or has been, or has an immediate family member who is or has been, within the last three years, employed as an executive officer of another company where any of the Company's present executive officers at the same time serves or served on the other company's compensation committee.

•

is, or has an immediate family member who is , a current partner of the Company's outside auditor, or was a partner or employee of the Company's outside auditor who worked on the Company's audit at any time during any of the past three years.

Under such definition, as of September 30, 2015, none of our directors could be classified as independent. Each of our directors are considered a non-independent director because of their appointment as executive officers of the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Warren Averett, LLC, an independent registered public accounting firm ("Warren Averett"), has served as the Company's auditors for the fiscal year ending September 30, 2015.

Audit and Non-Audit Fees

The following table presents fees for professional audit services rendered by Warren Averett for the audit of the Company's annual financial statements for the years ended September 30, 2015 and 2014 and fees billed for other services rendered by Warren Averett during those periods.

	2015	2014
Audit fees (1)	$60,504	$52,740
Audit related fees (2)	$0	$0
Tax fees (3)	$0	$0
All other fees (4)	$0	$0

__________________________

(1)

Audit fees consistent principally of audit work performed on the financial statements, as well as work generally only the independent auditors can reasonably be expected to provide, such as statutory audits.

(2)

Audit related fees consisted principally of an attestation report on management's report on internal controls, a review of our Form 10-Q's and related press releases, and other general miscellaneous matters.

(3)	Tax fees consisted principally of assistance with tax compliance, preparation of returns, tax planning, and providing tax guidance.

(4)	Consist of fees for products and services provided by our principal accountants, other than services reported under "Audit fees," "Audit related fees," or "Tax fees."

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

3.1

Amended and Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K, filed with the Commission on December 17, 2014.

3.2	Amended and Restated Bylaws of the Company, incorporated herein by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K, filed with the Commission on December 17, 2014.

4.1	See Exhibits 3.1 and 3.2 for provisions of Certificate of Incorporation and the Bylaws of the Company defining the rights of holders of the Company's common stock.

4.2 *	Amended and Restated Convertible Promissory Note No. 4 in favor of James K. Toomey in principal amount of $10,000 for October 21, 2013 loan.

4.3 *	Amended and Restated Convertible Promissory Note No. 5 in favor of James K. Toomey in principal amount of $10,000 for November 13, 2013 loan.

4.4 *	Amended and Restated Convertible Promissory Note No. 6 in favor of James K. Toomey in principal amount of $10,000 for January 13, 2014 loan.

4.5 *	Amended and Restated Convertible Promissory Note No. 7 in favor of James K. Toomey in principal amount of $20,000 for April 24, 2014 loan.

4.6 *	Amended and Restated Convertible Promissory Note No. 8 in favor of James K. Toomey in principal amount of $20,000 for May 22, 2014 loan.

4.7 *	Amended and Restated Convertible Promissory Note No. 9 in favor of James K. Toomey in principal amount of $20,000 for September 17, 2014 loan.

4.8 *	Amended and Restated Convertible Promissory Note No. 10 in favor of James K. Toomey in principal amount of $60,000 for December 19, 2014 loan.

4.9 *	Amended and Restated Convertible Promissory Note No. 11 in favor of James K. Toomey in principal amount of $20,000 for March 5, 2015 loan.

4.10 *	Amended and Restated Convertible Promissory Note No. 12 in favor of James K. Toomey in principal amount of $40,000 for March 16, 2015 loan.

4.11 *	Convertible Promissory Note No. 13 in favor of James K. Toomey in principal amount of $20,000 for September 8, 2015 loan.

4.12 *	Convertible Promissory Note No. 14 in favor of James K. Toomey in principal amount of $20,000 for December 7, 2015 loan.

10.1 *

Second Amendment and Restatement of Convertible Promissory Note Purchase Agreement, effective as of December 15, 2015 relating to Convertible Promissory Note Purchase Agreement, effective as of October 24, 2014, as amended, by and between Kingfish Holding Corporation and James K. Toomey.

10.2 *

First Amendment and Restatement of Convertible Promissory Note Purchase Agreement, effective as of December 15, 2015 relating to Convertible Promissory Note Purchase Agreement, effective as of February 10, 2015, by and between Kingfish Holding Corporation and James K. Toomey.

40

10.3 *

First Amendment and Restatement of Convertible Promissory Note Purchase Agreement, effective as of December 15, 2015 relating to Convertible Promissory Note Purchase Agreement, effective as of May 13, 2015, by and between Kingfish Holding Corporation and James K. Toomey.

10.4 *	Convertible Promissory Note Purchase Agreement, effective as of December 15, 2015, by and between Kingfish Holding Corporation and James K. Toomey for loan advanced on September 8, 2015.

10.5 *	Convertible Promissory Note Purchase Agreement, effective as of December 15, 2015, by and between Kingfish Holding Corporation and James K. Toomey for loan advanced on December 7, 2015.

31.1 *

Certification of the Company's Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(a)), with respect to the registrant's Annual Report on Form 10-K for the year ended September 30, 2015.

31.2 *

Certification of the Company's Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(a)), with respect to the registrant's Annual Report on Form 10-K for the year ended September 30, 2015.

32.1 *	Certificate of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(b)).

32.2 *	Certificate of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(b)).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
___________________

*	Exhibit Filed Herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINGFISH HOLDING CORPORATION

Date: December 22, 2015	By:	/s/ Ted Sparling
Ted Sparling
President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ted Sparling	President, Chief Executive Officer,	December 22, 2015
Ted Sparling	and Director (Principal Executive Officer)

/s/ James K. Toomey	Director	December 22, 2015
James K. Toomey

/s/ James La Manna	Director and Chief Financial Officer	December 22, 2015
James LaManna	(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company.

3.2	Amended and Restated Bylaws of the Company.

4.1	See Exhibits 3.1 and 3.2 for provisions of Certificate of Incorporation and the Bylaws of the Company defining the rights of holders of the Company's common stock.

4.2 *	Amended and Restated Convertible Promissory Note No. 4 in favor of James K. Toomey in principal amount of $10,000 for October 21, 2013 loan.

4.3 *	Amended and Restated Convertible Promissory Note No. 5 in favor of James K. Toomey in principal amount of $10,000 for November 13, 2013 loan.

4.4 *	Amended and Restated Convertible Promissory Note No. 6 in favor of James K. Toomey in principal amount of $10,000 for January 13, 2014 loan.

4.5 *	Amended and Restated Convertible Promissory Note No. 7 in favor of James K. Toomey in principal amount of $20,000 for April 24, 2014 loan.

4.6 *	Amended and Restated Convertible Promissory Note No. 8 in favor of James K. Toomey in principal amount of $20,000 for May 22, 2014 loan.

4.7 *	Amended and Restated Convertible Promissory Note No. 9 in favor of James K. Toomey in principal amount of $20,000 for September 17, 2014 loan.

4.8 *	Amended and Restated Convertible Promissory Note No. 10 in favor of James K. Toomey in principal amount of $60,000 for December 19, 2014 loan.

4.9 *	Amended and Restated Convertible Promissory Note No. 11 in favor of James K. Toomey in principal amount of $20,000 for March 5, 2015 loan.

4.10 *	Amended and Restated Convertible Promissory Note No. 12 in favor of James K. Toomey in principal amount of $40,000 for March 16, 2015 loan.

4.11 *	Convertible Promissory Note No. 13 in favor of James K. Toomey in principal amount of $20,000 for September 8, 2015 loan.

4.12 *	Convertible Promissory Note No. 14 in favor of James K. Toomey in principal amount of $20,000 for December 7, 2015 loan.

10.1 *

Second Amendment and Restatement of Convertible Promissory Note Purchase Agreement, effective as of December 15, 2015 relating to Convertible Promissory Note Purchase Agreement, effective as of October 24, 2014, as amended, by and between Kingfish Holding Corporation and James K. Toomey.

10.2 *

First Amendment and Restatement of Convertible Promissory Note Purchase Agreement, effective as of December 15, 2015 relating to Convertible Promissory Note Purchase Agreement, effective as of February 10, 2015, by and between Kingfish Holding Corporation and James K. Toomey.

10.3 *

First Amendment and Restatement of Convertible Promissory Note Purchase Agreement, effective as of December 15, 2015 relating to Convertible Promissory Note Purchase Agreement, effective as of May 13, 2015, by and between Kingfish Holding Corporation and James K. Toomey.

Exhibit Number	Description of Exhibits

10.4 *	Convertible Promissory Note Purchase Agreement, effective as of December 15, 2015, by and between Kingfish Holding Corporation and James K. Toomey for loan advanced on September 8, 2015.

10.5 *	Convertible Promissory Note Purchase Agreement, effective as of December 15, 2015, by and between Kingfish Holding Corporation and James K. Toomey for loan advanced on December 7, 2015.

31.1 *

Certification of the Company's Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(a)), with respect to the registrant's Annual Report on Form 10-K for the year ended September 30, 2015.

31.2 *

Certification of the Company's Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(a)), with respect to the registrant's Annual Report on Form 10-K for the year ended September 30, 2015.

32.1 *	Certificate of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(b)).

32.2 *	Certificate of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(b)).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
___________________

*	Exhibit Filed Herewith

