Form 10-Q
period 2015-12-31
Kingfish Holding Corp
filed 2016-02-16
CIK 1374881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: December 31, 2015

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

As of February 8, 2016, the number of issued and outstanding shares of common stock of the registrant was 120,712,987.

KINGFISH HOLDING CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KINGFISH HOLDING CORPORATION
BALANCE SHEETS
DECEMBER 31 AND SEPTEMBER 30, 2015

	12/31/2015	9/30/2015
	(Unaudited)
ASSETS

Current assets:
Cash	$24,131	$9,373
Total Assets	$24,131	$9,373

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$121,728	$81,667
Total Current Liabilities	121,728	81,667

Long Term Liabilities:
Convertible notes payable to related party	20,000	230,000
Rescission liability	20,000	20,000
Total Long Term Liabilities	40,000	250,000

Total Liabilities	161,728	331,667

Stockholders' Deficit:
Preferred stock, par $0.0001, 20,000,000 shares
authorized, 0 shares issued and outstanding at December 31, 2015 and September 30, 2015, respectively	-	-
Common stock, par $0.0001, 200,000,000 shares
authorized, 120,712,987 and 116,712,987 shares issued and outstanding at December 31, 2015 and September 30, 2015, respectively	12,072	11,672
Common stock payable	230,000	-
Paid in capital	4,138,745	4,129,945
Retained deficit	(4,498,414)	(4,443,911)
Rescission liability	(20,000)	(20,000)
	(137,597)	(322,294)
Total Liabilities and Stockholders' Deficit	$24,131	$9,373

The accompanying notes are an integral part of these statements.

KINGFISH HOLDING CORPORATION
STATEMENTS OF OPERATIONS - UNAUDITED
FOR THE THREE MONTHS ENDED DECEMBER 31, 2015 AND 2014

	12/31/2015	12/31/2014
Expenses:
Professional fees	$45,303	$97,228
Stock based compensation	9,200	-
Postage	-	42
Taxes and licenses	-	998
General and Administrative Expenses	54,503	98,268

Other Income:
Gain on extinguishment of debt	-	24,435
Total Other Income	-	24,435

Net (Loss) Before Income Taxes	(54,503)	(73,833)

Provision for income taxes	-	-

Net (Loss)	$(54,503)	$(73,833)

Basic and diluted net income (loss) per share	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	117,408,639	116,712,987

The accompanying notes are an integral part of these statements.

KINGFISH HOLDING CORPORATION
STATEMENTS OF CASH FLOWS - UNAUDITED
FOR THE THREE MONTHS DECEMBER 31, 2015 AND 2014

	12/31/2015	12/31/2014
Cash Flows From Operating Activities:
Net loss	$(54,503)	$(73,833)
Adjustments to reconcile net loss to net cash used by operations:
Gain on extinguishment of debt	-	(24,435)
Stock based compensation	9,200	-
Changes in operating assets and liabilities:
Prepaid expenses	-	10,000
Accounts payable and accrued expenses	40,061	37,462
Net Cash flows used by operating activities	(5,242)	(50,806)

Cash Flows From Financing Activities:

Proceeds from note payable to related party	20,000	60,000
Net Cash flows from financing activities	20,000	60,000

Net Increase in Cash	14,758	9,194

Cash at the beginning of year	9,373	13,377

Cash at the end of the year	$24,131	$22,571

The accompanying notes are an integral part of these statements.

KINGFISH HOLDING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2015

(unaudited)

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

The Company discontinued operations in 2009, sold our last subsidiary in May 2010 and effected a change in management and control at the same time. As part of this transition, old management took possession of the majority of the accounting and corporate records. The Company's last annual report Form 10-K for the year ended September 30, 2008 was filed with the Securities and Exchange Commission (SEC) on December 29, 2008 and the Company's last quarterly report Form 10-Q for the period ended June 30, 2009 was filed with the SEC on August 19, 2009.

On December 17, 2014, the Company reactivated its suspended reporting obligations under Section 15(d) of the Exchange Act by filing a Form 10-K for the fiscal year ended September 30, 2013 and Forms 10-Q for the quarters ended December 31, 2013, March 31, 2014 and June 30, 2014. The Company's activities are subject to significant risks and uncertainties, including failing to secure additional funding to reorganize and finding a suitable merger and acquisition candidate.

2.	Summary of Significant Accounting Policies:

Basis of presentation:

The accompanying financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and reflect all adjustments, consisting solely of normal recurring adjustments, needed to fairly present the financial results for these periods. The financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance U.S. GAAP have been omitted.

The accompanying financial statements should be read in conjunction with the financial statements for the fiscal years ended September 30, 2015 and 2014 and notes thereto in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2015. Operating results for the three months ended December 31, 2015 and 2014 are not necessarily indicative of the results that may be expected for the entire year. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three month periods ended December 31, 2015 and 2014, (b) the financial position at December 31, 2015, and (c) cash flows for the three month periods ended December 31, 2015 and 2014, have been made.

The preparation of financial statements in accordance with U.S. GAAP contemplates that the Company will continue as a going concern, for a reasonable period. As reflected in the Company's financial statements, the Company has a retained deficit of $4,489,414 on December 31, 2015. The Company used cash of ($5,242) and ($50,806) in operating activities during the three months ended December 31, 2015 and 2014, respectively. The Company has a working capital deficiency of ($97,597) at December 31, 2015 that is insufficient in management's view to sustain current levels of operations for a reasonable period without additional financing. These trends and conditions continue to raise substantial doubt surrounding the Company's ability to continue as a going concern for a reasonable period. Ultimately, the Company's ability to continue as a going concern is dependent upon management's ability to continue to curtail current operating expense and obtain additional financing to augment working capital requirements and support acquisition plans. There can be no assurance that management will be successful in achieving these objectives or obtain financing under terms and conditions that are suitable. The accompanying financial statements do not include any adjustments associated with these uncertainties.

KINGFISH HOLDING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2015

(unaudited)

2.	Summary of Significant Accounting Policies (continued):

Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets, if any at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Cash:

Cash is maintained at a financial institution and, at times, balance may exceed federally insured limits. We have never experienced any losses related to the balance. Currently, the FDIC provides insurance coverage up to $250,000 per depositor at each financial institution and our cash balance did not exceed such coverage on December 31, 2015.

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

KINGFISH HOLDING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2015

(unaudited)

2.	Summary of Significant Accounting Policies (continued):

Stock for service:

The Company periodically issues common stock to employees for services. Costs of these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete.

Net income (loss) per share:

Basic income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of outstanding common shares during the period of computation. Diluted loss per share gives effect to potentially dilutive common shares outstanding. The Company gives effect to these dilutive securities using the Treasury Stock Method. Potentially dilutive securities include convertible financial instruments. The Company gives effect to these dilutive securities using the If-Converted-Method. At December 31, 2015, convertible notes payable to related party of $20,000 can potentially convert into 20,000 shares of common stock. As a result of the losses for the three months ended December 31, 2015 and 2014, basic and diluted shares are the same. Inclusion of any dilutive common shares would be antidilutive for these periods as the Company had losses for the periods presented. As of December 31, 2015, $230,000 in principal amount of the Company's outstanding convertible notes were converted effective on December 31, 2015 and resulted in the issuance of 244,946 shares of common stock, which was inclusive of the accrued interest on such notes.

3.	Convertible Notes Payable to Related Party:

On October 21, 2013, Mr. James K. Toomey, a director of the Company ("Mr. Toomey"), advanced a loan to the Company in the amount of $10,000 and, in exchange therefor, the Company issued a convertible note to Mr. Toomey in principal amount of $10,000. The note bears interest rate at 3.5% per annum and all unpaid principle and interest were due on demand by the director but no earlier than June 1, 2015 or 30 calendar days after the recommencement of the public company status as defined in the note agreement. The outstanding principle balance of the note was convertible into the Company's shares of common stock at the conversion price of $0.01 per share.

On November 13, 2013, Mr. Toomey advanced a loan to the Company in the amount of $10,000 and, in exchange therefor, the Company issued a convertible note to Mr. Toomey in principal amount of $10,000. The note bears interest rate at 3.5% per annum and all unpaid principle and interest were due on demand by the director but no earlier than June 1, 2015 or 30 calendar days after the recommencement of the public company status as defined in the note agreement. The outstanding principle balance of the note was convertible into the Company's shares of common stock at the conversion price of $0.01 per share.

On January 13, 2014, Mr. Toomey advanced a loan to the Company in the amount of $10,000 and, in exchange therefor, the Company issued a convertible note to Mr. Toomey in principal amount of $10,000. The note bears interest rate at 3.5% per annum and all unpaid principle and interest were due on demand by the director but no earlier than June 1, 2015 or 30 calendar days after the recommencement of the public company status as defined in the note agreement. The outstanding principle balance of the note was convertible into the Company's shares of common stock at the conversion price of $0.01 per share.

KINGFISH HOLDING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2015

(unaudited)

3.	Convertible Notes Payable to Related Party (continued):

On April 24, 2014, Mr. Toomey advanced a loan to the Company in the amount of $20,000 and, in exchange therefor, the Company issued a convertible note to Mr. Toomey in principal amount of $20,000. The note bears interest rate at 3.5% per annum and all unpaid principle and interest were due on demand by the director but no earlier than June 1, 2015 or 30 calendar days after the recommencement of the public company status as defined in the note agreement. The outstanding principle balance of the note was convertible into the Company's shares of common stock at the conversion price of $0.01 per share.

On May 22, 2014, Mr. Toomey advanced a loan to the Company in the amount of $20,000 and, in exchange therefor, the Company issued a convertible note to Mr. Toomey in principal amount of $20,000. The note bears interest rate at 3.5% per annum and all unpaid principle and interest were due on demand by the director but no earlier than June 1, 2015 or 30 calendar days after the recommencement of the public company status as defined in the note agreement. The outstanding principle balance of the note was convertible into the Company's shares of common stock at the conversion price of $0.01 per share.

On September 17, 2014, Mr. Toomey advanced a loan to the Company in the amount of $20,000 and, in exchange therefor, the Company issued a convertible note to Mr. Toomey in principal amount of $20,000. The note bears interest rate at 3.5% per annum and all unpaid principle and interest were due on demand by the director but no earlier than June 1, 2015 or 30 calendar days after the recommencement of public company status as defined in the note agreement. The outstanding principle balance of the note was convertible into the Company's shares of common stock at the conversion price of $0.01 per share.

On December 19, 2014, Mr. Toomey advanced a loan to the Company in the amount of $60,000 and, in exchange therefor, the Company issued a convertible note to Mr. Toomey in principal amount of $60,000. The note bears interest rate at 3.5% per annum and all unpaid principle and interest were due on demand by the director but no earlier than June 1, 2015 or 30 calendar days after the recommencement of public company status as defined in the note agreement. The outstanding principle balance of the note was convertible into the Company's shares of common stock at a fixed price of $.01 per share.

On March 5, 2015, Mr. Toomey advanced a loan to the Company in the amount of $20,000 and, in exchange therefor, the Company issued a convertible note to Mr. Toomey in principal amount of $20,000. The note bears interest rate at 3.5% per annum and all unpaid principle and interest were due on demand by the director but no earlier than June 1, 2015 or 30 calendar days after the recommencement of the public company status as defined in the note agreement. The outstanding principle balance of the note was convertible into the Company's shares of common stock at the conversion price of $0.01 per share.

On March 16, 2015, Mr. Toomey advanced a loan to the Company in the amount of $40,000 and, in exchange therefor, the Company issued a convertible note to Mr. Toomey in principal amount of $40,000. The note bears interest rate at 3.5% per annum and all unpaid principle and interest were due on demand by the director but no earlier than June 1, 2015 or 30 calendar days after the recommencement of the public company status as defined in the note agreement. The outstanding principle balance of the note was convertible into the Company's shares of common stock at the conversion price of $0.01 per share

On September 8, 2015, Mr. Toomey advanced a loan to the Company in the amount of $20,000 and, in exchange therefor, the Company issued a convertible note to Mr. Toomey in principal amount of $20,000. The note bears interest rate at 3.5% per annum and all principal and interest were due on demand by the director. The outstanding principle balance of the note was convertible into the Company's shares of common stock at the conversion price of $1.00 per share.

On December 7, 2015, Mr. Toomey advanced a loan to the Company in the amount of $20,000 and, in exchange therefor, the Company issued a convertible note to Mr. Toomey in principal amount of $20,000 (the "December 2015 Promissory Note"). The December 2015 Promissory Note bears fixed interest rate of 3.5% per annum, payable from the date of the actual loan. The principal and accrued interest on the December 2015 Promissory Note is convertible into the common stock of the Company by Mr. Toomey. The December 2015 promissory note is immediately exercisable and its conversion rate is a fixed at a price equal to $1.00 per share (subject to anti-dilution adjustments).

KINGFISH HOLDING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2015

(unaudited)

3.	Convertible Notes Payable to Related Party (continued):

On December 15, 2015 the Board of Directors approved an amendment to certain of the Convertible Promissory Note Purchase Agreements and the notes issued thereunder to change the conversion price from $.01 per share to $1.00 per share, thereby resulting in all outstanding notes being convertible at $1.00 per share. Effective as of December 31, 2015, $230,000 in principal amount of the outstanding convertible notes payable to related party were converted, at a rate of $1.00 per share, and resulted in the issuance of 244,946 shares of common stock, which was inclusive of the accrued interest on such notes. Following the conversion, the only remaining oustanding convertible note payable is the December 2015 Promissory Note.

Based on the Company's stock price at the respective commitments dates, the Company determined that the above convertible notes did not have a beneficial conversion feature to the note holder.

4.	Common Stock Issued for Services:

On December 15, 2015, the Board of Directors approved the issuance of 2 million shares of the Company's common stock to each of the two directors, for an aggregate of 4 million shares, as compensation for services provided to the Company over the past two years. The Company recorded stock based compensation at the fair market value of the common stock on commitment date of approximately $9,200 in the quarter ended December 31, 2015.

5.	Preferred Stock:

The Company is authorized to issue up to 20,000,000 shares of Preferred Stock with designations, rights and preferences determined from time to time by our Board of Directors. Accordingly, our Board of Directors is empowered, without shareholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our Common Stock. The terms of the preferred stock have not been approved. As of December 31, 2015 and September 30, 2015, there was no Preferred Stock issued and outstanding, respectively.

6.	Rescission Liability:

On November 20, 2009, the Company issued 2,000,000 shares of its common stock to pay for services valued at $20,000. The issuance of these shares was declared invalid by the court since they were issued by prior management who did not have the authority to do so since they were validly removed on November 16, 2009. These shares remained outstanding at December 31, 2015 and will be returned to the Company's transfer agent upon locating the holder of these shares.

7.	Recent Accounting Pronouncement:

Recent pronouncements issued by the Accounting Standards Board ("FASB"), the American Institute of Certified Public Accountants ("AICPA") and the United States Securities and Exchange Commission ("SEC") did not have a material impact on the Company's present or future financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this quarterly report. Historical results and trends which might appear should not be taken as indicative of future operations. Our results of operations and financial condition, as reflected in the accompanying statements and related notes, are subject to management's evaluation and interpretations of business conditions, changing market conditions and other factors.

A NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (including the exhibits hereto) contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), such as statements relating to our financial condition, results of operations, plans, objectives, future performance or expectations, and business operations. These statements relate to expectations concerning matters that are not historical fact. Accordingly, statements that are based on management's projections, estimates, assumptions, and judgments constitute forward-looking statements. These forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "plan," "estimate," "approximately," "intend," "objective," "goal," "project," and other similar words and expressions, or future or conditional verbs such as "will," "should," "would," "could," and "may." These forward-looking statements are based largely on information currently available to our management and on our current expectations, assumptions, plans, estimates, judgments and projections about our business and our industry, and such statements involve inherent risks and uncertainties. Although we believe our expectations are based on reasonable estimates and assumptions, they are not guarantees of performance and there are a number of known and unknown risks, uncertainties, contingencies, and other factors (many of which are outside our control) which may cause actual results, performance, or achievements to differ materially from those expressed or implied by such forward-looking statements. Accordingly, there is no assurance that our expectations will in fact occur or that our estimates or assumptions will be correct, and we caution investors and all others not to place undue reliance on such forward-looking statements.

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

All written or oral forward-looking statements that are made or attributable to us are expressly qualified in their entirety by this cautionary notice. The forward-looking statements included herein are only made as of the date of this Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2015 (this "Form 10-Q"). We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Subsequently, our remaining management concluded that it may be feasible to acquire a target company or business seeking the perceived advantages of being a publicly held corporation and, as a result, our management determined that it should explore opportunities to acquire other assets or business operations that will maximize shareholder value. In order to move this plan forward, management determined that, prior to undertaking a search for any such acquisition opportunities, the Company should take the steps necessary to (a) reconstitute a full board of directors, (b) update and complete its corporate records and corporate governance documents, including the payment of any franchise fees and taxes owed to the State of Delaware, (c) satisfy all its obligations owed to its transfer agent, (d) obtain an audit of its financial statements by independent registered public accountants, and (e) reactivate its suspended reporting obligations under Section 15(d) of the Exchange Act which had been suspended since 2011 (all such actions, collectively, the "Reactivation Activities"). On December 17, 2014, the Company completed its Reactivation Activities and is filing obligations under the Exchange Act.

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

We expect to pursue our search for a business opportunity primarily through our officers and directors, although other sources, such as professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and others, may present unsolicited proposals. Our activities are subject to several significant risks that arise primarily as a result of the fact that we have no specific target company or business and may acquire or participate in a business opportunity based on the decision of management which will, in all probability, act without the consent, vote, or approval of our shareholders. For a more detailed discussion of the manner in which we will pursue the search for and participation in a business venture, please see "Item 1: Business" of our Form 10-K filed for the fiscal year ended September 30, 2015.

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

We have no specific plans, understandings or agreements with respect to the raising of such funds, and we may seek to raise the required capital by the issuance of equity or debt securities or by other means. Since we have no such arrangements or plans currently in effect, our inability to raise funds for the consummation of an acquisition may have a severe negative impact on our ability to become a viable company. We estimate that the level of working capital needed for these general and administrative costs for fiscal year ending September 30, 2016 will be approximately $100,000.

We have negative working capital, negative shareholders' equity and have not earned any revenues from operations since September 16, 2011. James K. Toomey, the Company's principal stockholder and a director ("Mr. Toomey"), has loaned the Company monies in the past to cover our operations and Reactivation Activities. However, we have no formal commitment that he will continue to provide the Company with working capital sufficient until we consummate a merger or other business combination with a target company or business operation. We are currently devoting our efforts to locating such targets. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations. Our historical operating results disclosed in this Form 10-Q are not meaningful to our future results.

Going Concern Issues

In its report dated December 22, 2015, our auditors, Warren Averett, LLC expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. We have generated no operating revenues for the fiscal year ended September 30, 2015 or during the three months ended December 31, 2015, and we had an accumulated deficit of $137,597 as of December 31, 2015. Furthermore, at December 31, 2015, we had a retained deficit of $4,498,414 and a working capital deficit of $97,597. As a result of our working capital deficit and anticipated operating costs for the next 12 months, we do not have sufficient funds available to sustain our operations for a reasonable period without additional financing. Our continuation as a going concern is dependent upon future events, including our ability to raise additional capital and to generate positive cash flows.

Results of Operations

Comparison of Three Months Ended December 31, 2015 and 2014

Revenues. Because we currently do not have any business operations, we have not had any revenues during the three months ended December 31, 2015 and December 31, 2014.

General and Administrative Expenses. We had operating expenses of $54,503 and $98,268 for the three months ended December 31, 2015 and December 31, 2014, respectively. These expenses primarily consisted of general and administrative expenses which were principally comprised of professional fees associated with various corporate and accounting matters. In addition, during the quarter ended December 31, 2015, the Company approved and issued 2 million shares to Ted Sparling and Jim LaManna for their service as directors of the Company over the past two years, resulting in the recording of $9,200 in stock based compensation for the quarter. The decrease in such expenses for the three months ended December 31, 2015 as compared to the same period ended December 31, 2014 last year was due to the increased level of Reactivation Activities undertaken in 2014 and the first quarter of 2015 to reactivate the Company's suspended reporting obligations under Section 15(d) of the Exchange Act. Our general and administrative expenses decreased following the completion of our Reactivation Actions in December 2014 and are expected to remain relatively low until such time as we effect a merger or other business combination with an operating business, if at all.

Other Income. During the quarter ended December 31, 2014, we were able to obtain documentations to substantiate that certain notes payable were previously settled in full. Therefore, we recorded a gain on extinguishment of debt in the amount of $24,435 during the period. There were no similar adjustments or other sources of income recorded during the quarter ended December 31, 2015.

Net Income (Loss). We incurred net losses for the three months ended December 31, 2015 and December 31, 2014 of $54,503 and $73,833, respectively. The decrease in net loss was directly attributable to a reduction of general and administrative expenses following the Reactivation Date.

Liquidity and Capital Resources

At December 31, 2015, we had a working capital deficit of $97,597 compared to a working capital deficit of $72,294 at September 30, 2015. Current liabilities increased to $121,728 at December 31, 2015 from $81,667 at September 30, 2015 due to an increase in accounts payable. Total assets increased from $9,373 at September 30, 2015 to $24,131 at December 31, 2015 due to a $14,758 increase in cash from a loan made by Mr. Toomey to the Company during the quarter ended December 31, 2015.

We had no material commitments for capital expenditures as of December 31, 2015. However, if we are able to execute our business plan as anticipated in the future, we would likely incur substantial capital expenditures and require additional financing to fund such expenditures.

During three months ended December 31, 2015, the Company borrowed $20,000 from Mr. Toomey to pay for the Company's ongoing business operations. These funds were advanced to the Company on December 7, 2015 and were acknowledged and formalized by the parties pursuant to a Convertible Promissory Note Purchase Agreement, effective as of December 15, 2015 (the "December 2015 Note Agreement"), by and between the Company and Mr. Toomey, and the issuance of a convertible promissory note in favor of Mr. Toomey in aggregate principal amount of $20,000 bearing interest at a fixed rate of 3.5% per annum, payable from December 7, 2015, the date that the actual loan was provided to the Company (the "December 2015 Promissory Note"). The December 2015 Promissory Note is convertible into shares of our common stock by Mr. Toomey at a fixed conversion price equal to $1.00 per share (subject to anti-dilution adjustments).

On December 15, 2015, the Company and Mr. Toomey also agreed to amend the following agreements and notes to change the conversion rates under these agreements from $0.01 per share to $1.00 per share and to clarify that each of the outstanding promissory notes were immediately convertible: (a) the First Amendment to the October 2014 Convertible Promissory Note Purchase Agreement, effective as of January 12, 2015, as subsequently further amended in Section 4.5 of the May 2015 Note Agreement ("October 2014 Note Agreement"), (b) the Convertible Promissory Note Purchase Agreement, effective as of February 10, 2015 (the "February 2015 Note Agreement"), by and between the Company and Mr. Toomey relating to funds advanced on December 19, 2014, (c) the Convertible Promissory Note Purchase Agreement, effective as of May 13, 2015 (the "May 2015 Note Agreement"), by and between the Company and Mr. Toomey relating to funds advanced in March 2015, (d) each of the notes issued in favor of Mr. Toomey under the October 2014 Note Agreement, comprised of amended and restated promissory notes Nos. 4 through 9, (e) the $60,000 promissory note issued in favor of Mr. Toomey under the terms of the February 2015 Note Agreement, and (f) the $40,000 and $20,000 notes issued in favor of Mr. Toomey under the terms of the May 2015 Note Agreement.

On December 31, 2015, Mr. Toomey elected to convert, at a conversion rate of $1.00 per share, the outstanding principal and accrued interest on all of the outstanding convertible notes issued to him, other than the December 2015 Note. As a result of these conversions, an aggregate of 244,946 shares of common stock of the Company issued were issued to Mr. Toomey, effective on December 31, 2015, and all of the outstanding convertible promissory notes issued to Mr. Toomey in exchange for loans made by him to the Company have been satisfied and no amounts remain due and owing thereon other than the $20,000 payable to him under the terms of the December 2015 Promissory Note.

Mr. Toomey has historically converted past promissory notes. However, he has not yet executed his conversion rights under the December 2015 Promissory Note and there is no assurance that he will exercise such rights.

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

Now that the Company has reactivated its suspended reporting obligations under the Exchange Act, former shareholders, officers, employees, creditors, or others may approach the Company and allege that there are outstanding claims for which the Company is responsible. In fact, the Company has been contacted by one shareholder suggesting that the Company may owe certain contractual obligations to that shareholder. However, the Company is unclear as to the nature of any such obligation and, in any event, does not believe that any obligations are owed to that shareholder. In view of the Company's extremely limited resources, any such claims, if formally made, and/or proceedings commenced with respect thereto by such shareholder or any other third party or parties against the Company, would have a material adverse impact on the Company and may cause the Company to cease as a going concern. In such event, it is unlikely that the Company would be able to obtain any future financings from Mr. Toomey or others in order to maintain its current operations and it also would render unlikely that the Company would be able to pursue its business plan or that it will continue to be a reporting company under the Exchange Act.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "Smaller Reporting Company", the Company is not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedure

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

As of the end of the period covered by this report, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act). Based upon that evaluation, our management concluded that, the Company's disclosure controls and procedures were not effective as of December 31, 2015 as a result of the material weakness in internal control over financial reporting because of inadequate segregation of duties over authorization, review and recording of transactions, as well as the financial reporting of such transactions. Although financial resources are limited, management continues to evaluate opportunities to mitigate the above material weaknesses. Despite the existence of these material weaknesses, we believe the financial information presented herein is materially correct and in accordance with generally accepted accounting principles.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The conversion by Mr. Toomey of the outstanding principal and interest on certain outstanding convertible promissory notes during the quarter ended December 31, 2015, was previously disclosed in the Company's Form 8-K filed with the Commission on January 21, 2016.

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

ITEM 6. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

31.1

Certification of the Company's Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(a)), with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2015. *

31.2

Certification of the Company's Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(a)), with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2015.*

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

KINGFISH HOLDING CORPORATION

Date: February 15, 2016	By:	/s/ Ted Sparling
Ted Sparling
Chief Executive Officer
(Principal Executive Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits

31.1

Certification of the Company's Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(a)), with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2015 *

31.2

Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(a)), with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2015 *

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

