Form 10-Q
period 2016-03-31
Kingfish Holding Corp
filed 2016-05-20
CIK 1374881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

As of May 20, 2016, the number of issued and outstanding shares of common stock of the registrant was 120,942,987.

KINGFISH HOLDING CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KINGFISH HOLDING CORPORATION
BALANCE SHEETS
MARCH 31, 2016 AND SEPTEMBER 30, 2015

	03/31/16	09/30/15
	(unaudited)
ASSETS
Current assets:
Cash	$5,305	$9,373

Total Assets	$5,305	$9,373

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$100,017	$81,667
Total Current Liabilities	100,017	81,667

Long Term Liabilities:
Convertible notes payable to related party	40,000	230,000
Rescission liability	20,000	20,000
Total Long Term Liabilities	60,000	250,000

Total Liabilities	160,017	331,667

Stockholders' Deficit:
Common stock, par $0.0001, 200,000,000 shares authorized, 120,942,987 and 116,712,987 shares issued and outstanding at March 31, 2016 and September 30, 2015, respectively	12,095	11,672
Paid in capital	4,368,722	4,129,945
Retained deficit	(4,515,529)	(4,443,911)
Rescission liability	(20,000)	(20,000)
	(154,712)	(322,294)

Total Liabilities and Stockholders' Deficit	$5,305	$9,373

The accompanying notes are an integral part of these statements.

KINGFISH HOLDING CORPORATION
STATEMENTS OF OPERATIONS - UNAUDITED
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2016 AND 2015

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Expenses:
Office supplies	$61	$30	$61	$30
Postage	-	46	-	88
Professional fees	16,691	17,533	61,994	114,761
Stock based compensation	-	-	9,200	-
Taxes and licenses	363	-	363	998
General and Administrative Expenses	17,115	17,609	71,618	115,877

Other Income:
Gain on exstinguishment of debt	-	-	-	24,435
Total Other Income	-	-	-	24,435

Net Loss Before Income Taxes	(17,115)	(17,609)	(71,618)	(91,442)

Provision for income taxes	-	-	-	-

Net Loss	$(17,115)	$(17,609)	$(71,618)	$(91,442)

Basic and diluted net loss per share	$0.00	$0.00	$0.00	$0.00

Basic and diluted weighted average common shares outstanding	120,979,361	116,712,987	119,162,386	116,712,987

The accompanying notes are an integral part of these statements.

KINGFISH HOLDING CORPORATION
STATEMENTS OF CASH FLOWS - UNAUDITED
FOR THE SIX MONTHS ENDED MARCH 31, 2016 AND 2015

	3/31/2016	3/31/2015
Cash Flows From Operating Activities:
Net loss	$(71,618)	$(91,442)
Adjustments to reconcile net loss to net cash used by operations:
Gain on extinguishment of debt	-	(24,435)
Stock based compensation	9,200	-
Changes in operating assets and liabilities:
Prepaid expenses	-	10,000
Accounts payable and accrued expenses	18,350	(4,204)
Net Cash flows used by operating activities	(44,068)	(110,081)

Cash Flows From Financing Activities:

Proceeds from convertible notes payable to related party	40,000	120,000
Net Cash flows from financing activities	40,000	120,000

Net Increase (Decrease) in Cash	(4,068)	9,919

Cash at the beginning of year	9,373	13,377

Cash at the end of the year	$5,305	$23,296

Non-cash Transaction Disclosures:

Common stock issued for common stock payable	$230,000	$-

The accompanying notes are an integral part of these statements.

KINGFISH HOLDING CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2016

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

The Company discontinued operations in 2009, sold its' last subsidiary in May 2010 and effected a change in management and control at the same time. As part of this transition, old management took possession of the majority of the accounting and corporate records. On September 16, 2011, the Company terminated the registration of its common stock under Section 12, and suspended its reporting obligations under section 15(d), of the Securities Exchange Act of 1934 (The "Exchange Act"). The Company's last annual report made prior to such termination of registration was its Form 10-KSB for the year ended September 30, 2008 was filed with the Securities and Exchange Commission (SEC) on December 29, 2008 and the Company's last quarterly report made prior to such termination of registration was its Form 10-Q for the period ended June 30, 2009 was filed with the SEC on August 19, 2009.

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

The accompanying financial statements should be read in conjunction with the financial statements for the fiscal years ended September 30, 2015 and 2014 and notes thereto in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2015. Operating results for the three and six months ended March 31, 2016 and 2015 are not necessarily indicative of the results that may be expected for the entire year. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and six month periods ended March 31, 2016 and 2015, (b) the financial position at March 31, 2016, and (c) cash flows for the six month periods ended March 31, 2016 and 2015, have been made.

KINGFISH HOLDING CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2016

(unaudited)

2. Summary of Significant Accounting Policies (continued):

The preparation of financial statements in accordance with Accounting Principles Generally Accepted in the United States of America contemplates that the Company will continue as a going concern, for a reasonable period. As reflected in the Company's financial statements, the Company has a retained deficit of $4,515,529 on March 31, 2016. The Company used cash of ($44,068) and ($110,081) in operating activities during the six months ended March 31, 2016 and 2015, respectively. The Company has a working capital deficiency of ($94,712) at March 31, 2016 that is insufficient in managements' view to sustain current levels of operations for a reasonable period without additional financing. These trends and conditions continue to raise substantial doubt surrounding the Company's ability to continue as a going concern for a reasonable period. Ultimately, the Company's ability to continue as a going concern is dependent upon management's ability to continue to curtail current operating expense and obtain additional financing to augment working capital requirements and support acquisition plans. There can be no assurance that management will be successful in achieving these objectives or obtain financing under terms and conditions that are suitable. The accompanying financial statements do not include any adjustments associated with these uncertainties.

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

Cash:

Cash is maintained at a financial institution and, at times, balance may exceed federally insured limits. We have never experienced any losses related to the balance. Currently, the FDIC provides insurance coverage up to $250,000 per depositor at each financial institution and our cash balance did not exceed such coverage at March 31, 2016.

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

March 31, 2016

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

Net income (loss) per share:

Basic income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of outstanding common shares during the period of computation. Diluted loss per share gives effect to potentially dilutive common shares outstanding. The Company gives effect to these dilutive securities using the Treasury Stock Method. Potentially dilutive securities include convertible financial instruments. The Company gives effect to these dilutive securities using the If-Converted-Method. At March 31, 2016, convertible notes payable to related party of $40,000 can potentially convert into 40,000 shares of common stock. As a result of the losses for the three and the six months ended March 31, 2016 and 2015, basic and diluted shares are the same. Inclusion of any dilutive common shares would be antidilutive for these periods as the Company had losses for the periods presented.

3. Convertible Notes Payable to Related Party:

On October 21, 2013, Mr. James K. Toomey, a director of the Company ("Mr. Toomey") advanced a loan to the Company in the amount of $10,000 and in exchange, therefore the Company issued a convertible note to Mr. Toomey in principal amount of $10,000. The note bears interest rate at 3.5% per annum and all unpaid principle and interest were due on demand by the director but no earlier than June 1, 2015 or 30 calendar days after the recommencement of the public company status as defined in the note agreement. The outstanding principle balance of the note was convertible into the Company's shares of common stock at the conversion price of $0.01 per share.

On November 13, 2013, Mr. Toomey advanced a loan to the Company in the amount of $10,000 and in exchange, therefore the Company issued a convertible note to Mr. Toomey in principal amount of $10,000. The note bears interest rate at 3.5% per annum and all unpaid principle and interest were due on demand by the director but no earlier than June 1, 2015 or 30 calendar days after the recommencement of the public company status as defined in the note agreement. The outstanding principle balance of the note was convertible into the Company's shares of common stock at the conversion price of $0.01 per share.

KINGFISH HOLDING CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2016

(unaudited)

3. Convertible Notes Payable to Related Party (continued):

On January 13, 2014, Mr. Toomey advanced a loan to the Company in the amount of $10,000 and in exchange, therefore the Company issued a convertible note to Mr. Toomey in principal amount of $10,000. The note bears interest rate at 3.5% per annum and all unpaid principle and interest were due on demand by the director but no earlier than June 1, 2015 or 30 calendar days after the recommencement of the public company status as defined in the note agreement. The outstanding principle balance of the note was convertible into the Company's shares of common stock at the conversion price of $0.01 per share.

On April 24, 2014, Mr. Toomey advanced a loan to the Company in the amount of $20,000 and in exchange, therefore the Company issued a convertible note to Mr. Toomey in principal amount of $20,000. The note bears interest rate at 3.5% per annum and all unpaid principle and interest were due on demand by the director but no earlier than June 1, 2015 or 30 calendar days after the recommencement of the public company status as defined in the note agreement. The outstanding principle balance of the note was convertible into the Company's shares of common stock at the conversion price of $0.01 per share.

On May 22, 2014, Mr. Toomey advanced a loan to the Company in the amount of $20,000 and in exchange, therefore the Company issued a convertible note to Mr. Toomey in principal amount of $20,000. The note bears interest rate at 3.5% per annum and all unpaid principle and interest were due on demand by the director but no earlier than June 1, 2015 or 30 calendar days after the recommencement of the public company status as defined in the note agreement. The outstanding principle balance of the note was convertible into the Company's shares of common stock at the conversion price of $0.01 per share.

On September 17, 2014, Mr. Toomey advanced a loan to the Company in the amount of $20,000 and in exchange, therefore the Company issued a convertible note to Mr. Toomey in principal amount of $20,000. The note bears interest rate at 3.5% per annum and all unpaid principle and interest were due on demand by the director but no earlier than June 1, 2015 or 30 calendar days after the recommencement of public company status as defined in the note agreement. The outstanding principle balance of the note was convertible into the Company's shares of common stock at the conversion price of $0.01 per share.

On December 19, 2014, Mr. Toomey advanced a loan to the Company in the amount of $60,000 and in exchange, therefore the Company issued a convertible note to Mr. Toomey in principal amount of $60,000. The note bears interest rate at 3.5% per annum and all unpaid principle and interest were due on demand by the director but no earlier than June 1, 2015 or 30 calendar days after the recommencement of public company status as defined in the note agreement. The outstanding principle balance of the note was convertible into the Company's shares of common stock at a fixed price of $.01 per share.

On March 5, 2015, Mr. Toomey advanced a loan to the Company in the amount of $20,000 and in exchange, therefore the Company issued a convertible note to Mr. Toomey in principal amount of $20,000. The note bears interest rate at 3.5% per annum and all unpaid principle and interest were due on demand by the director but no earlier than June 1, 2015 or 30 calendar days after the recommencement of the public company status as defined in the note agreement. The outstanding principle balance of the note was convertible into the Company's shares of common stock at the conversion price of $0.01 per share.

On March 16, 2015, Mr. Toomey advanced a loan to the Company in the amount of 40,000 and in exchange, therefore the Company issued a convertible note to Mr. Toomey in principal amount of $40,000. The note bears interest rate at 3.5% per annum and all unpaid principle and interest were due on demand by the director but no earlier than June 1, 2015 or 30 calendar days after the recommencement of the public company status as defined in the note agreement. The outstanding principle balance of the note was convertible into the Company's shares of common stock at the conversion price of $0.01 per share.

KINGFISH HOLDING CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2016

(unaudited)

3. Convertible Notes Payable to Related Party (continued):

On September 8, 2015, Mr. Toomey advanced a loan to the Company in the amount of $20,000 and in exchange, therefore the Company issued a convertible note to Mr. Toomey in principal amount of $20,000. The note bears interest rate at 3.5% per annum and all unpaid principle and interest were due on demand by the director. The outstanding principle balance of the note was convertible into the Company's shares of common stock at the conversion price of $1.00 per share (subject to anti-dilution adjustments).

On December 7, 2015, Mr. Toomey advanced a loan to the Company in the amount of $20,000 and, in exchange therefore, the Company issued a convertible note to Mr. Toomey in principal amount of $20,000 (the "December 2015 Promissory Note"). The December 2015 Promissory Note bears fixed interest rate of 3.5% per annum, payable from the date of the actual loan. The principal and accrued interest on the December 2015 Promissory Note is convertible into the common stock of the Company by Mr. Toomey. The December 2015 Promissory Note is immediately exercisable and its conversion rate is a fixed at a price equal to $1.00 per share (subject to anti-dilution adjustments).

On December 15, 2015 the Board of Directors approved an amendment to certain of the Convertible Promissory Note Purchase Agreements and the notes issued thereunder to change the conversion price from $.01 per share to $1.00 per share, thereby resulting in all outstanding notes being convertible at $1.00 per share. Effective as of December 31, 2015, $230,000 in principal amount of the outstanding convertible notes payable to related party were converted, at a rate of $1.00 per share, and resulted in the issuance of 244,946 shares of common stock, which was inclusive of the accrued interest on such notes. Following the conversion, the only remaining outstanding convertible note payable was the December2015 Promissory Note.

On March 3, 2016, Mr. Toomey advanced a loan to the Company in the amount of $20,000 and in exchange, therefore the Company issued a convertible note to Mr. Toomey in principal amount of $20,000 (the "May 2016 Promissory Note"). The May 2016 Promissory Note bears fixed interest at 3.5% per annum, payable on demand from the date of the actual loan. The principal and accrued interest on the May 2016 Promissory Note is convertible into the common stock of the Company by Mr. Toomey. The May 2016 Promissory Note is immediately exercisable and its conversion rate is a fixed at a price equal to $1.00 per share (subject to anti-dilution adjustments).

Based on the Company's stock price at the respective commitments dates, the Company determined that the above convertible notes did not have a beneficial conversion feature to the note holder.

KINGFISH HOLDING CORPORATION
NOTES TO FINANCIAL STATEMENTS
March 31, 2016
(unaudited)

4. Common Stock Issued for Services, Related Party

On December 15, 2015, the Board of Directors approved the issuance of 2 million shares of the Company's common stock to each of the two directors, for an aggregate of 4 million shares, as compensation for services provided to Company over the past two years. The Company recorded stock based compensation at the fair market value of the common stock on the commitment date of approximately $9,200 in the quarter ended December 31, 2015.

5. Preferred Stock

The Company is authorized to issue up to 20,000,000 shares of Preferred Stock with designations, rights and preferences determined from time to time by our Board of Directors. Accordingly, our Board of Directors is empowered, without shareholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our Common Stock. The terms of the preferred stock have not been approved. As of March 31, 2016 and September 30, 2015, there was no Preferred Stock issued and outstanding, respectively.

6. Rescission Liability:

On November 20, 2009, the Company issued 2,000,000 shares of its common stock to pay for services valued at $20,000. The issuance of these shares was declared invalid by the court since they were issued by prior management who did not have the authority to do so since they were validly removed on November 16, 2009. These shares remained outstanding at March 31, 2016 and will be returned to the Company's transfer agent upon locating the holder of these shares.

7. Recent Accounting Pronouncement

Recent pronouncements issued by the Accounting Standards Board ("FASB"), the American Institute of Certified Public Accountants ("AICPA") and the United States Securities and Exchange Commission ("SEC") did not have a material impact on the Company's present or future financial statements.

8. Subsequent Events

Management has evaluated subsequent events and their potential effects on the Financial statements through the filing date of the Form 10-Q.

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

All written or oral forward-looking statements that are made or attributable to us are expressly qualified in their entirety by this cautionary notice. The forward-looking statements included herein are only made as of the date of this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016 (this "Form 10-Q"). We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Subsequently, our remaining management concluded that it may be feasible to acquire a target company or business seeking the perceived advantages of being a publicly held corporation and, as a result, our management determined that it should explore opportunities to acquire other assets or business operations that will maximize shareholder value. In order to move this plan forward, management determined that, prior to undertaking a search for any such acquisition opportunities, the Company should take the steps necessary to (a) reconstitute a full board of directors, (b) update and complete its corporate records and corporate governance documents, including the payment of any franchise fees and taxes owed to the State of Delaware, (c) satisfy all its obligations owed to its transfer agent, (d) obtain an audit of its financial statements by independent registered public accountants, and (e) reactivate its suspended reporting obligations under Section 15(d) of the Exchange Act which had been suspended since 2011 (all such actions, collectively, the "Reactivation Activities"). On December 17, 2014, the Company completed its Reactivation Activities and is filing obligations under the Exchange Act (the "Reactivation Date").

Business Strategy and Activities. Our business strategy is to seek a business venture that can be acquired by the Company with the goal of maximizing shareholder value. The selection of an appropriate business opportunity is complex and extremely risky. We have been pursuing our search for business opportunities primarily through our officers and directors, although other sources, such as professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and others, may present unsolicited proposals. It is likely that any such transaction also would require the participation of a financing partner that would acquire a significant equity position in connection with any such transaction. Our activities are subject to several significant risks that arise primarily as a result of the fact that we may acquire or participate in a business opportunity based on the decision of management which will be made in the exercise of its business judgment, and, in all probability, without the consent, vote, or approval of our shareholders. Further, the participation of a financing partner may further dilute the holdings of our current shareholders. For a more detailed discussion of the manner in which we are pursuing the search for and participation in a business venture, please see "Item 1: Business" of our Form 10-K filed the fiscal year ended September 30, 2015.

Based on our search, the Company has identified several potential opportunities with parties that have indicated some level of interest in considering a potential transaction with the Company that management believes would be appropriate and suitable for the Company to pursue. Management has commenced preliminary discussions with one of those parties to further explore the level of interest and to determine whether an appropriate financing partner can be identified to participate in any such potential transaction. Although the Company currently is engaged in preliminary discussions, the Company has not received any letter of intent, proposal, or formal offer from this party relating to any potential transaction, nor has any financing partner committed to, or has formally offered to participate in, any such transaction. There is no assurance that this or any other party will make a formal offer or otherwise provide a proposal to enter into a transaction with the Company. Further, even if the Company receives a formal offer or other such proposal, there is no assurance that: (a) a financing partner will agree to participate in any such transaction, (b) the Company will be able tosuccessfully negotiate definitive agreements with any such party or financing partners, on terms acceptable to the Company or, (c) if successfully negotiated, that the Company will be able to close and consummate any such transaction.

Additionally, no assurance can be given that the Company will be able to identify other suitable opportunities if no agreement can be reached with the party currently identified by the Company or if no financing partner agrees to participate in any such transaction.

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

We have no specific plans, understandings or agreements with respect to the raising of such funds, and we may seek to raise the required capital by the issuance of equity or debt securities or by other means. Since we have no such arrangements or plans currently in effect, our inability to raise funds for the consummation of an acquisition may have a severe negative impact on our ability to become a viable company. We estimate that the level of working capital needed for these general and administrative costs for fiscal year ending September 30, 2016 will be approximately $60,000.

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

Going Concern Issues

In its report dated December 22, 2015, our auditors, Warren Averett, LLC expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. We have generated no operating revenues for the fiscal year ended September 30, 2015 or during the six-months ended March 31, 2016, and we had an accumulated deficit of $154,712 as of March 31, 2016. Furthermore, at March 31, 2016, we had a retained deficit of $4,515,529 and a working capital deficit of $94,712. As a result of our working capital deficit and anticipated operating costs for the next 12 months, we do not have sufficient funds available to sustain our operations for a reasonable period without additional financing. Our continuation as a going concern is dependent upon future events, including our ability to raise additional capital and to generate positive cash flows.

Results of Operations

Comparison of Three Months Ended March 31, 2016 and 2015

Revenues. Because we currently do not have any business operations, we have not had any revenues during the three months ended March 31, 2016 and March 31, 2015.

General and Administrative Expenses. We had operating expenses of $17,115 and $17,609 for the three months ended March 31, 2016 and March 31, 2015, respectively. These expenses consisted of general and administrative expenses which were primarily comprised of professional fees associated with various corporate and accounting matters. The decrease in such expenses for the three months ended March 31, 2016 as compared to the same period ended March 31, 2015 was due to a decrease in professional fees. Our general and administrative expenses decreased following the completion of our Reactivation Activities in December 2014 and are anticipated to remain relatively low until such time as we effect a merger or other business combination with an operating business, if at all.

Net Income (Loss). We incurred net losses for the three months ended March 31, 2016 and March 31, 2015 of $17,115 and $17,609, respectively. The decrease in net loss was directly attributable to a decrease in professional fees.

Comparison of Six Months Ended March 31, 2016 and 2015

Revenues. Because we currently do not have any business operations, we have not had any revenues during the six months ended March 31, 2016 and March 31, 2015.

General and Administrative Expenses. We had operating expenses of $71,618 and $115,877 for the six months ended March 31, 2016 and March 31, 2015, respectively. These expenses consisted of general and administrative expenses which were primarily comprised of professional fees associated with various corporate and accounting matters. In addition, during the quarter ended December 31, 2015, the Company approved and issued 2 million shares of its common stock to each of Ted Sparling and James LaManna, for an aggregate of 4 million shares, for their service to the Company over the past two years, resulting in the recording of $9,200 in stock based compensation. The decrease in such expenses for the six months ended March 31, 2016, as compared to the same period ended March 31, 2015, was due to the increased level of Reactivation Activities undertaken in the first quarter of 2015 to reactivate the Company's suspended reporting obligations under Section 15(d) of the Exchange Act. Following the Reactivation Date, our general and administrative expenses have decreased and are anticipated to remain relatively low until such time as we effect a merger or other business combination with an operating business, if at all.

Net Income (Loss). We incurred net losses for the six months ended March 31, 2016 and March 31, 2015 of $71,618 and $91,442, respectively. The decrease in net loss was directly attributable to a decrease in general and administrative expenses following the Reactivation Date.

Liquidity and Capital Resources

At March 31, 2016, we had a working capital deficit of $94,712 compared to a working capital deficit of $72,294 at September 30, 2015. Current liabilities increased to $100,017 at March 31, 2016 from $81,667 at September 30, 2015 due to an increase in accounts payable, primarily for professional fees. Total assets decreased from $9,373 at September 30, 2015 to $5,305 at March 31, 2016 due to a decrease in cash.

We had no material commitments for capital expenditures as of March 31, 2016. However, if we are able to execute our business plan as anticipated in the future, we would likely incur substantial capital expenditures and require additional financing to fund such expenditures.

During six months ended March 31, 2016, we received the following financings:

•	On December 7, 2015, Mr. Toomey advanced $20,000 to the Company; and
•	On March 3, 2016, Mr. Toomey advanced $20,000 to the Company.

These funds were used to pay for the Company's ongoing business operations, consisting primarily of professional fees. The funds advanced to the Company on December 7, 2015 were acknowledged and formalized by the parties pursuant to a Convertible Promissory Note Purchase Agreement, effective as of December 15, 2015 (the "December 2015 Note Agreement"), by and between the Company and Mr. Toomey, and the issuance of a convertible promissory note in favor of Mr. Toomey in aggregate principal amount of $20,000 bearing interest at a fixed rate of 3.5% per annum, payable from December 7, 2015, the date that the actual loan was provided to the Company (the "December 2015 Promissory Note"). The December 2015 Promissory Note is convertible into shares of our common stock by Mr. Toomey at a fixed conversion price equal to $1.00 per share (subject to anti-dilution adjustments).

The funds advanced to the Company on March 3, 2016 were acknowledged and formalized by the parties pursuant to a Convertible Promissory Note Purchase Agreement, effective as of May 18, 2016 (the "May 2016 Note Agreement"), by and between the Company and Mr. Toomey, and the issuance of a convertible promissory note in favor of Mr. Toomey in aggregate principal amount of $20,000 bearing interest at a fixed rate of 3.5% per annum, payable from March 3, 2016, the date that the actual loan was provided to the Company (the "May 2016 Promissory Note"). The May 2016 Promissory Note is convertible into shares of our common stock by Mr. Toomey at a fixed conversion price equal to $1.00 per share (subject to anti-dilution adjustments).

On December 15, 2015, the Company and Mr. Toomey agreed to amend certain outstanding note purchase agreements and the related notes to change the conversion rates under these agreements from $0.01 per share to $1.00 per share and to clarify that each of the outstanding promissory notes were immediately convertible. On December 31, 2015, Mr. Toomey elected to convert, at a conversion rate of $1.00 per share, the outstanding principal and accrued interest on all of the outstanding convertible notes issued to him at that time, other than the December 2015 Promissory Note. As a result of these conversions, an aggregate of 244,946 shares of common stock of the Company issued were issued to Mr. Toomey, effective on December 31, 2015. The only remaining outstanding convertible promissory notes issued to Mr. Toomey in exchange for loans made by him to the Company are the December 2015 Promissory Note and the May 2016 Promissory Note. For detailed discussion of these amendments and the conversion election, please see our Form 10-Q for the fiscal quarter ended December 31, 2015.

Mr. Toomey has historically converted past promissory notes. However, he has not yet executed his conversion rights under the December 2015 Promissory Note or the May 2016 Promissory Note and there is no assurance that he will exercise such rights.

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

Because the Company has reactivated its suspended reporting obligations under the Exchange Act, former shareholders, officers, employees, creditors, or others may approach the Company and allege that there are outstanding claims for which the Company is responsible. In fact, the Company was contacted in 2015 by one shareholder suggesting that the Company may owe certain contractual obligations to that shareholder. However, the Company is unclear as to the nature of any such obligation and, in any event, does not believe that any obligations are owed to that shareholder. In view of the Company's extremely limited resources, any such claims, if formally made, and/or proceedings commenced with respect thereto by such shareholder or any other third party or parties against the Company, would have a material adverse impact on the Company and may cause the Company to cease as a going concern. In such event, it is unlikely that the Company would be able to obtain any future financings from Mr. Toomey or others in order to maintain its current operations and it also would render unlikely that the Company would be able to pursue its business plan or that it will continue to be a reporting company under the Exchange Act.

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

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2016 as a result of the material weakness in internal control over financial reporting because of inadequate segregation of duties over authorization, review and recording of transactions, as well as the financial reporting of such transactions. Although financial resources are limited, management continues to evaluate opportunities to mitigate the above material weaknesses. Despite the existence of these material weaknesses, we believe the financial information presented herein is materially correct and in accordance with generally accepted accounting principles.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2016, Mr. Toomey advanced the Company $20,000 on March 3, 2016 in exchange for the May 2016 Promissory Note, bearing interest at a fixed rate of 3.5% per annum, payable from March 3, 2016, the date that the actual loan was provided to the Company. The May 2016 Promissory Note is convertible into the common stock of the Company by Mr. Toomey at a fixed conversion price equal to $1.00 per share (subject to anti-dilution adjustments). These funds advanced by Mr. Toomey during the quarter ended March 31, 2016, were used by the Company to pay for the Company's ongoing business operations, consisting primarily of professional fees.

ITEM 3. DEFAULTS ON SECURITIES

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Although there are no legal proceedings pending or, to the knowledge of the Company, currently threatened or contemplated against it, because the Company has reactivated its suspended reporting obligations under the Exchange Act, former shareholders, officers, employees, creditors, or others may allege that there are outstanding claims for which the Company is responsible. In fact, the Company was contacted in 2015 by one shareholder suggesting that the Company may owe certain contractual obligations to that shareholder. However, the Company is unclear as to the nature of any such obligation and, in any event, does not believe that any obligations are owed to that shareholder. In the case any such claims are formally made or presented to the Company by any third parties, we will review and analyze such claim on a case by case basis and respond to it as we deem appropriate.

ITEM 6. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

4.1	Convertible Promissory Note No. 15 of James K. Toomey in the principal amount of $20,000 for March 3, 2016 loan.*

10.1	Convertible Promissory Note Purchase Agreement, effective May 18, 2016, by and between Kingfish Holding Corporation and James K. Toomey.*

31.1

Certification of the Company's Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(a)), with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 *

31.2

Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(a)), with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 *

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

KINGFISH HOLDING CORPORATION

Date: May 20, 2016	By:	/s/ Ted Sparling
Ted Sparling
Chief Executive Officer
(Principal Executive Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits
4.1	Convertible Promissory Note No. 15 of James K. Toomey in the principal amount of $20,000 for March 3, 2016 loan.*

10.1	Convertible Promissory Note Purchase Agreement, effective May 18, 2016, by and between Kingfish Holding Corporation and James K. Toomey.*

31.1

Certification of the Company's Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(a)), with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 *

31.2

Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(a)), with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 *

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

___________________

* Exhibit Filed Herewith

