Form 10-Q
period 2016-06-30
Kingfish Holding Corp
filed 2016-08-11
CIK 1374881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

As of August 9, 2016, the number of issued and outstanding shares of common stock of the registrant was 120,957,933.

KINGFISH HOLDING CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KINGFISH HOLDING CORPORATION

BALANCE SHEETS

JUNE 30, 2016 AND SEPTEMBER 30, 2015

	06/30/16	09/30/15
	(unaudited)
ASSETS

Current assets:
Cash	$4,483	$9,373

Total Assets	$4,483	$9,373

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$132,620	$81,667
Total Current Liabilities	132,620	81,667

Long Term Liabilities:
Convertible notes payable to related party	40,000	230,000
Rescission liability	20,000	20,000
Total Long Term Liabilities	60,000	250,000

Total Liabilities	192,620	331,667

Stockholders' Deficit:
Common stock, par $0.0001, 200,000,000 shares authorized, 120,957,933 and 116,712,987 shares issued and outstanding at June 30, 2016 and September 30, 2015, respectively	12,095	11,672
Paid in capital	4,368,722	4,129,945
Retained deficit	(4,548,954)	(4,443,911)
Rescission liability	(20,000)	(20,000)
	(188,137)	(322,294)

Total Liabilities and Stockholders' Deficit	$4,483	$9,373

The accompanying notes are an integral part of these statements.

KINGFISH HOLDING CORPORATION

STATEMENTS OF OPERATIONS - UNAUDITED

FOR THE THREE AND NINE MONTHS ENDED JUNE  30, 2016 AND 2015

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Expenses:
Office supplies	$-	$-	$59	$30
Postage	-	-	-	88
Professional fees	33,009	17,365	95,003	132,126
Stock based compensation	-	-	9,200	-
Taxes and licenses	-	150	363	1,148
General and Administrative Expenses	33,009	17,515	104,625	133,392

Other (Expenses) Income:
Interest expense	(418)	-	(418)	-
Gain on exstinguishment of debt	-	-	-	24,435
Total Other (Expenses) Income	(418)	-	(418)	24,435

Net Loss Before Income Taxes	(33,427)	(17,515)	(105,043)	(108,957)

Provision for income taxes	-	-	-	-

Net Loss	$(33,427)	$(17,515)	$(105,043)	$(108,957)

Basic and diluted net loss per share	$0.00	$0.00	$0.00	$0.00

Basic and diluted weighted average common shares outstanding	120,957,933	116,712,987	119,774,692	116,712,987

The accompanying notes are an integral part of these statements.

KINGFISH HOLDING CORPORATION

STATEMENTS OF CASH FLOWS - UNAUDITED

FOR THE NINE MONTHS ENDED JUNE 30, 2016 AND 2015

	6/30/2016	6/30/2015
Cash Flows From Operating Activities:
Net loss	$(105,043)	$(108,957)
Adjustments to reconcile net loss to net cash used by operations:
Gain on extinguishment of debt	-	(24,435)
Stock based compensation	9,200	-
Changes in operating assets and liabilities:
Prepaid expenses	-	10,000
Accounts payable and accrued expenses	50,953	(4,467)
Net Cash flows used by operating activities	(44,890)	(127,859)

Cash Flows From Financing Activities:

Proceeds from convertible notes payable to related party	40,000	120,000
Net Cash flows from financing activities	40,000	120,000

Net Increase in Cash	(4,890)	(7,859)

Cash at the beginning of year	9,373	13,377

Cash at the end of the year	$4,483	$5,518

Non-cash Transaction Disclosures:

Common stock issued upon conversion of convertible debt	$230,000	$-

The accompanying notes are an integral part of these statements.

KINGFISH HOLDING CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2016

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

The accompanying financial statements should be read in conjunction with the financial statements for the fiscal years ended September 30, 2015 and 2014 and notes thereto in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2015. Operating results for the three and nine months ended June 30, 2016 and 2015 are not necessarily indicative of the results that may be expected for the entire year. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and nine month periods ended June 30, 2016 and 2015, (b) the financial position at June 30, 2016, and (c) cash flows for the nine month periods ended June 30, 2016 and 2015, have been made.

KINGFISH HOLDING CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2016

(unaudited)

2.	Summary of Significant Accounting Policies (continued):

The preparation of financial statements in accordance with Accounting Principles Generally Accepted in the United States of America contemplates that the Company will continue as a going concern, for a reasonable period. As reflected in the Company's financial statements, the Company has a retained deficit of $4,548,954 on June 30, 2016. The Company used cash of ($44,890) and ($127,859) in operating activities during the nine months ended June 30, 2016 and 2015, respectively. The Company has a working capital deficiency of ($128,137) at June 30, 2016 that is insufficient in managements' view to sustain current levels of operations for a reasonable period without additional financing. These trends and conditions continue to raise substantial doubt surrounding the Company's ability to continue as a going concern for a reasonable period. Ultimately, the Company's ability to continue as a going concern is dependent upon management's ability to continue to curtail current operating expense and obtain additional financing to augment working capital requirements and support acquisition plans. There can be no assurance that management will be successful in achieving these objectives or obtain financing under terms and conditions that are suitable. The accompanying financial statements do not include any adjustments associated with these uncertainties.

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

Cash:

Cash is maintained at a financial institution and, at times, balance may exceed federally insured limits. We have never experienced any losses related to the balance. Currently, the FDIC provides insurance coverage up to $250,000 per depositor at each financial institution and our cash balance did not exceed such coverage at June 30, 2016 and September 30, 2015, respectively.

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

JUNE 30, 2016

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

Net income (loss) per share:

Basic income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of outstanding common shares during the period of computation. Diluted loss per share gives effect to potentially dilutive common shares outstanding. The Company gives effect to these dilutive securities using the Treasury Stock Method. Potentially dilutive securities include convertible financial instruments. The Company gives effect to these dilutive securities using the If-Converted-Method. At June 30, 2016, convertible notes payable to related party of $40,000 can potentially convert into 40,000 shares of common stock. As a result of the losses for all periods presented, basic and diluted shares are the same.  Inclusion of any dilutive common shares would be antidilutive for these periods as the Company had losses for the periods presented.

3.	Convertible Notes Payable to Related Party:

On October 21, 2013, Mr. James K. Toomey, a director of the Company ("Mr. Toomey") advanced a loan to the Company in the amount of $10,000 and, in exchange therefor, the Company issued a convertible note to Mr. Toomey in principal amount of $10,000. The note bears interest rate at 3.5% per annum and all unpaid principle and interest were due on demand by the director but no earlier than June 1, 2015 or 30 calendar days after the recommencement of the public company status as defined in the note agreement. The outstanding principle balance of the note was convertible into the Company's shares of common stock at the conversion price of $0.01 per share.

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

JUNE 30, 2016

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

On March 16, 2015, Mr. Toomey advanced a loan to the Company in the amount of 40,000 and, in exchange therefor, the Company issued a convertible note to Mr. Toomey in principal amount of $40,000. The note bears interest rate at 3.5% per annum and all unpaid principle and interest were due on demand by the director but no earlier than June 1, 2015 or 30 calendar days after the recommencement of the public company status as defined in the note agreement. The outstanding principle balance of the note was convertible into the Company's shares of common stock at the conversion price of $0.01 per share.

KINGFISH HOLDING CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2016

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

Following the conversions discussed above, the only remaining outstanding convertible notes payable are the December 2015 Promissory Note, the May 2016 Promissory Note, and the August 2016 Promissory Note (see Note 8).

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

KINGFISH HOLDING CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2016

(unaudited)

5.	Preferred Stock

The Company is authorized to issue up to 20,000,000 shares of Preferred Stock with designations, rights and preferences determined from time to time by our Board of Directors. Accordingly, our Board of Directors is empowered, without shareholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our Common Stock. The terms of the preferred stock have not been approved.  As of June 30, 2016 and September 30, 2015, there was no Preferred Stock issued and outstanding, respectively.

6.	Rescission Liability:

On November 20, 2009, the Company issued 2,000,000 shares of its common stock to pay for services valued at $20,000.  The issuance of these shares was declared invalid by the court since they were issued by prior management who did not have the authority to do so since they were validly removed on November 16, 2009.  These shares remained outstanding at June 30, 2016 and will be returned to the Company's transfer agent upon locating the holder of these shares.

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

On July 11, 2016, Mr. Toomey advanced the Company $30,000.  The funds advanced to the Company on July 11, 2016 were acknowledged and formalized by the parties pursuant to a Convertible Promissory Note Purchase Agreement, effective as of August 10, 2016 (the "August 2016 Note Agreement"), by and between the Company and Mr. Toomey, and the issuance of a convertible promissory note in favor of Mr. Toomey in aggregate principal amount of $30,000 bearing interest at a fixed rate of 3.5% per annum, payable from July 11, 2016, the date that the actual loan was provided to the Company (the"August 2016 Promissory Note"). The August 2016 Promissory Note is convertible into shares of our common stock by Mr. Toomey at a fixed conversion price equal to $1.00 per share (subject to anti-dilution adjustments).

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

All written or oral forward-looking statements that are made or attributable to us are expressly qualified in their entirety by this cautionary notice. The forward-looking statements included herein are only made as of the date of this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2016 (this "Form 10-Q"). We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Based on our search, the Company has identified several potential opportunities with parties that have indicated some level of interest in considering a potential transaction with the Company that management believes would be appropriate and suitable for the Company to pursue. Although management of the Company has held preliminary discussions with certain of these parties to explore the level of interest and to determine whether an appropriate financing partner can be identified to participate in any such potential transaction, the Company has not received any letter of intent, proposal, or formal offer from this party relating to any potential transaction, nor has any financing partner committed to, or has formally offered to participate in, any such transaction. At present, these discussions have not progressed further and there is no assurance that they will continue or that these or any other parties will make a formal offer or otherwise provide a proposal to enter into a transaction with the Company. Further, even if the Company receives a formal offer or other such proposal, there is no assurance that: (a) a financing partner will agree to participate in any such transaction, (b) the Company will be able to successfully negotiate definitive agreements with any such party or financing partners, on terms acceptable to the Company or, (c) if successfully negotiated, that the Company will be able to close and consummate any such transaction.

Additionally, no assurance can be given that the Company will be able to identify other suitable opportunities if no agreement can be reached with the parties currently identified by the Company or if no financing partner agrees to participate in any such transaction.

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

During the remainder of this fiscal year we anticipate incurring costs related to: (a) investigating and analyzing potential business combination transactions; (b) the preparation and filing of Exchange Act reports, and (c) consummating an acquisition, if any. We estimate that the level of working capital needed for these general and administrative costs through the end of our September 30, 2016 fiscal year will be approximately $25,000.

We have negative working capital, negative shareholders' equity, and have not earned any revenues from operations since September 16, 2011. Because we have had no revenues from operations and do not own any significant assets against which we can borrow funds, we have had to finance our operations and business plans through the issuances of convertible debt securities. James K. Toomey, the Company's principal stockholder and a director ("Mr. Toomey"), has been our sole source of financing since 2012 and during that time he has loaned monies to the Company in amounts sufficient to cover the Company's operations and Reactivation Activities. In exchange for these loans, we issued convertible promissory notes in the principal amount of such loans to Mr. Toomey. Most of the principal amounts of the convertible notes issued to Mr. Toomey have been converted into common stock of the Company and are no longer outstanding indebtedness obligations of the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources" for a description of the outstanding convertible promissory notes held by Mr. Toomey.

In order to fund our operations and proposed business activities through such time as we may consummate a merger or other business combination with a target company or business operation, we will need to continue to raise the required capital through the issuance of equity or debt securities or by other means. Although Mr. Toomey has provided such financings to the Company in the past, we have no commitment from him to continue to provide additional funds to the Company and he is under no obligation to continue to do so. In this regard, Mr. Toomey has advised the Company that he does not intend to provide the Company with any further loans or equity financing after September 30, 2016, the end of our current fiscal year, if the Company does not enter into a letter of intent or receive a formal offer to engage in a bona fide business combination with a target company or business operation on or before such date. If we are unable to secure such a letter of intent or formal offer prior to September 30, 2016, then we will need to locate a source of financing other than Mr. Toomey. Further, even if we do enter into a letter of intent or receive a formal offer prior to such date, there can be no assurance that Mr. Toomey will provide the Company with any additional financings since he is under no obligation or commitment to do so.

In the event that Mr. Toomey does not continue to serve as a source of funding for the Company, our ability to fund our operational expenses and or to finance the consummation of any potential acquisition will be dependent upon our ability to develop additional sources of capital. We currently do not have any specific plans, understandings or agreements with respect to any such alternative source of funds. Because we have no such arrangements or plans currently in effect, we may not be able to fund our operational expenses after September 30, 2016, including the funds necessary to identify and consummate any potential acquisition transactions, and this may have a severely negative impact on our ability to become a viable company.

Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations. Our historical operating results disclosed in this Form 10-Q are not meaningful to our future results.

Going Concern Issues

In its report dated December 22, 2015, our auditors, Warren Averett, LLC expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. We have generated no operating revenues for the fiscal year ended September 30, 2015 or during the nine-months ended June 30, 2016, and we had an accumulated deficit of $188,137 as of June 30, 2016. Furthermore, at June 30, 2016, we had a retained deficit of $4,548,954 and a working capital deficit of $128,137. As a result of our working capital deficit and anticipated operating costs for the next 12 months, we do not have sufficient funds available to sustain our operations for a reasonable period without additional financing. Our continuation as a going concern is dependent upon future events, including our ability to raise additional capital and to generate positive cash flows.

Results of Operations

            Comparison of Three Months Ended June 30, 2016 and 2015

Revenues. Because we currently do not have any business operations, we have not had any revenues during the three months ended June 30, 2016 and June 30, 2015.

General and Administrative Expenses. We had operating expenses of $33,009 and $17,515 for the three months ended June 30, 2016 and June 30, 2015, respectively. These expenses consisted of general and administrative expenses which were primarily comprised of professional fees associated with various corporate and accounting matters. The increase in such expenses for the three months ended June 30, 2016 as compared to the same period ended June 30, 2015 was due to an increase in professional fees.

Net Income (Loss). We incurred net losses for the three months ended June 30, 2016 and June 30, 2015 of $33,427 and $17,515, respectively. The decrease in net loss was directly attributable to an increase in professional fees.

Comparison of Nine Months Ended June 30, 2016 and 2015

Revenues. Because we currently do not have any business operations, we have not had any revenues during the nine months ended June 30, 2016 and June 30, 2015.

General and Administrative Expenses. We had operating expenses of $104,625 and $133,392 for the nine months ended June 30, 2016 and June 30, 2015, respectively. These expenses consisted of general and administrative expenses which were primarily comprised of professional fees associated with various corporate and accounting matters. In addition, during the quarter ended December 31, 2015, the Company approved and issued 2 million shares of its common stock to each of Ted Sparling and James LaManna, for an aggregate of 4 million shares, for their service to the Company over the past two years, resulting in the recording of $9,200 in stock based compensation. The decrease in such expenses for the nine months ended June 30, 2016, as compared to the same period ended June 30, 2015, was due to the increased level of Reactivation Activities undertaken in the first quarter of 2015 to reactivate the Company's suspended reporting obligations under Section 15(d) of the Exchange Act. Although we experienced a modest increase in professional fees during the third quarter of 2016, our general and administrative expenses have generally decreased following the Reactivation Date and are anticipated to remain relatively low until such time as we effect a merger or other business combination with an operating business, if at all.

Net Income (Loss). We incurred net losses for the nine months ended June 30, 2016 and June 30, 2015 of $105,043 and $108,957, respectively. The decrease in net loss during the nine month period was directly attributable to the overall decrease in general and administrative expenses following the Reactivation Date.

Liquidity and Capital Resources

At June 30, 2016, we had a working capital deficit of ($128,137) compared to a working capital deficit of ($72,294) at September 30, 2015. Current liabilities increased to $132,620 at June 30, 2016 from $81,667 at September 30, 2015 due to an increase in accounts payable, primarily for professional fees. Total assets decreased from $9,373 at September 30, 2015 to $4,483 at June 30, 2016 due to a decrease in cash.

We had no material commitments for capital expenditures as of June 30, 2016. However, if we are able to execute our business plan as anticipated in the future, we would likely incur substantial capital expenditures and require additional financing to fund such expenditures.

During nine months ended June 30, 2016, we received the following financings:

•	On December 7, 2015, Mr. Toomey advanced $20,000 to the Company;

•	On March 3, 2016, Mr. Toomey advanced $20,000 to the Company; and

•	On July 11, 2016, Mr. Toomey advanced $30,000 to the Company.

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

The funds advanced to the Company on July 11, 2016 were acknowledged and formalized by the parties pursuant to a Convertible Promissory Note Purchase Agreement, effective as of August 10, 2016 (the "August 2016 Note Agreement"), by and between the Company and Mr. Toomey, and the issuance of a convertible promissory note in favor of Mr. Toomey in aggregate principal amount of $30,000 bearing interest at a fixed rate of 3.5% per annum, payable from July 11, 2016, the date that the actual loan was provided to the Company (the "August 2016 Promissory Note"). The August 2016 Promissory Note is convertible into shares of our common stock by Mr. Toomey at a fixed conversion price equal to $1.00 per share (subject to anti-dilution adjustments).

On December 15, 2015, the Company and Mr. Toomey agreed to amend certain outstanding note purchase agreements and the related notes to change the conversion rates under these agreements from $0.01 per share to $1.00 per share and to clarify that each of the outstanding promissory notes were immediately convertible. On December 31, 2015, Mr. Toomey elected to convert, at a conversion rate of $1.00 per share, the outstanding principal and accrued interest on all of the outstanding convertible notes issued to him at that time, other than the December 2015 Promissory Note. As a result of these conversions, an aggregate of 244,946 shares of common stock of the Company issued were issued to Mr. Toomey, effective on December 31, 2015. The only remaining outstanding convertible promissory notes issued to Mr. Toomey in exchange for loans made by him to the Company are the December 2015 Promissory Note, the May 2016 Promissory Note, and the August 2016 Promissory Note. For detailed discussion of these amendments and the conversion election, please see our Form 10-Q for the fiscal quarter ended December 31, 2015.

Mr. Toomey has historically converted past promissory notes. However, he has not yet executed his conversion rights under the December 2015 Promissory Note, the May 2016 Promissory Note, or the August 2016 Promissory Note, and there is no assurance that he will exercise such rights.

Because we do not have any revenues from operations, absent a merger or other business combination with an operating company or a public or private sale of our equity or debt securities, the occurrence of either of which cannot be assured, we will continue to be dependent upon future loans or equity investments from our present shareholders or management to fund operating shortfalls and do not foresee a change in this situation in the immediate future. We will attempt to raise capital for our current operational needs through loans from related parties, debt financing, equity financing or a combination of financing options. However, there are no existing understandings, commitments or agreements for extension of outstanding notes or an infusion of capital, and there are no assurances to that effect. Further, our need for capital may change dramatically if unknown claims or debts surface or if we acquire an interest in a business opportunity. There can be no assurances that any additional financings will be available to us on satisfactory terms and conditions, if at all. Unless we can obtain additional financing, our ability to continue as a going concern is doubtful. Although Mr. Toomey has provided the necessary funds for the Company in the past, there is no existing commitment to provide additional capital and he is unlikely to fund the Company to pay for any claims made against the Company for substantial debts or other obligations. In this regard, Mr. Toomey has advised the Company that he does not intend to provide the Company with any further loans or equity financing after September 30, 2016 if the Company does not enter into a letter of intent or receive a formal offer to engage in a bona fide business combination with a target company or business operation on or before such date. Further, even if we enter into such a letter of intent or receive a formal offer prior to such date, there can be no assurance that Mr. Toomey will provide the Company with any additional financings since he is under no obligation or commitment to do so. In such situation, there can be no assurance that we shall be able to receive additional financing, and if we are unable to receive sufficient additional financing upon acceptable terms, it is likely that our business would cease operations or, at the very least, cease to be a reporting Company under the Exchange Act.

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

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2016 as a result of the material weakness in internal control over financial reporting because of inadequate segregation of duties over authorization, review and recording of transactions, as well as the financial reporting of such transactions. Although financial resources are limited, management continues to evaluate opportunities to mitigate the above material weaknesses. Despite the existence of these material weaknesses, we believe the financial information presented herein is materially correct and in accordance with generally accepted accounting principles.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

After the quarter ended June 30, 2016, Mr. Toomey advanced the Company $30,000 on July 11, 2016 in exchange for the August 2016 Promissory Note, bearing interest at a fixed rate of 3.5% per annum, payable from July 11, 2016, the date that the actual loan was provided to the Company. The August 2016 Promissory Note is convertible into the common stock of the Company by Mr. Toomey at a fixed conversion price equal to $1.00 per share (subject to anti-dilution adjustments). These funds advanced by Mr. Toomey after the quarter ended June 30, 2016, were used by the Company to pay for the Company's ongoing business operations, consisting primarily of professional fees.

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

ITEM 6. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

4.1	Convertible Promissory Note No. 16 of James K. Toomey in the principal amount of $30,000 for July 11, 2016 loan.*

10.1	Convertible Promissory Note Purchase Agreement, effective August 10, 2016, by and between Kingfish Holding Corporation and James K. Toomey.*

31.1

Certification of the Company's Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(a)), with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016. *

31.2

Certification of the Company's Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(a)), with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.*

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

KINGFISH HOLDING CORPORATION

Date: August 11, 2016	By:	/s/ Ted Sparling
Ted Sparling
Chief Executive Officer
(Principal Executive Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits

4.1	Convertible Promissory Note No. 16 of James K. Toomey in the principal amount of $30,000 for July 11, 2016 loan.*

10.1	Convertible Promissory Note Purchase Agreement, effective August 10, 2016, by and between Kingfish Holding Corporation and James K. Toomey.*

31.1

Certification of the Company's Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(a)), with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 *

31.2

Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(a)), with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 *

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

