Form 10-K
period 2016-09-30
Kingfish Holding Corp
filed 2022-03-01
CIK 1374881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2016

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-52375

Kingfish Holding Corporation
(Exact Name of Registrant as Specified in its Charter)

Delaware	20-4838580
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer (Identification No.)

2641 49th Street, Sarasota, Florida	34234
(Address of Principal Executive Offices)	(Zip Code)

(941) 870-2986

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Exchange Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒     No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐     No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer:	☐	Accelerated Filer:	☐
Non-Accelerated Filer:	☒	Smaller Reporting Company:	☒
		Emerging Growth Company:	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act ((§15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐     No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒     No ☐

As of March 31, 2016, which was the last business day of the registrant’s completed second fiscal quarter for the reported fiscal year, the aggregate market value of the registrant’s common shares held by non-affiliates was approximately $181,802 (as quoted by the OTC Markets Group, Inc. on the pink sheets in their OTC Pink - No Information tier on such date).

As of December 30, 2016, the number of issued and outstanding common shares of the registrant was 120,942,987.

Documents Incorporated By Reference: None

KINGFISH HOLDING CORPORATION

ANNUAL REPORT ON FORM 10-K

For The

Fiscal Year Ended September 30, 2016

EXPLANATORY NOTE

Kingfish Holding Corporation is filing this Annual Report on Form 10-K for the fiscal year ended on September 30, 2016 (this “Annual Report” or this “Form 10-K”) as part of its effort to become current in its filing obligations under the Securities Exchange Act of 1934 (the “Exchange Act”). We have been delinquent in our filings with the Securities and Exchange Commission (the “Commission”) since the filing of our quarterly report on Form 10-Q for the quarter ended June 30, 2016. This Annual Report is our first periodic filing with the Commission since the filing of our quarterly report on Form 10-Q for the quarter ended June 30, 2016. Kingfish Holding Corporation also will be filing all other delinquent reports on Form 10-Ks that it was required to file with the Commission since June 30, 2016.

This Annual Report includes our audited statements for the fiscal year ended September 30, 2016 (“2016 Fiscal Year”), provides disclosures relating to the 2016 Fiscal Year, and includes information as of the filing date of this Annual Report in the Sections “Item 1. BUSINESS – Recent Activities,” “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Subsequent Developments,” and elsewhere as appropriate. However, any exhibits relating to matters occurring after the 2016 Fiscal Year will be included in the reports in which they would otherwise have been furnished if such report had been timely filed with the Commission by Kingfish Holding Corporation.

A NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (including the exhibits hereto) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act, such as statements relating to our financial condition, results of operations, plans, objectives, future performance or expectations, and business operations. These statements relate to expectations concerning matters that are not historical fact. Accordingly, statements that are based on management’s projections, estimates, assumptions, and judgments constitute forward-looking statements. These forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “plan,” “estimate,” “approximately,” “intend,” “objective,” “goal,” “project,” and other similar words and expressions, or future or conditional verbs such as “will,” “should,” “would,” “could,” and “may.” These forward-looking statements are based largely on information currently available to our management and on our current expectations, assumptions, plans, estimates, judgments and projections about our business and our industry, and such statements involve inherent risks and uncertainties. Although we believe our expectations are based on reasonable estimates and assumptions, they are not guarantees of performance and there are a number of known and unknown risks, uncertainties, contingencies, and other factors (many of which are outside our control) which may cause actual results, performance, or achievements to differ materially from those expressed or implied by such forward-looking statements. Accordingly, there is no assurance that our expectations will in fact occur or that our estimates or assumptions will be correct, and we caution investors and all others not to place undue reliance on such forward-looking statements.

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

All written or oral forward-looking statements that are made or attributable to us are expressly qualified in their entirety by this cautionary notice. The forward-looking statements included herein are only made as of the date of this Annual Report on Form 10-K for the fiscal year ended September 30, 2016. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS

Background

Kingfish Holding Corporation (“us,” “our,” “we,” the “Company,” or “Kingfish”) was incorporated in the State of Delaware on April 11, 2006 as Offline Consulting Inc. We became Kesselring Holding Corporation (“Kesselring Holding”) on June 8, 2007, and on November 25, 2014 we changed our name to Kingfish Holding Corporation. The principal executive offices of the Company are located at 2641 49th Street, Sarasota, Florida 34234, and our telephone number is (941) 870-2986.

On May 18, 2007, we entered into a reverse merger transaction pursuant to a Share Exchange Agreement whereby we acquired Kesselring Corporation, a Florida corporation that was engaged in the business of homebuilding and restoration operations in central Florida and in the manufacture of building products from operations located in the State of Washington. Following the completion of the reverse merger transaction, the Company formed a wholly-owned subsidiary named Kesselring Holding Corporation, a Delaware corporation, and engaged in a merger transaction with this subsidiary, pursuant to which the Company was the surviving entity, to effect a name change of the Company from “Offline Consulting, Inc.” to “Kesselring Holding Corporation.” A Certificate of Ownership was filed with the Secretary of State of the State of Delaware, effective as of June 8, 2007.

During the fiscal year ended September 30, 2010, the Company defaulted on its loan agreements with AMI Holdings, Inc., a corporation controlled by James K. Toomey, a shareholder, officer and director of the Company (“Mr. Toomey”), and certain of his relatives (“AMI”), and on May 24, 2010, AMI foreclosed on and took possession of all of the Company’s then-existing operating entities. In addition, in order settle an indebtedness with Gary E. King, a former officer and director of the Company, and with Kenneth Craig, the Company’s then-President, on May 24, 2010, the Company sold its remaining assets to an entity affiliated with Mr. King. Following the foreclosure and this sale of assets, the Company no longer held any operating entities and was not engaged in any business operations.

On September 16, 2011, the Company, having only 69 holders of record and no significant assets, filed a Form 15 with the U.S. Securities and Exchange Commission (the “Commission”) to terminate the registration of its common shares under Section 12 of the Securities Exchange Act of 1934 (the “Exchange Act”) and to suspend its reporting obligations under Section 15(d) of the Exchange Act.

In 2014, our remaining management concluded that it might be feasible to acquire a target company or business seeking the perceived advantages of being a publicly held corporation and, as a result, our management began to explore potential opportunities to acquire other assets or business operations in an effort to maximize shareholder value. Accordingly, the Company took the steps necessary to reactivate its reporting obligations which had been suspended since 2011 under Section 15(d) of the Exchange Act (“Reactivation Actions”). The Company completed its Reactivation Actions and commenced its reactivated reporting obligations on December 17, 2014.

The Company was unsuccessful in its endeavor to identify and engage in a business combination with a potential target company or business following its Reactivation Actions and, as of the fiscal year ended September 30, 2016, the Company had expended substantially all of its available cash and was unable to secure any additional funds to finance its operations. As a result, the Company was unable to prepare and timely file its periodic reports under the Exchange Act, commencing with its Annual Report on Form 10-K for the fiscal year ended September 30, 2016 and, other than maintaining its corporate status, was dormant from such date through May 2020.

In May 2020, the Company determined that the business environment had sufficiently changed so that identifying a target and completing a business combination may be more likely than was previously the case. As part of this strategy, the Company determined to attempt to seek the financing necessary to prepare and file all of its delinquent periodic reports on Form 10-K under the Exchange Act and to again aggressively pursue an acquisition target.

In order for the Company to finance the preparation and filing of such delinquent periodic report with the Commission, Mr. Toomey, a principal shareholder, director and secretary of the Company, has loaned the Company approximately $130,000 during the fiscal year ended 2020 and the first quarter of the 2021 fiscal year (“Toomey Loans”). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and “—Subsequent Developments” for a description of the Toomey Loans.

Business Operations

During the 2016 Fiscal Year, the Company actively sought out suitable candidates for a business combination with a private company, including a potential combination and financing transaction involving Florida Fuel Solutions, LLC, a Florida limited liability company controlled by certain of our directors (“FFS”). However, the Company determined that any proposed transaction with FFS would require the satisfaction of several substantial conditions and there was significant concerns about the likelihood of FFS to successfully satisfy these conditions. In view of a number of significant uncertainties surrounding a possible transaction with FFS, the Company ultimately determined it was not in the best interests of the Company to pursue negotiations with FFS at that time, but it would potentially consider transaction with FFS in the future if there was a change in circumstances. Notwithstanding the foregoing, management intended to actively pursue such transactions with other potential target companies or businesses during the ensuing year.

Although the Company actively attempted to seek to maximize shareholder value by searching for and identifying suitable potential target private companies or business partners for a business combination, the Company ultimately was unable to successfully identify a suitable candidate or negotiate the terms of any such business combination during the 2016 Fiscal Year.

Further, as of the end of the 2016 Fiscal Year, the Company had expended substantially all of its available cash and had not been able to secure any additional funds to finance its continued operations. As a result of our very limited cash resources, we were unable to prepare and timely file our periodic reports under the Exchange Act, commencing with our Annual Report on Form 10-K for the fiscal year ended September 30, 2016 and, other than maintaining our corporate status, we were dormant during the fiscal quarter ended September 30, 2016.

Although our business strategy was to seek suitable private company candidates for a business combination with us, unless additional funds are obtained we will not be able to pursue that strategy. Furthermore, unless and until we can obtain such additional financing, our operations will continue to be dormant and our ability to continue as a going concern is doubtful. There can be no assurance that we will be able to obtain any additional financing in the future, and if we are unable to receive sufficient additional financing to finance our operations upon acceptable terms.

The Company currently is considered to be a “blank check” company. The rules and regulations of the Commission defines blank check companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Exchange Act and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Pursuant to Rule 12b-2 promulgated under the Exchange Act, the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination transaction.

Employees

We presently have no employees apart from our management. Our officers and directors are engaged in outside business activities and are employed on a full-time basis by certain unaffiliated companies. We expect no significant changes in the number of our employees.

Recent Activities

As of the date of filing of this Form 10-K, the Company has entered into preliminary discussions regarding a potential business combination and equity financing transaction with Renovo Resource Solutions, Inc. (“Renovo”), a Florida corporation located in Manatee County, Florida, and 6, LLC, a Florida limited liability real estate holding company controlled by Renovo which owns the land on which Renovo conducts its business (Renovo and 6 LLC, collectively the “Renovo Group”). Renovo is engaged in an environmentally friendly scrap yard operation. Renovo’s operation are located on a site specifically engineered for its business and includes a new constructed facility for its operations. Renovo is a privately held company in which Mr. Toomey and his family have a one-third ownership interest. The Company has only commenced preliminary discussions with the Renovo Group and has not entered into a letter of intent or other undertaking with Renovo. It is anticipated that when the Company is analyzing the available alternatives, it will consider and evaluate, among other things, a potential business combination with Renovo in combination with a simultaneous equity financing transaction.

The Renovo Group has incurred indebtedness of approximately $6.1 million in connection with its business operations and land holdings, consisting primarily of the construction costs incurred in connection with its newly constructed facilities. In order for a business combination with the Renovo Group to be feasible, the Company and Renovo would need to simultaneously raise approximately $12,500,000 in equity financing (“Equity Financing”) at the time of any such potential business combination in order (a) to repay the Company’s outstanding indebtedness owed to Mr. Toomey, (b) to pay the costs associated with any business combination transaction and Equity Financing, and (c) for the Renovo Group to repay its outstanding debt obligations, to pay its operating expenses until such expenses can be paid from operating income, to finance the completion of the permitting and improvements needed on its operational site, and to permit it to take advantage of operational opportunities in its local community. Accordingly, if the Company were to pursue a business combination with the Renovo Group under such circumstances, it would likely require as a condition to any such business combination that the necessary Equity Financing be firmly committed and made available at the time of the consummation of such business combination. In the event that the Renovo Group is unable to commit to timely raising such Equity Financing, the Company would have no interest in pursuing a business combination transaction with the Renovo Group. Although we have commenced negotiations with the Renovo Group, we have not entered into a letter of intent or other undertaking with the Renovo Group for a business combination and no source of Equity Financing has been secured or is in the process of negotiations at this time. In view of the number of significant uncertainties surrounding a possible transaction, there is no assurance that the Company and the Renovo Group will reach any agreement with respect to a business combination and, if so, that they will be able to secure the Equity Financing necessary to consummation of such a transaction.

ITEM 1A. RISK FACTORS

As a “Smaller Reporting Company”, the Company is not required to provide the information required by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a “Non-Accelerated Filer,” the Company is not required to provide the information required by this Item.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Price History. Our common shares are not traded on any exchange. Although there is no established trading market for our common shares, our common shares are quoted by the OTC Markets Group, Inc. on the pink sheets in their OTC Pink - No Information tier under the symbol “KSSH”. Trading in stocks quoted on these markets is often thin and is characterized by wide fluctuations in trading prices due to factors that have little to do with a company’s operations, or business, or prospects. There has only been limited and sporadic trading of our common shares following the suspension of our reporting obligations under Section 15(d) of the Exchange Act on September 16, 2011 and since the reactivation of our reporting obligations under the Exchange Act on December 17, 2014. We currently are not seeking an active trading market for our common shares, and there is no assurance that an active trading market will ever develop for our common shares.

The following table sets forth high and low closing quotations for the quarters indicated. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	High	Low

Year Ended September 30, 2016:
First Quarter (10/1/15 to 12/31/15)	$0.0030	$0.0022
Second Quarter (1/1/16 to 3/31/16)	$0.0150	$0.0023
Third Quarter (4/1/16 to 6/30/16)	$0.0060	$0.0032
Fourth Quarter (7/1/16 to 9/30/16)	$0.0047	$0.0035

Year Ended September 30, 2015:
First Quarter (10/1/14 to 12/31/14)	$0.0100	$0.0035
Second Quarter (1/1/15 to 3/31/15)	$0.0088	$0.0040
Third Quarter (4/1/15 to 6/30/15)	$0.0083	$0.0025
Fourth Quarter (7/1/15 to 9/30/15)	$0.0031	$0.0021

The numbers of holders of record of our common shares on December 30, 2016 was approximately 71. On December 30, 2016, the last reported sale price of our common shares as quoted by the OTC Markets Group, Inc. on the pink sheets in the OTC Pink - No Information tier was $0.00423 per share.

The trading volume in our common shares generally has been sporadic and extremely limited. The limited nature of the trading market can create the potential for significant changes in the trading price for our common shares as a result of relatively minor changes in the supply and demand for our common shares and perhaps without regard to our business activities. Because of the lack of specific transaction information and our belief that quotations during the period were particularly sensitive to actual or anticipated volume of supply and demand, we do not believe that such quotations during these periods are necessarily reliable indicators of a trading market for the common shares.

Impact of Penny Stock Designation. Our common shares are designated as a “penny stock” under the Exchange Act, and the Commission has adopted rules which regulate broker-dealer practices in connection with transactions in “penny stocks” (Rules 15g-2 through l5g-6 of the Exchange Act, which are referred to as the “penny stock rules”). Penny stocks generally are any non-Nasdaq equity securities with a price of less than $5.00, subject to certain exceptions. The penny stock rules require a broker dealer to: (a) deliver a standardized risk disclosure document established under the penny stock rules, (b) provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the customer’s account, (c) make a special written determination that the penny stock is a suitable investment for the purchaser, and (d) receive the purchaser’s written agreement to the transaction. These disclosure and other requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a stock that is subject to the penny stock rules. Since our common shares are subject to the penny stock rules, persons holding or receiving such shares may find it more difficult to sell their shares. The market liquidity for the shares could be severely and adversely affected by limiting the ability of broker-dealers to sell the shares and the ability of shareholders to sell their stock in any secondary market.

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

As a result, our existing shareholders will not be able to sell the shares pursuant to Rule 144 without registration until one year after we have completed our business combination and have satisfied the four conditions of a former shell company as described above.

Dividends

Holders of the Company’s common shares are entitled to receive dividends when and if declared by its Board of Directors out of funds legally available therefore. The Company, however, has never declared any cash dividends on its common shares and does not anticipate the payment of cash dividends in the foreseeable future. We do not have earnings out of which to pay cash dividends. We may consider payment of dividends at some point in the future when and if we have earning sufficient for that purpose, but the declaration of dividends is at the discretion of the board of directors, and there is no assurance that dividends will be paid at any time.

Securities Authorized under Equity Compensation Plans

We do not presently maintain any equity compensation plans.

Recent Sales of Unregistered Securities

Set forth below are the sales of unregistered securities during the fiscal year ended September 30, 2016.

•	Mr. Toomey advanced the Company an aggregate of $20,000 on December 7, 2015 to pay for the Company’s ongoing business operations in exchange for a convertible promissory note in favor of Mr. Toomey in aggregate principal amount of $20,000 bearing interest at a fixed rate of 3.5% per annum, payable from December 15, 2015 (the “December 2015 Promissory Note”). The December 2015 Promissory Note is due upon demand, but no earlier than January 31, 2016, and is convertible into our common shares by Mr. Toomey at a fixed conversion price equal to $1.00 per share (subject to anti-dilution adjustments).

•	Mr. Toomey advanced to the Company an aggregate of $20,000 on March 3, 2016 to pay for the Company’s ongoing business operations in exchange for a convertible promissory note in favor of Mr. Toomey in aggregate principal amount of $20,000 bearing interest at a fixed rate of 3.5% per annum, payable from March 3, 2016, the date that the actual loan was provided to the Company (the “May 2016 Promissory Note”). The May 2016 Promissory Note is convertible into our common shares by Mr. Toomey at a fixed conversion price equal to $1.00 per share (subject to anti-dilution adjustments).

•	Mr. Toomey advanced to the Company an aggregate of $30,000 on July 11, 2016 to pay for the Company’s ongoing business operations in exchange for a convertible promissory note in favor of Mr. Toomey in aggregate principal amount of $30,000 bearing interest at a fixed rate of 3.5% per annum, payable from July 11, 2016, the date that the actual loan was provided to the Company (the “August 2016 Promissory Note”). The August 2016 Promissory Note is due upon demand, and is convertible into our common shares by Mr. Toomey at a fixed conversion price equal to $1.00 per share (subject to anti-dilution adjustments).

•	Mr. Toomey advanced to the Company an aggregate of $20,000 on September 19, 2016 to pay for the Company’s ongoing business operations in exchange for a convertible promissory note, effective as of such date, in favor of Mr. Toomey in aggregate principal amount of $20,000 bearing interest at a fixed rate of 3.5% per annum, payable from September 19, 2016, the date that the actual loan was provided to the Company (the “September 2016 Promissory Note”). The September 2016 Promissory Note is due upon demand, and is convertible into our common shares by Mr. Toomey at a fixed conversion price equal to $1.00 per share (subject to anti-dilution adjustments).

On December 15, 2015, the Company and Mr. Toomey agreed to amend certain outstanding note purchase agreements and the related notes to change the conversion rates under these agreements from $0.01 per share to $1.00 per share and to clarify that each of the outstanding promissory notes were immediately convertible. On December 31, 2015, Mr. Toomey elected to convert, at a conversion rate of $1.00 per share, the outstanding principal and accrued interest on all of the outstanding convertible notes issued to him at that time, other than the December 2015 Promissory Note. As a result of these conversions, an aggregate of 244,946 common shares of the Company issued were issued to Mr. Toomey, effective on December 31, 2015. The only remaining outstanding convertible promissory notes issued to Mr. Toomey in exchange for loans made by him to the Company are the December 2015 Promissory Note, the May 2016 Promissory Note, the July 2016 Promissory Note, and the September 2016 Promissory Note. For detailed discussion of these amendments and the conversion election, please see our Form 10-Q for the fiscal quarter ended December 31, 2015.

Each of the December 2015 Promissory Note, the May 2016 Promissory Note, the July 2016 Promissory Note, and the September 2016 Promissory Note was issued in reliance on Section 4(a)(2) of the Securities Act of 1933 (the “Securities Act”).

Transfer Agent

The transfer agent and registrar for our common shares is Manhattan Transfer Registrar Co., whose address is 38B Sheep Pasture Road, Port Jefferson, New York 11777 and whose telephone number is 631-928-7655.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the operating results and financial condition of the Company for the fiscal years ended September 30, 2016 and 2015. The discussion and analysis set forth below is intended to assist you in understanding the financial condition and results of our operations and should be read in conjunction with our audited financial statements and the accompanying notes included elsewhere in this Form 10-K. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of various factors, including those discussed elsewhere in this Form 10-K.

Overview

Operations. The Company has not conducted any substantial operations since May 24, 2010, the date on which AMI foreclosed on and took possession of all of the Company’s then-existing operating entities other than those sold by the Company to an entity affiliated with Mr. King.

During the fiscal years ended September 30, 2013 and 2014, the Company’s primary activities consisted of taking the steps necessary to reactivate its reporting obligations under Section 15(d) of the Exchange Act that had been suspended since 2011 (“Reporting Reactivation”). In the first quarter of the fiscal year ended September 30, 2015, on December 17, 2014, the Company re-activated is filing obligations under the Exchange Act.

Following the re-activation of our filing obligations, we attempted to seek to maximize shareholder value by searching for and identifying suitable potential target private companies or business partners for a business combination that met the Company’s strategic objectives. However, the Company re-evaluated its plans for the 2015 Fiscal Year and concluded that an improved balance sheet with less liabilities would be an important factor for attracting a business partner and would be more likely to result in the Company achieving its strategic objectives. As a result, management determined to postpone its acquisition and business combination efforts during the 2015 Fiscal Year.

By the end of the 2015 Fiscal Year, the Company concluded that its balance sheet had improved significantly and, as a result, management decided to commence actively pursuing such transactions during the 2016 Fiscal Year. We pursued our search for a business opportunity during 2016 Fiscal Year primarily through our officers and directors. Although the Company had held preliminary discussions regarding potential business combinations transactions, the Company ultimately was unable to successfully identify a suitable candidate or negotiate the terms of any such business combination during the 2016 Fiscal Year.

As of the fiscal year ended September 30, 2016, the Company had expended substantially all of its available cash and had not been able to secure any additional funds to finance its continued operations. As a result, the Company was unable to prepare and timely file its periodic reports under the Exchange Act, commencing with its Annual Report on Form 10-K for the fiscal year ended September 30, 2016 and, other than maintaining its corporate status,was dormant from such date through May 2020.

Financial Condition. We did not record revenues from operations during the fiscal years covered by our financial statements included in this Form 10-K and are not currently engaged in any business activities that provide cash flows. We do not expect to generate any revenues over the next 12 months unless we are able to secure additional financing to continue operations. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations.

Our principal business objective during the 2016 Fiscal Year was to achieve potential long-term growth through a combination with a business. However, our failure to successfully identify a potential business combination as of the end of the 2016 Fiscal Year or to raise funds to continue our operations or for the consummation of an acquisition have had a severe negative impact on our ability to become a viable company.

We have negative working capital, negative shareholders’ equity, and have not earned any revenues from operations since the fiscal year ended September 30, 2011. Because we have had no revenues from operations and do not own any significant assets against which we can borrow funds, we historically had relied on funds furnished by Mr. Toomey, a principal shareholder, director, and secretary of the Company, in exchange for issuances of our convertible debt securities in order to finance our Reactivation Activities and to finance our operations following our Reporting Reactivation. He was our sole source of financing during the fiscal years ended September 30, 2015 and 2016. Most of the principal amounts of the convertible notes issued to Mr. Toomey have been converted into common shares of the Company and are no longer outstanding indebtedness obligations of the Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for a description of the outstanding convertible promissory notes held by Mr. Toomey. However, Mr. Toomey previously advised the Company that he did not intend to provide the Company with any further loans or equity financing after September 30, 2016 if the Company was unable to enter into a letter of intent or receive a formal offer to engage in a bona fide business combination with a target company or business operation on or before such date.

However, due to our inability to satisfy the conditions for further financing established by Mr. Toomey, Mr. Toomey did not provide the Company with any further loans or equity financing to the Company after July 11, 2016 through the end of the 2016 Fiscal Year, and he indicated that he had no current plans to provide any further financings unless he later determined that market conditions or the Company’s prospects have substantially improved.

As a result, the Company had very limited remaining cash resources during period following July 11, 2016 through the end of the 2016 Fiscal Year and, other than maintaining its corporate status, the Company’s operations were dormant during such period. Unless and until we are able to obtain additional financing, our operations will remain dormant and our ability to continue as a going concern is doubtful. There can be no assurance that we will be able to obtain any additional financing in the future, and if we are unable to receive sufficient additional financing to finance our operations upon acceptable terms, it is likely that our business would cease operations. See, however, “Subsequent Developments” below for an update on our ability to receive additional financings from Mr. Toomey commencing in 2020.

Except as described in “Subsequent Developments” below, we have no specific plans, understandings or agreements with respect to the raising of any additional financings, and we may seek to raise the required capital by the issuance of equity or debt securities or by other means. Since we have no such arrangements or plans currently in effect (other than as described in “Subsequent Developments” below), our limited ability to raise funds to continue operations and to seek an acquisition may have a severely negative impact on our ability to become a viable company. Our historical operating results disclosed in this Form 10-K are not meaningful to our future results.

Results of Operations

Comparison of Years Ended September 30, 2016 and 2015

Revenues. Because we currently do not have any business operations, we have not had any revenues during our fiscal years ended September 30, 2016 and September 30, 2015.

General and Administrative Expenses. We had operating expenses of $135,412 and $147,030 for the years ended September 30, 2016 and 2015, respectively. These expenses consisted of general and administrative expenses which were primarily comprised of professional fees associated with various corporate and accounting matters, the cost of directors’ and officers’ insurance, and the costs associated with the Reactivation Actions. The decrease in such expenses for the year ended September 30, 2016 was due to the reduced level of Reactivation Actions which were primarily undertaken in 2014 and the first quarter of 2015 to reactivate the Company’s suspended reporting obligations under Section 15(d) of the Exchange Act. Our general and administrative expenses decreased following the completion of our Reactivation Actions in December 2014 and are expected to remain relatively low until such time as we effect a merger or other business combination with an operating business, if at all.

Net Income (Loss). We recognized a net loss of $135,412 for the fiscal year ended September 30, 2016 as compared to net income of $2,023,143 for the fiscal year ended September 30, 2015. We had no revenues during fiscal year ended September 30, 2016 and our net losses were due to the general and administrative expenses incurred during the fiscal year. Our net income for 2015 was due primarily to the settlement or extinguishment of debt by the Company during the year, offset in part by an increase in general and administrative expenses attributable to the costs and expenses associated with the Reactivation Activities.

Liquidity and Capital Resources

As of September 30, 2016, the Company had limited cash resources and we had a working capital deficit of $189,016. Current liabilities decreased to $210,324 at September 30, 2016 from $311,667 at September 30, 2015 primarily due to the conversion of notes payable to a related party. Total assets increased to $21,308 as of September 30, 2016 from $9,373 at September 30, 2015 due to the increased amount of working capital advanced by Mr. Toomey during 2016.

We had no material commitments for capital expenditures as of September 30, 2016.

During fiscal years ended September 30, 2016 and 2015, we have been reliant on monies loaned to us by Mr. Toomey to finance our operations and to pay the costs associated with the Reactivation Actions and the general corporate activities of the Company.

During the fiscal year ended September 30, 2016, the Company borrowed $90,000 from Mr. Toomey to pay for the Company’s ongoing business operations.

•	On December 7, 2015, Mr. Toomey advanced $20,000 to the Company;

•	On March 3, 2016, Mr. Toomey advanced $20,000 to the Company;

•	On July 11, 2016, Mr. Toomey advanced $30,000 to the Company; and

•	On September 19, 2016, Mr. Toomey advanced $20,000 to the Company.

These funds were used to pay for the Company’s ongoing business operations, consisting primarily of professional fees. The funds advanced on December 7, 2015, were acknowledged and formalized by the parties pursuant to a Convertible Promissory Note Purchase Agreement, effective as of December 15, 2015 (the “December 2015 Note Agreement”), by and between the Company and Mr. Toomey, and issuing the December 2015 Promissory Note to Mr. Toomey. The December 2015 Promissory Note is convertible into our common shares by Mr. Toomey at a fixed conversion price equal to $1.00 per share (subject to anti-dilution adjustments).

The funds advanced to the Company on March 3, 2016 were acknowledged and formalized by the parties pursuant to a Convertible Promissory Note Purchase Agreement, effective as of May 18, 2016 (the “May 2016 Note Agreement”), by and between the Company and Mr. Toomey, and the issuance of the May 2016 Promissory Note to Mr. Toomey. The May 2016 Promissory Note is convertible into our common shares by Mr. Toomey at a fixed conversion price equal to $1.00 per share (subject to anti-dilution adjustments).

The funds advanced to the Company on July 11, 2016 were acknowledged and formalized by the parties pursuant to a Convertible Promissory Note Purchase Agreement, effective as of August 10, 2016 (the “August 2016 Note Agreement”), by and between the Company and Mr. Toomey, and the issuance of the August 2016 Promissory Note to Mr. Toomey. The August 2016 Promissory Note is convertible into our common shares by Mr. Toomey at a fixed conversion price equal to $1.00 per share (subject to anti-dilution adjustments).

The funds advanced to the Company on September 19, 2016 were acknowledged and formalized by the parties pursuant to a Convertible Promissory Note Purchase Agreement effective as of September 19, 2016 (the “September 2016 Note Agreement”), by and between the Company and Mr. Toomey, and the issuance of the September 2016 Promissory Note to Mr. Toomey. The September 2016 Promissory Note is convertible into our common shares by Mr. Toomey at a fixed conversion price equal to $1.00 per share (subject to anti-dilution adjustments).

Mr. Toomey has historically converted past promissory notes. However, as of the end of the 2016 Fiscal Year he had not executed his conversion rights under the December 2015 Promissory Note, the May 2016 Promissory Note, the July 2016 Promissory Note, or the September 2016 Promissory Note, and had indicated that he is unlikely to exercise such rights, although he reserved the right to do so in the future.

Because we do not have any revenues from operations, absent a merger or other business combination with an operating company or a public or private sale of our equity or debt securities, the occurrence of either of which cannot be assured, we were dependent upon future loans or equity investments from our present shareholders or management to fund operating shortfalls and do not foresee a change in this situation in the immediate future. However, we were unable to raise capital or secure loans to finance for our operational needs during after July 11, 2016 through the end of the 2016 Fiscal Year. As a result, other than maintaining our corporate status, the Company’s operations were dormant from July 18, 2016 to the end of the 2016 Fiscal Year. Unless and until we can obtain additional financing, our operations will continue to be dormant. Although we may seek external sources of financing, we have no specific plans, understandings, or agreements with respect to any potential debt or equity financings, and there can be no assurances that any additional financings will be available to us on satisfactory terms and conditions, if at all. Unless we can obtain additional financing, our ability to continue as a going concern is doubtful.

Subsequent Developments

As of the end of the 2016 Fiscal Year, the Company had been unsuccessful in its efforts to identify and engage in a business combination with a potential target company or business, had used all of its available cash, and was unable to secure any additional source of funds to finance its continued operations. As a result, the Company was unable to timely file its periodic reports under the Exchange Act, commencing with its Annual Report on Form 10-K for the fiscal year ended September 30, 2016 and, other than maintaining its corporate status, has been dormant from such date through May 2020.

In May 2020, the Company determined that the business environment had sufficiently changed so that identifying target and completing a business combination may be more likely than was previously the case. Accordingly, the Company determined to attempt to seek the financing necessary to prepare and file all of its delinquent periodic reports under the Exchange Act and to again aggressively pursue an acquisition target. See “Item 1 — Recent Activities” above for a discussion of the Company’s current efforts taken to date.

In order for the Company to finance the preparation and filing of all of the Company’s Forms 10-K for filing with the Commission, Mr. Toomey made the following loans to the Company in aggregate amount of approximately $130,000 during the 2020 calendar year (referred to as the Toomey Loans):

•	On May 5, 2020, a loan of $5,000 in principal amount;

•	On October 19, 2020, a loan of $25,000 in principal amount; and

•	On December 21, 2020, a loan of $100,000 in principal amount.

The Toomey Loans are evidenced by a consolidated promissory note, dated February 1, 2021, issued by the Company to Mr. Toomey (the “2021 Promissory Note”). The 2021 Promissory Note bears interest, commencing on the date of the loan, at an initial rate of 2% per annum and the note matures on December 31, 2023. The maturity date of the 2021 Promissory Notes will accelerate and be due and payable immediately upon any change of control, merger, or other business combination (as defined in the 2021 Promissory Note). If the maturity date is extended for any reason whatsoever (including in connection with an acceleration event), the 2021 Promissory Note will bear interest at a rate of 5% per annum, commencing on the date of any such extension. The 2021 Promissory Note is not convertible into our common shares.

Delinquent Filings

The Company is filing this Annual Report on Form 10-K and all other delinquent reports on Form 10-K that it was required to file with the Commission since June 30, 2016, together with delinquent reports on Forms 10-Q for the fiscal year ended September 30, 2021. Although the filing of our delinquent reports under the Exchange Act will bring us current in our reporting obligations, it is the Commission’s position that such filings will not “cure” Section 15(d) violations, and will not make us timely for purposes of eligibility to use certain Securities Act forms.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Critical Accounting Policies and Estimates

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which requires management to make certain estimates and assumptions and apply judgments.

In its report dated December 7, 2021, our auditors, Accell Audit & Compliance P.A., expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. We generated no operating revenues for the fiscal years ended September 30, 2016 and 2015, and at September 30, 2016 we had an accumulated stockholders’ deficit of approximately $209,016. Furthermore, at September 30, 2016 and 2015, we had a retained deficit of approximately $4,579,323, and $4,443,911, respectively, and a working capital deficit of approximately $189,076 at September 30, 2016. As a result of our working capital deficiency and anticipated operating costs for the next twelve months, we do not have sufficient funds available to sustain our operations for a reasonable period without additional financing. Our continuation as a going concern is therefore dependent upon future events, including our ability to raise additional capital and to generate positive cash flows.

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

Net Income (Loss) Per Share. Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period of computation. Diluted loss per share gives effect to potentially dilutive common shares outstanding. The Company gives effect to these dilutive securities using the Treasury Stock Method. Potentially dilutive securities also include other convertible financial instruments. The Company gives effect to these dilutive securities using the If-Converted-Method.

New Accounting Pronouncements

For a description of recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our financial statements, see “Note 8: Recent Accounting Pronouncement” in Part II, Item 8 of this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “Smaller Reporting Company”, the Company is not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Kingfish Holding Corporation

Opinion on the Financial Statements

We have audited the accompanying financial statements of Kingfish Holding Corporation (the Company), which comprise the balance sheets of as of September 30, 2016, and the related statements of income, retained earnings, and cash flows for the year then ended, and the related notes to the financial statements.

Management’s Responsibility for the Financial Statements

Management is responsible for the preparation and fair presentation of these financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to a fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

Auditor’s Responsibility

Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States of America. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures depend on the auditor’s judgment, including the assessment of the risks of material misstatement of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal controls relevant to the entity’s preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate under the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements.

We believe the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the 2016 financial statements referred to above present fairly, in all material respects, the financial position of Kingfish Holding Corporation as of September 30, 2016, and the results of operations and its cash flows for the year then ended in accordance with accounting principles standards generally accepted in the United States of America .

Tampa, Florida

December 7, 2021

3001 N. Rocky Point Dr. East, Suite 200 ☐ Tampa, Florida 33607 ☐ 813.367.3527

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Kingfish Holding Corporation

Sarasota, Florida

We have audited the accompanying balance sheets of Kingfish Holding Corporation (the "Company"), as of September 30, 2015 and the related statements of operations, changes in stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2015 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note to the financial statements, the Company did not have any operations or generate any revenues for the year~~s~~ ended September 30, 2015, and has an accumulated deficit of $322,294 through September 30, 2015, which raises a substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Warren Averett, LLC

Tampa, Florida

December 22, 2015

KINGFISH HOLDING CORPORATION

BALANCE SHEETS SEPTEMBER 30, 2016 AND 2015

	2016	2015
ASSETS

Current assets:
Cash	$21,308	$9,373

Total Assets	$21,308	$9,373

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$119,095	$81,667
Accrued interest payable	1,229	--
Convertible notes payable to related party	90,000	230,000
Total Current Liabilities	210,324	311,667

Long term liabilities:
Rescission liability	20,000	20,000
Total Long Term Liabilities	20,000	20,000

Total Liabilities	230,324	331,667

Commitments and Contingencies (Note 9)

Stockholders’ deficit:
Preferred stock, par $0.0001, 20,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2016 and 2015, respectively	-	-
Common stock, par $0.0001, 200,000,000 shares authorized, 120,942,987 and 116,712,987 shares issued and outstanding at September 30, 2016 and 2015, respectively	12,094	11,672
Paid in capital	4,378,213	4,129,945
Retained deficit	(4,579,323)	(4,443,911)
Rescission liability	(20,000)	(20,000)
	(209,016)	(322,294)

Total Liabilities and Stockholders’ Deficit	$21,308	$9,373

The accompanying notes are an integral part of the financial statements.

KINGFISH HOLDING CORPORATION

STATEMENTS OF OPERATIONS FOR THE YEARS ENDED SEPTEMBER 30, 2016 AND 2015

	2016	2015

Expenses:
Professional fees	$113,656	$143,351
Interest expense	11,378	-
Office supplies	59	30
Postage	24	88
Stock based compensation	9,200	-

Telephone	402	1,853
Taxes and licenses	693	1,708
General and Administrative Expenses	135,412	147,030

Other Income:
Gain from settlement of accrued expenses	-	2,170,173
Total Other Income	-	2,170,173

Net Income (Loss) Before Income Taxes	(135,412)	2,023,143

Provision for income taxes	-	-

Net Income (Loss)	$(135,412)	$2,023,143

Basic net income (loss) per share	$(0.00)	$0.02

Diluted net income (loss) per share	$(0.00)	$0.02

Basic weighted average common shares outstanding	119,532,987	116,712,987

Diluted common shares outstanding	119,532,987	139,712,987

The accompanying notes are an integral part of the financial statements.

KINGFISH HOLDING CORPORATION

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED SEPTEMBER 30, 2016 AND 2015

	2016	2015
Cash Flows From Operating Activities:
Net income (loss)	$(135,412)	$2,023,143
Adjustments to reconcile net income (loss) to net cash used by operations:
Gain on extinguishment of accounts payable, accrued expense, and notes payable	-	(2,170,173)
Stock based compensation	9,200	-
Changes in operating assets and liabilities:
Prepaid expenses	-	10,000
Accounts payable and accrued expenses	37,428	(6,974)
Accrued Interest Payable	10,719	-
Net Cash flows used by operating activities	(78,065)	(144,004)

Cash Flows From Financing Activities:
Proceeds from note payable to related party	90,000	140,000
Net Cash flows from financing activities	90,000	140,000
Net Increase (Decrease) in Cash	11,935	(4,004)

Cash at the beginning of year	9,373	13,377

Cash at the end of the year	$21,308	$9,373

Non-cash Transactions Disclosures:
Extinguish of notes payable	$-	$271,894

The accompanying notes are an integral part of the financial statements.

KINGFISH HOLDING CORPORATION

SEPTEMBER 30, 2016 AND 2015 STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock		Common
	Shares	Par $0.0001	Stock Payable	Paid In Capital	Rescission Liability	Retained Deficit	Total

Balance, September 30, 2014	116,712,987	$11,672	$-	$4,129,945	$(20,000)	$(6,467,054)	$(2,345,437)

Net income	-	-	-	-	-	2,023,143	2,023,143

Balance, September 30, 2015	116,712,987	11,672	-	4,129,945	(20,000)	(4,443,911)	(322,294)

Common stock issued for services	4,000,000	400	-	8,800	-	-	9,200

Conversion of related party notes payable	230,000	22	-	239,468	-	-	239,490

Net Loss	-	-	-	-	-	(135,412)	(135,412)

Balance September 30, 2016	120,942,987	$12,094	-	$4,378,213	$(20,000)	$(4,579,323)	$(209,016)

The accompanying notes are an integral part of the financial statements.

KINGFISH HOLDING CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2016 AND 2015

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

On December 17, 2014, the Company reactivated its suspended reporting obligations under Section 15(d) of the Exchange Act by filing a Form 10-K for the fiscal year ended September 30, 2013 and Forms 10-Q for the quarters ended December 31, 2013, March 31, 2014 and June 30, 2014. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to reorganize and finding a suitable candidate to participate in its renewable energy initiatives.

2.	Summary of Significant Accounting Policies:

Basis of presentation:

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), and pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the years ended September 30, 2016 and 2015.

Use of estimates:

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Cash:

Cash is maintained at a financial institution and, at times, balance may exceed federally insured limits. We have never experienced any losses related to the balance. Currently, the FDIC provides insurance coverage up to $250,000 per depositor at each financial institution and our cash balance did not exceed such coverage on September 30, 2016.

2.	Summary of Significant Accounting Policies (continued):

For purpose our statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash.

Fair Value of Financial Instruments:

The carrying amounts of cash and current liabilities approximate fair value because of the short maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. Management does not hold or issue financial instruments for trading purposes, nor do the Company utilize derivative instruments in the management of the Company’s foreign exchange, commodity price or interest rate market risks.

The FASB Codification clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. It also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs as follows:

Level 1: Quoted prices in active markets for identical assets or liabilities

Level 2: Quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Revenue Recognition:

The Company’s revenues from contracts with customers may be recognized when services are completed or as they are rendered, although contracts are generally short-term by nature. Services provided over a period of time are typically transferred to customers evenly over the term of the contracts and the corresponding revenue is recognized as services are provided. Payment terms vary by services offered, and the timing between completion of performance obligations and payment is typically not significant.

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

The Company gives effect to these dilutive securities using the If-Converted-Method. At September 30, 2016 and 2015, convertible notes payable to related party of $90,000 and $230,000, respectively, can potentially convert into 90,000 shares and 230,000 shares, respectively, of common stock. Interest expense related to the convertible notes was immaterial.

3.	Going Concern:

As reflected in the Company’s financial statements, the Company has a retained deficit of $4,579,323 and $4,443,911 as of September 30, 2016 and 2015, respectively. The Company used cash of $78,065 and $144,004 in operating activities during the years ended September 30, 2016 and 2015, respectively. The Company has a working capital deficiency of $189,016 at September 30, 2016 that is insufficient in management’s view to sustain current levels of operations for a reasonable period without additional financing. These trends and conditions continue to raise substantial doubt surrounding the Company’s ability to continue as a going concern for a reasonable period. Ultimately, the Company’s ability to continue as a going concern is dependent upon management’s ability to continue to curtail current operating expense and obtain additional financing to augment working capital requirements and support acquisition plans. There can be no assurance that management will be successful in achieving these objectives or obtain financing under terms and conditions that are suitable. The accompanying financial statements do not include any adjustments associated with these uncertainties.

4.	Convertible Notes Payable to Related Party:

The Company entered into a convertible note with a director for $60,000 effective December 19, 2014. The note bears interest rate at 3.5% per annum and all unpaid principal and interest were due on demand by the director but no earlier than June 1, 2015 or 30 calendar days after the recommencement of public company status as defined in the note agreement. The outstanding principal balance of the note is convertible into the Company’s shares of common stock at a fixed price of $0.01 per share. The note was converted on December 15, 2016.

The Company entered into a convertible note with a director for $20,000 effective March 5, 2015. The note bears interest rate at 3.5% per annum and all unpaid principal and interest were due on demand by the director but no earlier than June 1, 2015 or 30 calendar days after the recommencement of the public company status as defined in the note agreement. The outstanding principal balance of the note is convertible into the Company’s shares of common stock at the conversion price of $0.01 per share. The note was converted on December 15, 2016.

The Company entered into a convertible note with a director for $40,000 effective March 16, 2015. The note bears interest rate at 3.5% per annum and all unpaid principal and interest were due on demand by the director but no earlier than June 1, 2015 or 30 calendar days after the recommencement of the public company status as defined in the note agreement. The outstanding principal balance of the note is convertible into the Company’s shares of common stock at the conversion price of $0.01 per share. The note was converted on December 15, 2016.

The Company entered into a convertible note with a director for $20,000 effective September 8, 2015.  The note bears interest rate at 3.5% per annum and all unpaid principal and interest were due on demand by the director.

4.	Convertible Notes Payable to Related Party (continued):

The outstanding principal balance of the note is convertible into the Company’s shares of common stock at the conversion price of $1.00 per share. The note was converted on December 15, 2016.

The Company entered into a convertible note with a director for $20,000 effective December 7, 2015. The note bears interest rate at 3.5% per annum and all unpaid principal and interest were due on demand by the director. The outstanding principal balance of the note is convertible into the Company’s shares of common stock at the conversion price of $1.00 per share.

On December 15, 2015, the Company amended the December 19, 2014, March 5, 2015, and March 16, 2015 promissory notes to change the conversion price to $1.00 per share and to clarify that they were immediately convertible.

The Company entered into a convertible note with a director for $20,000 effective March 3, 2016. The note bears interest rate at 3.5% per annum and all unpaid principal and interest were due on demand by the director. The outstanding principal balance of the note is convertible into the Company’s shares of common stock at the conversion price of $1.00 per share.

The Company entered into a convertible note with a director for $30,000 effective July 11, 2016. The note bears interest rate at 3.5% per annum and all unpaid principal and interest were due on demand by the director. The outstanding principal balance of the note is convertible into the Company’s shares of common stock at the conversion price of $1.00 per share.

The Company entered into a convertible note with a director for $20,000 effective September 19, 2016. The note bears interest rate at 3.5% per annum and all unpaid principal and interest were due on demand by the director. The outstanding principal balance of the note is convertible into the Company’s shares of common stock at the conversion price of $1.00 per share.

Based on the Company’s stock price at the respective commitments dates, the Company determined that the above convertible notes did not have a beneficial conversion feature to the note holder.

Set forth is a summary of the principal amount of the outstanding convertible debt as of September 30, 2016 and 2015:

Loan Date	Balance at September 30, 2016	Balance at September 30, 2015

October 21, 2013	$-	$10,000
November 13, 2013	-	10,000
January 17, 2014	-	10,000
April 23, 2014	-	20,000
May 22, 2014	-	20,000
September 17, 2014	-	20,000
December 19, 2014	-	60,000
March 5, 2015	-	20,000
March 16, 2015	-	40,000
September 8, 2015	-	20,000
December 7, 2015	20,000	-
March 3, 2016	20,000	-
July 11, 2016	30,000	-
September 19, 2016	20,000	-
Total Outstanding	$90,000	$230,000

5.	Preferred Stock:

The Company is authorized to issue up to 20,000,000 shares of Preferred Stock with designations, rights and preferences determined from time to time by our Board of Directors. Accordingly, our Board of Directors is empowered, without shareholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our Common Stock. The terms of the preferred stock have not been approved. As of September 30, 2016 and 2015, there was no Preferred Stock issued and outstanding.

6.	Income Taxes:

The Company’s provision (benefit) for income taxes was as follows:

	9/30/2016	9/30/2015
Current
Federal	$-	$-
State	-	-
Foreign	-	-
	-	-
Deferred
Federal	(40,465)	604,573
State	(5,575)	83,296
Total	$(46,040)	$687,869

The income tax provision differs from the amount of tax determined by applying the Federal statutory rate as follows:

	9/30/2016	9/30/2015
Income tax provision at statutory rate:	$(46,040)	$687,869
Increase (decrease) in income tax due to:
Change in Valuation Allowance	46,040	(687,869)
	$-	$-

Net deferred tax assets and liabilities were comprised of the following:

	9/30/2016	9/30/2015
Long-term deferred tax assets (liabilities)
Net Operating Loss	$582,985	$536,945
Valuation Allowance	(582,985)	(536,945)
	$-	$-

The tax benefit for the period presented is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related tax deferred assets will be recognized when management considers realization of such amounts to be more likely than not. The Company’s earliest tax year remains subject to examination by all tax jurisdictions was September 30, 2014.

7.	Rescission Liability:

On November 20, 2009, the Company issued 2,000,000 shares of its common stock to pay for services valued at $20,000. The issuance of these shares was declared invalid by the court since they were issued by prior management who did not have the authority to do so since they were validly removed on November 16, 2009. These shares remained outstanding at September 30, 2016 and will be returned to the Company’s transfer agent upon locating the holder of these shares.

8.	Recent Accounting Pronouncement:

Recent pronouncements issued by the Accounting Standards Board (“FASB”), the American institute of Certified Public Accountants (“AICPA”) and the SEC did not have a material impact on the Company’s present or future financial statements.

9.	Commitments and Contingencies:

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, “Contingencies”. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of September 30, 2016 and 2015, the Company is not aware of any contingent liabilities that should be reflected in the financial statements.

10.	Subsequent Events:

In accordance with SFAS 165 (ASC 855), Subsequent Events the Company has analyzed it operations subsequent to September 30, 2016 through the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of the end of such period, our disclosure controls and procedures were not effective due to material weakness in our internal control over financial reporting in providing reasonable assurance in timely alerting management to material information relating to the Company and that information required to be disclosed in our reports is recorded, processed, summarized, and reported as required to be included in our periodic filings with the Commission.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our sole officer and employee to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the Company’s transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements and that receipts and expenditures of the Company’s assets are made in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of the Company’s financial statements would be prevented or detected.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2016 as required by the Securities Exchange Act of 1934 Rule 15d-15(c). In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) based on the framework in its “Internal Control-Integrated Framework (2013 Framework).”

Based on our evaluation, management concluded that our internal control over financial reporting was not effective as of September 30, 2016 because of material weaknesses in our internal control over financial reporting. A material weakness is a control deficiency or combination of deficiencies in internal control, such that there is a reasonable possibility that a material misstatement of the entity’s financial statements will not be prevented or detected and corrected on a timely basis. Our management concluded that the Company has several material weaknesses in our internal control over financial reporting because of inadequate segregation of duties over authorization due to the lack of employees for this purpose, lack of sufficient documentation concerning our review, risk assessment, and recording of transactions, as well as the financial reporting of such transactions.

Due to the Company’s limited resources and staffing, management has not developed a plan to mitigate the above material weaknesses. Despite the existence of these material weaknesses, the Company believes the financial information presented herein is materially correct and in accordance with generally accepted accounting principals in the United States.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The directors and executive officers of the Company, their ages, and positions with the Company as of September 30, 2016 are set forth below.

Name	Age	Position with Company

Ted Sparling	53	Director, President and Chief Executive Officer

James K. Toomey	51	Director and Secretary

James M. La Manna	51	Director and Chief Financial Officer

All directors of the Company hold office until the earlier of the next annual meeting of shareholders and until their successors have been duly elected and qualified, or their death, resignation, or removal. Officers are elected annually by the respective Boards of Directors of the Company to hold office until the earlier of their death, resignation, or removal.

Set forth below is a description of the business experience during the past five years or more and other biographical information of the directors and executive officers of the Company.

Ted Sparling has served as the President, Chief Executive Officer, and a director of the Company since January 2012. Mr. Sparling also served as Chief Executive Officer and Secretary from January 2012 until November 2014, and as the President of the Kesselring Corporation, a Florida corporation, from March 2005 (prior to its acquisition by the Company pursuant to the Share Exchange Agreement, dated May 18, 2007) until October 2007 when the Shares Exchange Agreement was consummated. Mr. Sparling also served as the President and sole director of Gulf & Bay Constructors, Inc., a building contractor located in west central Florida, since December 2006 and has served in the same capacities for Gulf & Bay Inspections, Inc., a building inspector located in west central Florida, since January 2007. Mr. Sparling has been a state certified building contractor since 1989, and has been a state certified home inspector since 2012.

Mr. Sparling’s prior experiences as the President and CEO of the predecessor company provides important background and institutional knowledge about the Company.

James K. Toomey has served as Secretary of the Company since November 14, 2014. He was appointed to serve as a director of the Company on August 31, 2013. Mr. Toomey also had served as a director of the Company from 2006 to 2008. Mr. Toomey has served on the board of directors of Research Development and Manufacturing, Inc., a privately held engineering and bio-tech firm, since 2016. He previously has served as a director and Chairman of the Board of Directors of Coast Financial Holdings, Inc. (“Coast Financial”), a financial institution which was a reporting company under the Exchange Act from its inception in 2003 until its merger with another financial institution in 2007 (the “Coast Merger Transaction”). He also served as a director of Coast Bank of Florida, a Florida state-chartered bank (“Coast Bank”), from its inception in April 2000 through the sale of the bank in December 2007 as part of the Coast Merger Transaction. Upon formation of Coast Financial as a bank holding company in 2003, Coast Bank became a wholly-owned subsidiary of Coast Financial. Prior to 2003, Coast Bank was operated as a stand-alone banking institution. Previously, Mr. Toomey served in various positions for Knight-Ridder/Bradenton Herald from August 1990 to September 1997. Since September 1997, Mr. Toomey’s business interests have been focused towards commercial shopping development and investments. He is the co-owner of four real estate investment companies (including, Braden River Industries, Inc., a Florida corporation and real estate holding company, and AMI Holdings, Inc., a commercial real estate holding company), a retail clothing company (Two Sides of Nature), and an ice cream store (Two Scoops). Mr. Toomey also has served as a director and co-manager of Renovo Resource Solutions, Inc. (referred to as Renovo), a metal recycling company, since September 2015. In addition, he founded the Toomey Foundation for the Natural Sciences in 2000, a not-for-profit organization for the preservation and education of archeological, paleontological and geological resources. He also has served as a trustee of the Sarasota Marine Safety Foundation, a not-for-profit entity, since 2019 and has been an officer of the Coast Guard Auxiliary since 2008. Mr. Toomey received his MBA from Crummer Graduate School, Rollins College in 1990 and his Bachelor of Arts degree in Economics from Rollins in 1988.

Mr. Toomey’s prior experience as a director and Chairman of the Board of a public company and a member of its audit committee will be beneficial to the Company as it reactivates it reporting obligations under the Exchange Act. He understands the disclosure responsibilities and duties owed to shareholders of public companies and can provide his public company experience to the board of directors.

James M. La Manna, CPA has served as the Chief Financial Officer of the Company since November 14, 2014 and as a director of the Company since September 13, 2013. Mr. La Manna is a certified public accountant and has served as the Chief Executive Officer and sole owner of James M. La Manna, CPA, PA, an accounting firm, since 2007. Mr. La Manna has been a licensed Florida certified accountant since 1998 and prior to opening his own firm, he had most recently served as a supervising auditor for Aidman Piser, an accounting firm, in 2006 and as a supervising audit and tax partner for Christopher Smith Leonard, an accounting firm, from 2003 – 2006.

Mr. La Manna’s experience as a CPA and his qualifications as a potential audit committee financial expert are invaluable skills needed by the Company as it seeks to carry out its business plan.

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

Code of Conduct and Ethics

Although prior to the filing of its Form 15 with the Commission on September 16, 2011, the Company had previously disclosed in its filings with the Commission that it had adopted a Code of Ethics and Business Conduct for Officers, Directors and Employees, our current management is not familiar with any such Code of Ethics and, to ensure that there are no inadvertent violations thereof, the board of directors has rescinded any and all such existing codes. Although the Company has initially determined to prepare and approve a new Code of Ethics, this was delayed and will be addressed in the future when the Company has additional resources to commit to such endeavors. Accordingly, the Company does not currently have a Code of Ethics.

Certain Corporate Governance Matters

The Board of Directors has established a standing Compensation Committee, but has not established or reinstated any audit or other committees of the board. With the exception of our Compensation Committee, the functions of audit, nominating committees, and any committees forming similar functions are instead being undertaken by our full board of directors and, as a result, the entire board of directors is responsible for the full oversight of the non-compensation affairs of the Company, including the assessment and oversight of the Company’s financial risk exposure.

Compensation Committee. The Compensation Committee is comprised solely of Mr. Toomey, and it held only one meeting during fiscal year ended September 30, 2016. The Compensation Committee does not have a charter. However, principal responsibilities of this committee are to review and make recommendations to the Board of Directors concerning the compensation of officers of the Company, to provide input and make recommendations to the Board on individuals elected to be executive officers of the Company, to review and make recommendations with respect to the Company’s existing and proposed compensation and bonus plans, and to serve as the committee responsible for administering the Company’s existing compensation and benefits plans. In addition, this committee also is responsible for evaluating and recommending compensation to be paid to our directors, including retainers, fees, benefits and perquisites. The sole member of this Committee is not independent within the meaning of the listing standards of the Nasdaq Rule 5605(a)(2)(A).

Shareholder Nominees of Directors. Currently, we do not have a policy regarding the consideration of any director candidates that may be recommended by our shareholders, including the minimum qualifications for director candidates, nor has our sole director established a process for identifying and evaluating director nominees. Furthermore, given our size and lack of operations, we do not have a diversity policy as it relates to the make-up and composition of our directors who serve on the board. We also have not adopted a policy regarding the handling of any potential recommendation of director candidates by our shareholders, including the procedures to be followed. To date, no shareholders have recommended any persons to be nominated for election to our board of directors. Given our relative size and lack of directors and officers insurance coverage, we do not anticipate that any of our shareholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all current members of our Board would participate in the consideration of director nominees.

Compliance with Section 16 of the Exchange Act

The completion of our Reactivation Actions in the 2015 fiscal year resulted in the reactivation of the Company’s reporting obligations solely under Section 15(d) of the Exchange Act which had been suspended since 2011. Accordingly the Company’s securities are not registered under Section 12 of the Exchange Act and, as a result, the reporting obligations of Section 16 of the Exchange Act do not apply to the Company.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

The Company did not pay any officer or any other person total compensation exceeding $100,000 for the fiscal year ended September 30, 2016. However, the Company did issue 2 million of its common shares on December 15, 2015 to Mr. Sparling, our Chief Executive Officer during the fiscal year ended September 30, 2016 and to Mr. La Manna, for an aggregate of 4 million shares, as compensation for services provided to Company over the past two years. None of our executive officers has an employment agreement with the Company. Furthermore, as of September 30, 2016,other than as described above, none of our executive officers have any outstanding equity awards in his capacity as an employee with respect to the Company’s common shares.

Director Compensation

None of the Company’s directors received any cash compensation, equity awards, or other non-cash compensation or other arrangements for services provided in their capacity as directors for the fiscal year ended September 30, 2016.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Company’s outstanding common shares as of December 30, 2016 by: (a) each person known by us to beneficially own 5% or more of the Company’s common shares, (b) each director of the Company and each executive officer of the Company, and (c) all directors and executive officers of the Company as a group. Except as otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all of the common shares owned by them.

Name of Beneficial Owner	Current Beneficial Ownership
	Number (1)	Percentage (2)
Directors and Executive Officers

James K. Toomey (3)	84,817,153	70.08%
Ted Sparling	3,719,668	3.08%
James M. La Manna	2,000,000	1.66%
All directors and executive officers as a group (3 persons)(4)	90,536,821	74.80%

_____________________

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

32

(2)

In calculating the percentage ownership or percent of equity vote for a given individual or group, the number of Common Shares outstanding includes unissued shares subject to options, warrants, rights or conversion privileges exercisable within sixty days held by such individual or group, but are not deemed outstanding by any other person or group.

(3)

Includes (a) 5,010,975 common shares held jointly by Mr. Toomey and his spouse over which he has shared voting and investment powers, and (b) 710,600 common shares owned by Tectonics, Inc., a family-owned corporation in which Mr. Toomey and his spouse own 38.52% of the outstanding equity interests and for which Mr. Toomey serves as a director and his spouse serves as the president, and by reason thereof Mr. Toomey may be deemed to be the beneficial owner of such shares. This also includes 92,016 shares that may be issued upon conversion of the convertible promissory notes in principal aggregate amount of $90,000 issued pursuant to the terms and conditions of the December 2015 Note Agreement, the May 2016 Note Agreement, the August 2016 Note Agreement, and the September 2016 Note Agreement (including the shares issuable with respect to the accrued interest thereon). All of the notes issued under each of these agreements are currently convertible at a conversion price of $1.00 per share. Mr. Toomey’s address is 800 Morgan-Johnson Road, Bradenton, FL 34208.

(4)

Includes 92,016 shares that may be issued upon conversion of outstanding convertible promissory notes in principal aggregate amount of $90,000, including the shares issuable with respect to the accrued interest thereon.

Equity Compensation Plans

On December 15, 2015, the Board of Directors approved the issuance of 2 million shares of our common shares to each of Mr. Sparling and to Mr. La Manna, for an aggregate of 4 million shares, as compensation for services provided to Company over the past two years (the “2016 Fiscal Year Stock Awards”).

Except for the 2016 Fiscal Year Stock Awards, during the fiscal year ended September 30, 2016, (a) we did not have any equity incentive or other equity awards plans in which any director, officer, consultant, or employee of our Company was able to participate, (b) no individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs were issued to our directors or executive officers and, (c) one of our directors or our executive offices have been granted, or held, any stock options or other equity award to acquire any of our capital stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

During the fiscal year ended September 30, 2016, Mr. Toomey has advanced an aggregate of $70,000 to the Company pursuant to: (a) the December 2015 Note Agreement (bearing interest at 3.5%) in exchange for the December 2015 Promissory Notes (b) the May 2016 Note Agreement (bearing interest at 3.5%) in exchange for the March 2016 Promissory Notes, and (c) the August 2016 Note Agreement (bearing interest at 3.5%) in exchange for the July 2016 Promissory Note. These promissory notes remain outstanding and are convertible into our Common Shares at a fixed conversion price equal to $1.00 per share (subject to anti-dilution adjustments).

Director Independence

Although there is no established trading market for our common shares, limited and sporadic trading of our common shares is quoted by the OTC Markets Group, Inc. on the pink sheets in the OTC Pink - No Information tier, which does not have director independence requirements or defines who would constitute an independent director. We, however, undertook a review of the independence of our directors using the independence standards for directors provided in the rules of The Nasdaq Stock Market. These rules require consideration of whether any director has a material relationship with us that could interfere with his ability to exercise independent judgment in carrying out his responsibilities. Under Nasdaq Rule 5605(a)(2), however, a director is not considered to be independent if he or she, among other things:

•	is, or has been within the past three years, an executive officer or employee of the Company.

•	has accepted or who has an immediate family member who has accepted, with limited exceptions thereto, any compensation from the Company in excess of $120,000 during any period of twelve consecutive months within the three years preceding the determination of independence.

•	has an immediate family member who is, or at any time during the past three years was, employed by the Company as an executive officer.

•	except under specified limited circumstances, is, or has an immediate family member who is, a partner in, or a controlling shareholder or an executive officer of, any organization to which the Company made, or from which the Company received, payments for property or services in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenues for that year, or $200,000, whichever is more.

•	is or has been, or has an immediate family member who is or has been, within the last three years, employed as an executive officer of another company where any of the Company’s present executive officers at the same time serves or served on the other company’s compensation committee.

•	is, or has an immediate family member who is , a current partner of the Company’s outside auditor, or was a partner or employee of the Company’s outside auditor who worked on the Company’s audit at any time during any of the past three years.

Under such definition, as of September 30, 2016, none of our directors could be classified as independent. Each of our directors are considered a non-independent director because of their appointment as executive officers of the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Accell Audit & Compliance P.A., an independent registered public accounting firm (referred to as Accell), was engaged in 2020 to audit the Company’s financial statements for each of the fiscal years ended September 30, 2016, 2017, 2018, 2019, and 2020. Accordingly, Accell has audited the Company’s financial statements for the fiscal year ended September 30, 2016 set forth in this Form 10-K. The firm of Warren Averett was engaged for the audit of the Company’s annual financial statements for the year ended September 30, 2015 and fees billed for other services rendered by Warren Averett during that period.

Our independent auditor, Accell Audit & Compliance, P.A. billed an aggregate of $17,500 in 2020, $17,500 in 2021, and has unbilled of approximately $7,500 related to audit fees for audits of the financial statements of the Company for years 2016, 2017, 2018, 2019, and 2020.  There were no audit related fees, tax fees, or other fees.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents are filed as part of this report:

(1)	Financial Statements: See “Item 8. Financial Statements and Supplementary Data” herein.:

(2)	The following Financial Statement Schedules are included herein:

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

4.1

Amended and Restated Convertible Promissory Note No. 14 in favor of James K. Toomey in principal amount of $20,000 for December 7, 2015 loan, incorporated herein by reference to Exhibit 4.12 to the Company’s Annual Report on Form 10-K, filed with the Commission on December 22, 2015.

4.2

Amended and Restated Convertible Promissory Note No. 15 in favor of James K. Toomey in principal amount of $20,000 for March 3, 2016 loan, incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 20, 2016.

4.3

Amended and Restated Convertible Promissory Note No.16 in favor of James K. Toomey in principal amount of $30,000 for July 11, 2016 loan, incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 11, 2016.

4.4 *	Convertible Promissory Note No.17 in favor of James K. Toomey in principal amount of $20,000 for September 19, 2016 loan.

10.1

Convertible Promissory Note Purchase Agreement, effective December 15, 2015, by and between Kingfish Holding Corporation and James K. Toomey for December 7, 2015 loan, incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K, filed with the Commission on December 22, 2015.

10.2

Convertible Promissory Note Purchase Agreement, effective May 18, 2016, by and between Kingfish Holding Corporation and James K. Toomey for March 3, 2016 loan, incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 20, 2016.

10.3

Convertible Promissory Note Purchase Agreement, effective August 10, 2016, by and between Kingfish Holding Corporation and James K. Toomey for July 11, 2016 loan, incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 11, 2016.

10.4 *	Convertible Promissory Note Purchase Agreement, effective as of September 19, 2016, by and between Kingfish Holding Corporation and James K. Toomey for September 19, 2016 loan.

10.5

Promissory Note, dated February 1, 2021 in favor of James K. Toomey in the principal amount of $130,000, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 28, 2022.

31.1 *

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(a)), with respect to the registrant’s Annual Report on Form 10-K for the year ended September 30, 2016.

31.2 *

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(a)), with respect to the registrant’s Annual Report on Form 10-K for the year ended September 30, 2016.

32.1 *	Certificate of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(b)).

32.2 *	Certificate of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(b)).

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

________________

* Exhibit Filed Herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINGFISH HOLDING CORPORATION

Date: February 17, 2022	By:	/s/ Ted Sparling
Ted Sparling President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ted Sparling	President, Chief Executive Officer,	February 17, 2022
Ted Sparling	and Director (Principal Executive Officer)

/s/ James K. Toomey	Director	February 17, 2022
James K. Toomey

/s/ James M. La Manna	Director and Chief Financial Officer	February 17, 2022
James M. La Manna	(Principal Financial Officer)

