Form 10-K
period 2017-09-30
Kingfish Holding Corp
filed 2022-03-01
CIK 1374881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act ((§15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐     No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒     No☐

As of March 31, 2017, which was the last business day of the registrant’s completed second fiscal quarter for the reported fiscal year, the aggregate market value of the registrant’s common shares held by non-affiliates was approximately $124,231 (as quoted by the OTC Markets Group, Inc. on the pink sheets in their OTC Pink - No Information tier on such date).

As of December 29, 2017, the number of issued and outstanding common shares of the registrant was 120,942,987.

Documents Incorporated By Reference: None

KINGFISH HOLDING CORPORATION

ANNUAL REPORT ON FORM 10-K

For The

Fiscal Year Ended September 30, 2017

EXPLANATORY NOTE

Kingfish Holding Corporation is filing this Annual Report on Form 10-K for the fiscal year ended on September 30, 2017 (this “Annual Report” or this “Form 10-K”) as part of its effort to become current in its filing obligations under the Securities Exchange Act of 1934 (the “Exchange Act”). We have been delinquent in our filings with the Securities and Exchange Commission (the “Commission”) since the filing of our quarterly report on Form 10-Q for the quarter ended June 30, 2016. This Annual Report is being filed with all of our delinquent reports on Forms 10-K that we were required to file with the Commission since June 30, 2016.

This Annual Report includes our audited statements for the fiscal year ended September 30, 2017 (“2017 Fiscal Year”), provides disclosures relating to the 2017 Fiscal Year, and includes information as of the filing date of this Annual Report in the Sections “Item 1. BUSINESS – Recent Activities,” “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Subsequent Developments,” and elsewhere as appropriate. However, any exhibits relating to matters occurring after the 2017 Fiscal Year will be included in the reports in which they would otherwise have been furnished if such report had been timely filed with the Commission by Kingfish Holding Corporation.

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

All written or oral forward-looking statements that are made or attributable to us are expressly qualified in their entirety by this cautionary notice. The forward-looking statements included herein are only made as of the date of this Annual Report on Form 10-K for the fiscal year ended September 30, 2017. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Business Operations

As a result of our very limited cash resources, we were unable to prepare and timely file our periodic reports under the Exchange Act, commencing with our Annual Report on Form 10-K for the fiscal year ended September 30, 2016 and, other than maintaining our corporate status, we were dormant during the fiscal year ended September 30, 2017.

Although our business strategy was to seek suitable private company candidates for a business combination with us, we were unable to pursue this strategy during the fiscal year ended September 30, 2017 and, unless additional funds are obtained, we will not be able to pursue that strategy. Furthermore, unless and until we can obtain such additional financing, our operations will continue to be dormant and our ability to continue as a going concern is doubtful. There can be no assurance that we will be able to obtain any additional financing in the future, and if we are unable to receive sufficient additional financing to finance our operations upon acceptable terms.

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

	High	Low

Year Ended September 30, 2017:
First Quarter (10/1/16 to 12/31/16)	$0.00423	$0.00400
Second Quarter (1/1/17 to 3/31/17)	$0.00423	$0.00410
Third Quarter (4/1/17 to 6/30/17)	$0.00529	$0.00400
Fourth Quarter (7/1/17 to 9/30/17)	$0.00400	$0.00300

Year Ended September 30, 2016:
First Quarter (10/1/15 to 12/31/15)	$0.00300	$0.00220
Second Quarter (1/1/16 to 3/31/16)	$0.01500	$0.00230
Third Quarter (4/1/16 to 6/30/16)	$0.00600	$0.00320
Fourth Quarter (7/1/16 to 9/30/16)	$0.00470	$0.00350

The numbers of holders of record of our common shares on December 29, 2017 was approximately 71. On December 29, 2017, the last reported sale price of our common shares as quoted by the OTC Markets Group, Inc. on the pink sheets in the OTC Pink - No Information tier was $0.0025 per share.

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

Recent Sales of Unregistered Securities

We did not engage in any sales of unregistered securities during the fiscal year ended September 30, 2017.

Transfer Agent

The transfer agent and registrar for our common shares is Manhattan Transfer Registrar Co., whose address is 38B Sheep Pasture Road, Port Jefferson, New York 11777 and whose telephone number is 631-928-7655.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the operating results and financial condition of the Company for the fiscal years ended September 30, 2017 and 2016. The discussion and analysis set forth below is intended to assist you in understanding the financial condition and results of our operations and should be read in conjunction with our audited financial statements and the accompanying notes included elsewhere in this Form 10-K. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of various factors, including those discussed elsewhere in this Form 10-K.

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

Following the re-activation of our filing obligations, we attempted to seek to maximize shareholder value by searching for and identifying suitable potential target private companies or business partners for a business combination that met the Company’s strategic objectives. Although the Company had held preliminary discussions regarding potential business combinations transactions, the Company ultimately was unable to successfully identify a suitable candidate or negotiate the terms of any such business combination.

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

We have negative working capital, negative shareholders’ equity and have not earned any revenues from operations since the fiscal year ended September 30, 2011. Because we have had no revenues from operations and do not own any significant assets against which we can borrow funds, we historically had relied on funds furnished by Mr. Toomey, a principal shareholder, director and secretary of the Company, in exchange for issuances of our convertible debt securities in order to finance our operations following our Reporting Reactivation. However, Mr. Toomey previously advised the Company that he did not intend to provide the Company with any further loans or equity financing after September 30, 2016 if the Company was unable to enter into a letter of intent or receive a formal offer to engage in a bona fide business combination with a target company or business operation on or before such date.

However, due to our inability to satisfy the conditions for further financing established by Mr. Toomey, Mr. Toomey did not provide the Company with any further loans or equity financing to the Company after July 11, 2016 through the end of the fiscal year ended September 30, 2017, and he indicated that he had no current plans to provide any further financings unless he later determined that market conditions or the Company’s prospects have substantially improved. As a result, the Company had very limited remaining cash resources during the fiscal year ended September 30, 2017 and, other than maintaining its corporate status, the Company’s operations were dormant during the fiscal year ended September 30, 2017. Unless and until we are able to obtain additional financing, our operations will remain dormant and our ability to continue as a going concern is doubtful. There can be no assurance that we will be able to obtain any additional financing in the future, and if we are unable to receive sufficient additional financing to finance our operations upon acceptable terms, it is likely that our business would cease operations. See, however, “Subsequent Developments” below for an update on our ability to receive additional financings from Mr. Toomey commencing in 2020.

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

Results of Operations

Comparison of Years Ended September 30, 2017 and 2016

Revenues. Because we currently do not have any business operations, we have not had any revenues during our fiscal years ended September 30, 2017 and September 30, 2016.

General and Administrative Expenses. We had operating expenses of $6,633 and $135,412 for the fiscal years ended September 30, 2017 and 2016, respectively. These expenses during the fiscal year ended September 30, 2017 primarily consisted of payments associated with maintaining our corporate status. The decrease in such expenses for the fiscal year ended September 30, 2017 as compared to the fiscal year ended September 30, 2016 was due to the cessation of operations on or about September 30, 2016 as a result of our lack of available funds to continue operations and our inability to secure additional funding sources.

Net Income (Loss). We recognized a net loss of approximately $6,633 for the fiscal year ended September 30, 2017 as compared to net loss of approximately $135,412 for the fiscal year ended September 30, 2016. The decrease in net loss was directly attributable to the cessation of operations in the quarter ended September 30, 2016.

Liquidity and Capital Resources

As of September 30, 2017, we had limited available cash resources and we had a working capital deficit of approximately $195,649. Current liabilities decreased to $203,891 at September 30, 2017 from approximately $210,324 at September 30, 2016 primarily due to lower accounts payable. Total assets decreased to approximately $8,242 as of September 30, 2017 from approximately $21,308 at September 30, 2016 due to the use of cash to pay various costs associated with maintaining our corporate status.

We had no material commitments for capital expenditures as of September 30, 2017 and 2016.

Because we do not have any revenues from operations, absent a merger or other business combination with an operating company or a public or private sale of our equity or debt securities, the occurrence of either of which cannot be assured, we were dependent upon future loans or equity investments from our present shareholders or management to fund operating shortfalls and do not foresee a change in this situation in the immediate future. However, we were unable to raise capital or secure loans to finance for our operational needs during the fiscal year ended September 30, 2017. As a result, other than maintaining our corporate status, the Company’s operations were dormant during the fiscal year ended September 30, 2017. Unless and until we can obtain additional financing, our operations will continue to be dormant. Although we may seek external sources of financing, we have no specific plans, understandings or agreements with respect to any potential debt or equity financings and there can be no assurances that any additional financings will be available to us on satisfactory terms and conditions, if at all. Unless we can obtain additional financing, our ability to continue as a going concern is doubtful.

Subsequent Developments

As of our fiscal year ended September 30, 2016, the Company had been unsuccessful in its efforts to identify and engage in a business combination with a potential target company or business, had used all of its available cash, and was unable to secure any additional source of funds to finance its continued operations. As a result, the Company was unable to timely file its periodic reports under the Exchange Act, commencing with its Annual Report on Form 10-K for the fiscal year ended September 30, 2016 and, other than maintaining its corporate status, has been dormant from such date through May 2020.

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

In order for the Company to finance the preparation and filing of all of the Company’s delinquent Forms 10-K for filing with the Commission, Mr. Toomey made the following loans to the Company in aggregate amount of approximately $130,000 during the 2020 calendar year (referred to as the Toomey Loans):

•	On May 5, 2020, a loan of $5,000 in principal amount;
•	On October 19, 2020, a loan of $25,000 in principal amount; and
•	On December 21, 2020, a loan of $100,000 in principal amount.

The Toomwey Loans are evidenced by a consolidated promissory note, dated February 1, 2021, issued by the Company to Mr. Toomey (the “2021 Promissory Note”). The 2021 Promissory Note bears interest, commencing on the date of the loan, at an initial rate of 2% per annum and the note mature on December 31, 2023. The maturity date of the 2021 Promissory Notes will accelerate and be due and payable immediately upon any change of control, merger, or other business combination (as defined in the 2021 Promissory Note). If the maturity date is extended for any reason whatsoever (including in connection with an acceleration event), the 2021 Promissory Note will bear interest at a rate of 5% per annum, commencing on the date of any such extension. The 2021 Promissory Note is not convertible into our common shares.

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

In its report dated December 7, 2021, our auditors, Accell Audit & Compliance P.A., expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. We generated no operating revenues for the fiscal years ended September 30, 2017 and 2016, and at September 30, 2017 we had an accumulated stockholders’ deficit of approximately $215,649. Furthermore, at September 30, 2017 and 2016, we had a retained deficit of approximately $4,585,956, and $4,579,323, respectively, and a working capital deficit of approximately $195,649 at September 30, 2017. As a result of our working capital deficiency and anticipated operating costs for the next twelve months, we do not have sufficient funds available to sustain our operations for a reasonable period without additional financing. Our continuation as a going concern is therefore dependent upon future events, including our ability to raise additional capital and to generate positive cash flows.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Kingfish Holding Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Kingfish Holding Corporation (the Company) as of September 30, 2017 and 2016, and the related statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended September 30, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and negative operating cash flows since inception. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have served as the Company’s auditor since 2020.

Tampa, Florida

December 7, 2021

3001 N. Rocky Point Dr. East, Suite 200 ☐ Tampa, Florida 33607 ☐ 813.367.3527

KINGFISH HOLDING CORPORATION
BALANCE SHEETS SEPTEMBER 30, 2017 AND 2016

	2017	2016
ASSETS

Current assets:
Cash	$8,242	$21,308

Total Assets	$8,242	$21,308

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$109,512	$119,095
Accrued interest payable	4,379	1,229
Convertible notes payable to related party	90,000	90,000
Total Current Liabilities	203,891	210,324

Long term liabilities:
Rescission liability	20,000	20,000
Total Long Term Liabilities	20,000	20,000

Total Liabilities	223,891	230,324

Commitments and contingencies (Note 9)

Stockholders’ deficit:
Preferred stock, par $0.0001, 20,000,000 shares	-	-
authorized, 0 shares issued and outstanding at September 30, 2017 and 2016, respectively
Common stock, par $0.0001, 200,000,000 shares	12,094	12,094
authorized, 120,942,987 shares issued and outstanding at September 30, 2017 and 2016, respectively
Paid in capital	4,378,213	4,378,213
Retained deficit	(4,585,956)	(4,579,323)
Rescission liability	(20,000)	(20,000)
	(215,649)	(209,016)

Total Liabilities and Stockholders’ Deficit	$8,242	$21,308

The accompanying notes are an integral part of the financial statements

KINGFISH HOLDING CORPORATION
STATEMENTS OF OPERATIONS FOR THE YEARS ENDED SEPTEMBER 30, 2017 AND 2016

	2017	2016

Expenses:
Professional fees	$3,013	$113,656
Interest expense	3,470	11,378
Office supplies	-	59
Postage	-	24
Stock based compensation	-	9,200
Telephone	-	402
Taxes and licenses	150	693
General and Administrative Expenses	6,633	135,412

Net Income (Loss) Before Income Taxes	(6,633)	(135,412)

Provision for income taxes	-	-

Net Income (Loss)	$(6,633)	$(135,412)

Basic and diluted net income (loss) per share	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	120,942,987	119,532,987

The accompanying notes are an integral part of the financial statements

KINGFISH HOLDING CORPORATION
STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED SEPTEMBER 30, 2017 AND 2016

	2017	2016
Cash Flows From Operating Activities:
Net income (loss)	$(6,633)	$(135,412)
Adjustments to reconcile net income (loss) to net cash used by operations:
Stock based compensation	-	9,200
Changes in operating assets and liabilities:
Accounts payable	(9,583)	37,428
Accrued interest payable	3,150	10,719
Net Cash flows used by operating activities	(13,066)	(78,065)

Cash Flows From Financing Activities:

Proceeds from note payable to related party	-	90,000
Net Cash flows from financing activities	-	90,000

Net Increase (Decrease) in Cash	(13,066)	11,935

Cash at the beginning of year	21,308	9,373

Cash at the end of the year	$8,242	$21,308

Non-cash transaction disclosures:
Conversion of notes payable and accrued interest	$-	$239,490

The accompanying notes are an integral part of the financial statements

KINGFISH HOLDING CORPORATION
SEPTEMBER 30, 2017 AND 2016 STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock		Common Stock	Paid In	Rescission	Retained
	Shares	Par $0.0001	Payable	Capital	Liability	Deficit	Total

Balance, September 30, 2015	116,712,987	$11,672	$-	$4,129,945	$(20,000)	$(4,443,911)	$(322,294)

Common stock issued for services	4,000,000	400	-	8,800	-	-	9,200

Conversion of related party notes payable	230,000	22	-	239,468	-	-	239,490

Net Loss	-	-	-	-	-	(135,412)	(135,412)

Balance September 30, 2016	120,942,987	12,094	-	4,378,213	(20,000)	(4,579,323)	(209,016)

Net Loss	-	-	-	-	-	(6,633)	(6,633)

Balance, September 30, 2017	120,942,987	$12,094	$-	$4,378,213	$(20,000)	$(4,585,956)	$(215,649)

The accompanying notes are an integral part of the financial statements

KINGFISH HOLDING CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND 2016

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

The Company discontinued operations in 2009, sold our last subsidiary in May 2010, and effected a change in management and control at the same time. As part of this transition, old management took possession of the majority of the accounting and corporate records. Prior to terminating the registration of its common stock under Section 12 of the Exchange Act and the suspension of its reporting obligations under Section 15(d) of the Exchange Act, the Company’s last annual report Form 10-KSB for the year ended September 30, 2008 was filed with the Securities and Exchange Commission (“SEC”) on December 29, 2008 and the Company’s last quarterly report Form 10-Q for the period ended June 30, 2009 was filed with the SEC on August 19, 2009.

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

Basis of presentation:

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), and pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the years ended September 30, 2017 and 2016.

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

2.	Summary of Significant Accounting Policies (continued):

Cash:

Cash is maintained at a financial institution and, at times, balance may exceed federally insured limits. We have never experienced any losses related to the balance. Currently, the FDIC provides insurance coverage up to $250,000 per depositor at each financial institution and our cash balance did not exceed such coverage on September 30, 2017.

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

The Company gives effect to these dilutive securities using the If-Converted-Method. At September 30, 2017 and 2016, convertible notes payable to related party of $90,000 can potentially convert into 90,000 shares of common stock. Interest expense related to the convertible notes was immaterial. These shares have been excluded from the diluted net loss per share calculations because the effect of including them would be anti-dilutive, at September 30, 2017 and 2016.

3.	Going Concern:

As reflected in the Company’s financial statements, the Company has a retained deficit of $4,585,956 and $4,579,323 as of September 30, 2017 and 2016, respectively. The Company used cash of $13,066 and $78,065 in operating activities during the years ended September 30, 2017 and 2016, respectively. The Company has a working capital deficiency of $195,649 at September 30, 2017 that is insufficient in management’s view to sustain current levels of operations for a reasonable period without additional financing. These trends and conditions continue to raise substantial doubt surrounding the Company’s ability to continue as a going concern for a reasonable period. Ultimately, the Company’s ability to continue as a going concern is dependent upon management’s ability to continue to curtail current operating expense and obtain additional financing to augment working capital requirements and support acquisition plans. There can be no assurance that management will be successful in achieving these objectives or obtain financing under terms and conditions that are suitable. The accompanying financial statements do not include any adjustments associated with these uncertainties.

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

The Company is authorized to issue up to 20,000,000 shares of Preferred Stock with designations, rights and preferences determined from time to time by our Board of Directors. Accordingly, our Board of Directors is empowered, without shareholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our Common Stock. The terms of the preferred stock have not been approved. As of September 30, 2017 and 2016, there was no Preferred Stock issued and outstanding.

6.	Income Taxes:

The Company’s provision (benefit) for income taxes was as follows:

	9/30/2017	9/30/2016
Current
Federal	$-	$-
State	-	-
Foreign	-	-
	-	-
Deferred
Federal	(1,990)	(40,465)
State	(265)	(5,575)
Total	$(2,255)	$(46,040)

6.	Income Taxes (continued):

The income tax provision differs from the amount of tax determined by applying the Federal statutory rate as follows:

	9/30/2017	9/30/2016
Income tax provision at statutory rate:	$(2,255)	$(46,040)
Increase (decrease) in income tax due to:
Change in Valuation Allowance	2,255	46,040
	$-	$-

Net deferred tax assets and liabilities were comprised of the following:

	9/30/2017	9/30/2016
Long-term deferred tax assets (liabilities)
Net Operating Loss	$585,240	$582,985
Valuation Allowance	(585,240)	(582,985)
	$-	$-

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

On November 20, 2009, the Company issued 2,000,000 shares of its common stock to pay for services valued at $20,000. The issuance of these shares was declared invalid by the court since they were issued by prior management who did not have the authority to do so since they were validly removed on November 16, 2009. These shares remained outstanding at September 30, 2017 and will be returned to the Company’s transfer agent upon locating the holder of these shares.

8.	Recent Accounting Pronouncement:

Recent pronouncements issued by the Accounting Standards Board (“FASB”), the American institute of Certified Public Accountants (“AICPA”) and the SEC did not have a material impact on the Company’s present or future financial statements.

9.	Commitments and Contingencies:

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, “Contingencies”. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of September 30, 2017 and 2016, the Company is not aware of any contingent liabilities that should be reflected in the financial statements.

10.	Subsequent Events:

In accordance with SFAS 165 (ASC 855), Subsequent Events the Company has analyzed it operations subsequent to September 30, 2017 through the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2017 as required by the Securities Exchange Act of 1934 Rule 15d-15(c). In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) based on the framework in its “Internal Control-Integrated Framework (2013 Framework).”

Based on our evaluation, management concluded that our internal control over financial reporting was not effective as of September 30, 2017 because of material weaknesses in our internal control over financial reporting. A material weakness is a control deficiency or combination of deficiencies in internal control, such that there is a reasonable possibility that a material misstatement of the entity’s financial statements will not be prevented or detected and corrected on a timely basis. Our management concluded that the Company has several material weaknesses in our internal control over financial reporting because of inadequate segregation of duties over authorization due to the lack of employees for this purpose, lack of sufficient documentation concerning our review, risk assessment, and recording of transactions, as well as the financial reporting of such transactions.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The directors and executive officers of the Company, their ages, and positions with the Company as of September 30, 2017 are set forth below.

Name	Age	Position with Company

Ted Sparling	54	Director, President and Chief Executive Officer

James K. Toomey	52	Director and Secretary

James M. La Manna	52	Director and Chief Financial Officer

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

Compensation Committee. The Compensation Committee is comprised solely of Mr. Toomey, and it did not hold any meetings during fiscal year ended September 30, 2017. The Compensation Committee does not have a charter. However, principal responsibilities of this committee are to review and make recommendations to the Board of Directors concerning the compensation of officers of the Company, to provide input and make recommendations to the Board on individuals elected to be executive officers of the Company, to review and make recommendations with respect to the Company’s existing and proposed compensation and bonus plans, and to serve as the committee responsible for administering the Company’s existing compensation and benefits plans. In addition, this committee also is responsible for evaluating and recommending compensation to be paid to our directors, including retainers, fees, benefits and perquisites. The sole member of this Committee is not independent within the meaning of the listing standards of the Nasdaq Rule 5605(a)(2)(A).

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

Compliance with Section 16 of the Exchange Act

The completion of our Reactivation Actions in the 2015 fiscal year resulted in the reactivation of the Company’s reporting obligations solely under Section 15(d) of the Exchange Act which had been suspended since 2011. Accordingly, the Company’s securities are not registered under Section 12 of the Exchange Act and, as a result, the reporting obligations of Section 16 of the Exchange Act do not apply to the Company.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

The Company did not pay any officer or any other person any compensation for the fiscal years ended September 30, 2017 and 2016, and none of our executive officers has an employment agreement with the Company. Furthermore, as of September 30, 2017, the none of our executive officers have any outstanding equity awards in his capacity as an employee with respect to the Company’s common shares.

Director Compensation

None of the Company’s directors received any cash compensation, equity awards, or other non-cash compensation or other arrangements for services provided in their capacity as directors for the fiscal year ended September 30, 2017.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Company’s outstanding common shares as of December 29, 2017 by: (a) each person known by us to beneficially own 5% or more of the Company’s common shares, (b) each director of the Company and each executive officer of the Company, and (c) all directors and executive officers of the Company as a group. Except as otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all of the common shares owned by them.

Name of Beneficial Owner	Current Beneficial Ownership
	Number (1)	Percentage (2)
Directors and Executive Officers

James K. Toomey (3)	84,820,303	70.08%
Ted Sparling	3,719,668	3.08%
James M. La Manna	2,000,000	1.66%
All directors and executive officers as a group (3 persons)(4)	90,539,971	74.80%

_____________

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

(3)

Includes (a) 5,010,975 common shares held jointly by Mr. Toomey and his spouse over which he has shared voting and investment powers, and (b) 710,600 common shares owned by Tectonics, Inc., a family-owned corporation in which Mr. Toomey and his spouse own 38.52% of the outstanding equity interests and for which Mr. Toomey serves as a director and his spouse serves as the president, and by reason thereof Mr. Toomey may be deemed to be the beneficial owner of such shares. This also includes 95,166 shares that may be issued upon conversion of convertible promissory notes in principal aggregate amount of $90,000 issued pursuant to loan advances made in December 2015, March 2016, July 2016, and September 2016 (“Convertible Notes”), including the shares issuable with respect to the accrued interest thereon. All of the Convertible Notes are currently convertible at a conversion price of $1.00 per share. Mr. Toomey’s address is 800 Morgan-Johnson Road, Bradenton, FL 34208.

(4)

Includes 95,166 shares that may be issued upon conversion of outstanding convertible promissory notes in principal aggregate amount of $90,000 (including shares issuable with respect to the accrued interest thereon).

Equity Compensation Plans

During the fiscal year ended September 30, 2017, we did not have any equity incentive or other equity awards plans in which any director, officer, consultant, or employee of our Company was able to participate. During the fiscal year ended September 30, 2017, no individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs were made to our directors or executive officers and, as of September 30, 2017, none of our directors or our executive offices have been granted, or held, any stock options or other equity award to acquire any of our capital stock.

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

Under such definition, as of September 30, 2017, none of our directors could be classified as independent. Each of our directors are considered a non-independent director because of their appointment as executive officers of the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Accell Audit & Compliance P.A., an independent registered public accounting firm (referred to as Accell), was engaged in 2020 to audit the Company’s financial statements for each of the fiscal years ended September 30, 2016, 2017, 2018, 2019, and 2020. Accordingly, Accell has audited the Company’s financial statements for the fiscal years ended September 30, 2017 and 2016 set forth in this Form 10-K.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents are filed as part of this report:

(1)	Financial Statements: See “Item 8. Financial Statements and Supplementary Data” herein.

(2)	The following Financial Statement Schedules are included herein:

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

4.4

Convertible Promissory Note No.17 in favor of James K. Toomey in principal amount of $20,000 for September 19, 2016 loan, incorporated herein by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016, filed with the Commission on March 1, 2022.

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

32

10.4

Convertible Promissory Note Purchase Agreement, effective as of September 19, 2016, by and between Kingfish Holding Corporation and James K. Toomey for September 19, 2016 loan, incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016, filed with the Commission on March 1, 2022.

10.5

Promissory Note, dated February 1, 2021 in favor of James K. Toomey in the principal amount of $130,000, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 28, 2022.

31.1*

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(a)), with respect to the registrant’s Annual Report on Form 10-K for the year ended September 30, 2017.

31.2*

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(a)), with respect to the registrant’s Annual Report on Form 10-K for the year ended September 30, 2017.

32.1*	Certificate of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(b)).

32.2*	Certificate of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(b)).

101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Signature	Title	Date

/s/ Ted Sparling	President, Chief Executive Officer, and Director	February 17, 2022
Ted Sparling	(Principal Executive Officer)

/s/ James K. Toomey	Director	February 17, 2022
James K. Toomey

/s/ James M. La Manna	Director and Chief Financial Officer	February 17, 2022
James M. La Manna	(Principal Financial Officer)

