Form 10-K
period 2018-09-30
Kingfish Holding Corp
filed 2022-03-01
CIK 1374881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐     No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer,” “large accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of March 30, 2018, which was the last business day of the registrant's completed second fiscal quarter for the reported fiscal year, the aggregate market value of the registrant's common shares held by non-affiliates was approximately $72,721 (as quoted by the OTC Markets Group, Inc. on the pink sheets in their OTC Pink - No Information tier on such date).

As of December 29, 2018, the number of issued and outstanding common shares of the registrant was 120,942,987.

Documents Incorporated By Reference: None

KINGFISH HOLDING CORPORATION

ANNUAL REPORT ON FORM 10-K

For The

Fiscal Year Ended September 30, 2018

EXPLANATORY NOTE

Kingfish Holding Corporation is filing this Annual Report on Form 10-K for the fiscal year ended on September 30, 2018 (this “Annual Report” or this “Form 10-K”) as part of its effort to become current in its filing obligations under the Securities Exchange Act of 1934 (the “Exchange Act”). We have been delinquent in our filings with the Securities and Exchange Commission (the “Commission”) since the filing of our quarterly report on Form 10-Q for the quarter ended June 30, 2016. This Annual Report is being filed with all of our delinquent reports on Forms 10-K that we were required to file with the Commission since June 30, 2016.

This Annual Report includes our audited statements for the fiscal year ended September 30, 2018 (“2018 Fiscal Year”), provides disclosures relating to the 2018 Fiscal Year, and includes information as of the filing date of this Annual Report in the Sections “Item 1. BUSINESS – Recent Activities,” “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Subsequent Developments,” and elsewhere as appropriate.  However, any exhibits relating to matters occurring after the 2018 Fiscal Year will be included in the reports in which they would otherwise have been furnished if such report had been timely filed with the Commission by Kingfish Holding Corporation.

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

All written or oral forward-looking statements that are made or attributable to us are expressly qualified in their entirety by this cautionary notice.  The forward-looking statements included herein are only made as of the date of this Annual Report on Form 10-K for the fiscal year ended September 30, 2018.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

During the fiscal year ended September 30, 2010, the Company defaulted on its loan agreements with AMI Holdings, Inc., a corporation controlled by James K. Toomey, a shareholder, officer and director of the Company (“Mr. Toomey”), and certain of his relatives ("AMI"), and on May 24, 2010, AMI foreclosed on and took possession of all of the Company’s then-existing operating entities.  In addition, in order settle an indebtedness with Gary E. King, a former officer and director of the Company, and with Kenneth Craig, the Company’s then-President, on May 24, 2010, the Company sold its remaining assets to an entity affiliated with Mr. King.  Following the foreclosure and this sale of assets, the Company no longer held any operating entities and was not engaged in any business operations.

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

Business Operations

As a result of our very limited cash resources, we were unable to prepare and timely file our periodic reports under the Exchange Act, commencing with our Annual Report on Form 10-K for the fiscal year ended September 30, 2016 and, other than maintaining our corporate status, we were dormant during the fiscal year ended September 30, 2018.

Although our business strategy was to seek suitable private company candidates for a business combination with us, we were unable to pursue this strategy during the fiscal year ended September 30, 2018 and, unless additional funds are obtained, we will not be able to pursue that strategy.  Furthermore, unless and until we can obtain such additional financing, our operations will continue to be dormant and our ability to continue as a going concern is doubtful. There can be no assurance that we will be able to obtain any additional financing in the future, and if we are unable to receive sufficient additional financing to finance our operations upon acceptable terms.

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

The Renovo Group has incurred indebtedness of approximately $6.1 million in connection with its business operations and land holdings, consisting primarily of the construction costs incurred in connection with its newly constructed facilities. In order for a business combination with the Renovo Group to be feasible, the Company and Renovo would need to simultaneously raise approximately $12,500,000 in equity financing (“Equity Financing”) at the time of any such potential business combination in order (a) to repay the Company’s outstanding indebtedness owed to Mr. Toomey, (b) to pay the costs associated with any business combination transaction and Equity Financing, and (c) for the Renovo Group to repay its outstanding debt obligations, to pay its operating expenses until such expenses can be paid from operating income, to finance the completion of the permitting and improvements needed on its operational site, and to permit it to take advantage of operational opportunities in its local community. Accordingly, if the Company were to pursue a business combination with the Renovo Group under such circumstances, it would likely require as a condition to any such business combination that the necessary Equity Financing be firmly committed and made available at the time of the consummation of such business combination.  In the event that the Renovo Group is unable to commit to timely raising such Equity Financing, the Company would have no interest in pursuing a business combination transaction with the Renovo Group. Although we have commenced negotiations with the Renovo Group, we have not entered into a letter of intent or other undertaking with the Renovo Group for a business combination and no source of Equity Financing has been secured or is in the process of negotiations at this time.  In view of the number of significant uncertainties surrounding a possible transaction, there is no assurance that the Company and the Renovo Group will reach any agreement with respect toa  business combination and, if so, that they will be able to secure the Equity Financing necessary to consummation of such a transaction.

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

	High	Low

Year Ended September 30, 2018:
First Quarter (10/1/17 to 12/31/17)	$0.01030	$0.00220
Second Quarter (1/1/18 to 3/31/18)	$0.00300	$0.00240
Third Quarter (4/1/18 to 6/30/18)	$0.00240	$0.00240
Fourth Quarter (7/1/18 to 9/30/18)	$0.00240	$0.00240

Year Ended September 30, 2017:
First Quarter (10/1/16 to 12/31/16)	$0.00423	$0.00400
Second Quarter (1/1/17 to 3/31/17)	$0.00423	$0.00410
Third Quarter (4/1/17 to 6/30/17)	$0.00529	$0.00400
Fourth Quarter (7/1/17 to 9/30/17)	$0.00400	$0.00300

The numbers of holders of record of our common shares on December 31, 2018 was approximately 71.  On December 31, 2018, the last reported sale price of our common shares as quoted by the OTC Markets Group, Inc. on the pink sheets in the OTC Pink - No Information tier was $0.0026 per share.

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

Impact of Penny Stock Designation. Our common shares are designated as a “penny stock” under the Exchange Act, and the Commission has adopted rules which regulate broker-dealer practices in connection with transactions in “penny stocks” (Rules 15g-2 through l5g-6 of the Exchange Act, which are referred to as the “penny stock rules”).  Penny stocks generally are any non-Nasdaq equity securities with a price of less than $5.00, subject to certain exceptions.  The penny stock rules require a broker - dealer to: (a) deliver a standardized risk disclosure document established under the penny stock rules, (b) provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the customer’s account, (c)  make a special written determination that the penny stock is a suitable investment for the purchaser, and (d) receive the purchaser’s written agreement to the transaction. These disclosure and other requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a stock that is subject to the penny stock rules. Since our common shares are subject to the penny stock rules, persons holding or receiving such shares may find it more difficult to sell their shares. The market liquidity for the shares could be severely and adversely affected by limiting the ability of broker-dealers to sell the shares and the ability of shareholders to sell their stock in any secondary market.

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

Recent Sales of Unregistered Securities

We did not engage in any sales of unregistered securities during the fiscal year ended September 30, 2018.

Transfer Agent

The transfer agent and registrar for our common shares is Manhattan Transfer Registrar Co., whose address is 38B Sheep Pasture Road, Port Jefferson, New York 11777 and whose telephone number is 631-928-7655.

ITEM 6. Reserved

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the operating results and financial condition of the Company for the fiscal years ended September 30, 2018 and 2017.  The discussion and analysis set forth below is intended to assist you in understanding the financial condition and results of our operations and should be read in conjunction with our audited financial statements and the accompanying notes included elsewhere in this Form 10-K. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of various factors, including those discussed elsewhere in this Form 10-K.

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

However, due to our inability to satisfy the conditions for further financing established by Mr. Toomey, Mr. Toomey did not provide the Company with any further loans or equity financing to the Company after July 11, 2016 through the end of the fiscal year ended September 30, 2018, and he indicated that he had no current plans to provide any further financings unless he later determined that market conditions or the Company’s prospects have substantially improved. As a result, the Company had very limited remaining cash resources during the fiscal year ended September 30, 2018 and, other than maintaining its corporate status, the Company’s operations were dormant during the fiscal year ended September 30, 2018. Unless and until we are able to obtain additional financing, our operations will remain dormant and our ability to continue as a going concern is doubtful. There can be no assurance that we will be able to obtain any additional financing in the future, and if we are unable to receive sufficient additional financing to finance our operations upon acceptable terms, it is likely that our business would cease operations. See, however, “Subsequent Developments” below for an update on our ability to receive additional financings from Mr. Toomey commencing in 2020.

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

Results of Operations

Comparison of Years Ended September 30, 2018 and 2017

Revenues. Because we currently do not have any business operations, we have not had any revenues during our fiscal years ended September 30, 2018 and September 30, 2017.

General and Administrative Expenses. We had operating expenses of $6,375 and $6,633 for the fiscal years ended September 30, 2018 and 2017, respectively. These expenses during the fiscal years ended September 30, 2018 and 2017 primarily consisted of payments associated with maintaining our corporate status. The decrease in such expenses for the fiscal year ended September 30, 2018 as compared to the fiscal year ended September 30, 2017 was due the reduction in the fees payable to maintain our corporate status during the current fiscal year.

Net Income (Loss). We recognized a net loss of approximately $6,375 for the fiscal year ended September 30, 2018 as compared to net loss of approximately $6,633 for the fiscal year ended September 30, 2017.  The decrease in net loss was due the reduction in the fees payable to maintain our corporate status during the current fiscal year.

Liquidity and Capital Resources

As of September 30, 2018, we had limited available cash resources and at September 30, 2018, we had a working capital deficit of approximately $202,024. Our current liabilities were approximately $207,041 at September 30, 2018 and $203,891 at September 30, 2017.  Total assets decreased to approximately $5,017 as of September 30, 2018 from approximately $8,242 at September 30, 2017 due to the use of cash to pay various costs associated with maintaining our corporate status.

We had no material commitments for capital expenditures as of September 30, 2018 and 2017.

Because we do not have any revenues from operations, absent a merger or other business combination with an operating company or a public or private sale of our equity or debt securities, the occurrence of either of which cannot be assured, we were dependent upon future loans or equity investments from our present shareholders or management to fund operating shortfalls and do not foresee a change in this situation in the immediate future.  However, we were unable to raise capital or secure loans to finance for our operational needs during the fiscal year ended September 30, 2018. As a result, other than maintaining our corporate status, the Company’s operations were dormant during the fiscal year ended September 30, 2018. Unless and until we can obtain additional financing, our operations will continue to be dormant. Although we may seek external sources of financing, we have no specific plans, understandings or agreements with respect to any potential debt or equity financings and there can be no assurances that any additional financings will be available to us on satisfactory terms and conditions, if at all. Unless we can obtain additional financing, our ability to continue as a going concern is doubtful.

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

In its report dated December 7, 2021, our auditors, Accell Audit & Compliance P.A., expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. We generated no operating revenues for the fiscal years ended September 30, 2018 and 2017, and at September 30, 2018 we had an accumulated stockholders’ deficit of approximately $222,024. Furthermore, at September 30, 2018 and 2017, we had a retained deficit of approximately $4,592,331, and $4,585,956, respectively, and a working capital deficit of approximately $202,024 at September 30, 2018. As a result of our working capital deficiency and anticipated operating costs for the next twelve months, we do not have sufficient funds available to sustain our operations for a reasonable period without additional financing.  Our continuation as a going concern is therefore dependent upon future events, including our ability to raise additional capital and to generate positive cash flows.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Kingfish Holding Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Kingfish Holding Corporation (the Company) as of September 30, 2018 and 2017, and the related statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended September 30, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Tampa, Florida

December 7, 2021

3001 N. Rocky Point Dr. East, Suite 200 ☐ Tampa, Florida 33607 ☐ 813.367.3527

KINGFISH HOLDING CORPORATION
BALANCE SHEETS SEPTEMBER 30, 2018 AND 2017

	2018	2017
ASSETS

Current assets:
Cash	$5,017	$8,242

Total Assets	$5,017	$8,242

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$109,512	$109,512
Accrued interest payable	7,529	4,379
Convertible notes payable to related party	90,000	90,000
Total Current Liabilities	207,041	203,891

Long term liabilities:
Rescission liability	20,000	20,000
Total Long Term Liabilities	20,000	20,000

Total Liabilities	227,041	223,891

Commitments and contingencies (Note 9)

Stockholders' deficit:
Preferred stock, par $0.0001, 20,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2018 and 2017, respectively	-	-
Common stock, par $0.0001, 200,000,000 shares authorized, 120,942,987 shares issued and outstanding at September 30, 2018 and 2017, respectively	12,094	12,094
Paid in capital	4,378,213	4,378,213
Retained deficit	(4,592,331)	(4,585,956)
Rescission liability	(20,000)	(20,000)
	(222,024)	(215,649)

Total Liabilities and Stockholders' Deficit	$5,017	$8,242

The accompanying notes are an integral part of the financial statements

KINGFISH HOLDING CORPORATION
STATEMENTS OF OPERATIONS FOR THE YEARS ENDED SEPTEMBER 30, 2018 AND 2017

	2018	2017

Expenses:
Professional fees	$3,075	$3,013
Interest expense	3,150	3,470
Taxes and licenses	150	150
General and Administrative Expenses	6,375	6,633

Net Income (Loss) Before Income Taxes	(6,375)	(6,633)

Provision for income taxes	-	-

Net Income (Loss)	$(6,375)	$(6,633)

Basic and diluted net income (loss) per share	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	120,942,987	120,942,987

The accompanying notes are an integral part of the financial statements

KINGFISH HOLDING CORPORATION
STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED SEPTEMBER 30, 2018 AND 2017

	2018	2017
Cash Flows From Operating Activities:
Net income (loss)	$(6,375)	$(6,633)
Adjustments to reconcile net income (loss) to net cash used by operations:
Changes in operating assets and liabilities:
Accounts payable	-	(9,583)
Accrued interest payable	3,150	3,150
Net Cash flows used by operating activities	(3,225)	(13,066)

Net Increase (Decrease) in Cash	(3,225)	(13,066)

Cash at the beginning of year	8,242	21,308

Cash at the end of the year	$5,017	$8,242

The accompanying notes are an integral part of the financial statements

KINGFISH HOLDING CORPORATION
SEPTEMBER 30, 2018 AND 2017 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Common Stock		Common
	Shares	Par $0.0001	Stock Payable	Paid In Capital	Rescission Liability	Retained Deficit	Total

Balance, September 30, 2016	120,942,987	$12,094	$-	$4,378,213	$(20,000)	$(4,579,323)	$(209,016)

Net Loss	-	-	-	-	-	(6,633)	(6,633)

Balance September 30, 2017	120,942,987	12,094	-	4,378,213	(20,000)	(4,585,956)	(215,649)

Net Loss	-	-	-	-	-	(6,375)	(6,375)

Balance, September 30, 2018	120,942,987	$12,094	$-	$4,378,213	$(20,000)	$(4,592,331)	$(222,024)

The accompanying notes are an integral part of the financial statements

KINGFISH HOLDING CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017

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

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), and pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the years ended September 30, 2018 and 2017.

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

Cash:

Cash is maintained at a financial institution and, at times, balance may exceed federally insured limits. We have never experienced any losses related to the balance. Currently, the FDIC provides insurance coverage up to $250,000 per depositor at each financial institution and our cash balance did not exceed such coverage on September 30, 2018.

2.	Summary of Significant Accounting Policies (continued):

For purpose our statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash.

Fair Value of Financial Instruments:

The carrying amounts of cash and current liabilities approximate fair value because of the short maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. Management does not hold or issue financial instruments for trading purposes, nor do the Company utilize derivative instruments in the management of the Company's foreign exchange, commodity price or interest rate market risks.

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

Revenue Recognition:

The Company's revenues from contracts with customers may be recognized when services are completed or as they are rendered, although contracts are generally short-term by nature. Services provided over a period of time are typically transferred to customers evenly over the term of the contracts and the corresponding revenue is recognized as services are provided. Payment terms vary by services offered, and the timing between completion of performance obligations and payment is typically not significant.

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

The Company gives effect to these dilutive securities using the If-Converted-Method. At September 30, 2018, and 2017 convertible notes payable to related party of $90,000 can potentially convert into 90,000 shares of common stock.  Interest expense related to the convertible notes was immaterial.  These shares have been excluded from the diluted net loss per share calculations because the effect of including them would be anti-dilutive, at September 30, 2018 and 2017.

3.	Going Concern:

As reflected in the Company’s financial statements, the Company has a retained deficit of $4,592,331 and $4,585,956 as of September 30, 2018 and 2017, respectively. The Company used cash of $3,225 and $13,066 in operating activities during the years ended September 30, 2018 and 2017, respectively. The Company has a working capital deficiency of $202,024 at September 30, 2018 that is insufficient in management‘s view to sustain current levels of operations for a reasonable period without additional financing. These trends and conditions continue to raise substantial doubt surrounding the Company’s ability to continue as a going concern for a reasonable period. Ultimately, the Company’s ability to continue as a going concern is dependent upon management’s ability to continue to curtail current operating expense and obtain additional financing to augment working capital requirements and support acquisition plans. There can be no assurance that management will be successful in achieving these objectives or obtain financing under terms and conditions that are suitable. The accompanying financial statements do not include any adjustments associated with these uncertainties.

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

The Company is authorized to issue up to 20,000,000 shares of Preferred Stock with designations, rights and preferences determined from time to time by our Board of Directors. Accordingly, our Board of Directors is empowered, without shareholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our Common Stock. The terms of the preferred stock have not been approved.  As of September 30, 2018 and 2017, there was no Preferred Stock issued and outstanding.

6.	Income Taxes:

The Company's provision (benefit) for income taxes was as follows:
	9/30/2018	9/30/2017
Current
Federal	$-	$-
State	-	-
Foreign	-	-
	-	-
Deferred
Federal	(1,905)	(1,990)
State	(263)	(265)

Total	$(2,168)	$(2,255)

The income tax provision differs from the amount of tax determined by applying the Federal statutory rate as follows:

	9/30/2018	9/30/2017
Income tax provision at statutory rate:	$(2,168)	$(2,255)
Increase (decrease) in income tax due to:
Change in Valuation Allowance	2,168	2,255
	$-	$-

Net deferred tax assets and liabilities were comprised of the following:

	9/30/2018	9/30/2017
Long-term deferred tax assets (liabilities)
Net Operating Loss	$587,408	$585,240
Valuation Allowance	(587,408)	(585,240)
	$-	$-

6.	Income Taxes (continued):

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

The Company’s earliest tax year remains subject to examination by all tax jurisdictions was September 30, 2015.

7.	Rescission Liability:

On November 20, 2009, the Company issued 2,000,000 shares of its common stock to pay for services valued at $20,000.  The issuance of these shares was declared invalid by the court since they were issued by prior management who did not have the authority to do so since they were validly removed on November 16, 2009.  These shares remained outstanding at September 30, 2018 and will be returned to the Company’s transfer agent upon locating the holder of these shares.

8.	Recent Accounting Pronouncement:

Recent pronouncements issued by the Accounting Standards Board (“FASB”), the American institute of Certified Public Accountants (“AICPA”) and the SEC did not have a material impact on the Company’s present or future financial statements.

9.	Commitments and Contingencies:

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, “Contingencies”. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of September 30, 2018 and 2017, the Company is not aware of any contingent liabilities that should be reflected in the financial statements.

10.	Subsequent Events:

In accordance with SFAS 165 (ASC 855), Subsequent Events the Company has analyzed it operations subsequent to September 30, 2018 through the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2018 as required by the Securities Exchange Act of 1934 Rule 15d-15(c). In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) based on the framework in its “Internal Control-Integrated Framework (2013 Framework).”

Based on our evaluation, management concluded that our internal control over financial reporting was not effective as of September 30, 2018 because of material weaknesses in our internal control over financial reporting. A material weakness is a control deficiency or combination of deficiencies in internal control, such that there is a reasonable possibility that a material misstatement of the entity’s financial statements will not be prevented or detected and corrected on a timely basis. Our management concluded that the Company has several material weaknesses in our internal control over financial reporting because of inadequate segregation of duties over authorization due to the lack of employees for this purpose, lack of sufficient documentation concerning our review, risk assessment, and recording of transactions, as well as the financial reporting of such transactions.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The directors and executive officers of the Company, their ages, and positions with the Company as of September 30, 2018 are set forth below.

Name	Age	Position with Company

Ted Sparling	55	Director, President and Chief Executive Officer

James K. Toomey	53	Director and Secretary

James M. La Manna	53	Director and Chief Financial Officer

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

Compensation Committee.  The Compensation Committee is comprised solely of Mr. Toomey, and it did not hold any meetings during fiscal year ended September 30, 2018. The Compensation Committee does not have a charter.  However, principal responsibilities of this committee are to review and make recommendations to the Board of Directors concerning the compensation of officers of the Company, to provide input and make recommendations to the Board on individuals elected to be executive officers of the Company, to review and make recommendations with respect to the Company’s existing and proposed compensation and bonus plans, and to serve as the committee responsible for administering the Company’s existing compensation and benefits plans. In addition, this committee also is responsible for evaluating and recommending compensation to be paid to our directors, including retainers, fees, benefits and perquisites.  The sole member of this Committee is not independent within the meaning of the listing standards of the Nasdaq Rule 5605(a)(2)(A).

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

The Company did not pay any officer or any other person any compensation for the fiscal years ended September 30, 2018 and 2017, and none of our executive officers has an employment agreement with the Company. Furthermore, as of September 30, 2018, the none of our executive officers have any outstanding equity awards in his capacity as an employee with respect to the Company’s common shares.

Director Compensation

None of the Company’s directors received any cash compensation, equity awards, or other non-cash compensation or other arrangements for services provided in their capacity as directors for the fiscal year ended September 30, 2018.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Company’s outstanding common shares as of December 31, 2018 by: (a) each person known by us to beneficially own 5% or more of the Company’s common shares, (b) each director of the Company and each executive officer of the Company, and (c) all directors and executive officers of the Company as a group.  Except as otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all of the common shares owned by them.

Name of Beneficial Owner	Current Beneficial Ownership
Directors and Executive Officers	Number (1)	Percentage (2)
James K. Toomey (3)	84,8234534	70.08%
Ted Sparling	3,719,668	3.08%
James M. La Manna	2,000,000	1.66%
All directors and executive officers as a group (3 persons)(4)	90,543,121	74.80%

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

(3)

Includes (a) 5,010,975 common shares held jointly by Mr. Toomey and his spouse over which he has shared voting and investment powers, and (b) 710,600 common shares owned by Tectonics, Inc., a family-owned corporation in which Mr. Toomey and his spouse own 38.52% of the outstanding equity interests and for which Mr. Toomey serves as a director and his spouse serves as the president, and by reason thereof Mr. Toomey may be deemed to be the beneficial owner of such shares. This also includes 98,316 shares that may be issued upon conversion of convertible promissory notes in principal aggregate amount of $90,000 issued pursuant to loan advances made in December 2015, March 2016, July 2016, and September 2016 (“Convertible Notes”), including the shares issuable with respect to the accrued interest thereon. All of the Convertible Notes are currently convertible at a conversion price of $1.00 per share. Mr. Toomey’s address is 800 Morgan-Johnson Road, Bradenton, FL 34208.

(4)

Includes 98,316 shares that may be issued upon conversion of outstanding convertible promissory notes in principal aggregate amount of $90,000 (including shares issuable with respect to the accrued interest thereon).

Equity Compensation Plans

During the fiscal year ended September 30, 2018, we did not have any equity incentive or other equity awards plans in which any director, officer, consultant, or employee of our Company was able to participate. During the fiscal year ended September 30, 2018, no individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs were made to our directors or executive officers and, as of September 30, 2018, none of our directors or our executive offices have been granted, or held, any stock options or other equity award to acquire any of our capital stock.

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

Under such definition, as of September 30, 2018, none of our directors could be classified as independent.  Each of our directors are considered a non-independent director because of their appointment as executive officers of the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Accell Audit & Compliance P.A., an independent registered public accounting firm (referred to as Accell), was engaged in 2020 to audit the Company’s financial statements for each of the fiscal years ended September 30, 2016, 2017, 2018, 2019, and 2020. Accordingly, Accell has audited the Company’s financial statements for the fiscal years ended September 30, 2018 and 2017 set forth in this Form 10-K.

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

31.1 *

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(a)), with respect to the registrant’s Annual Report on Form 10-K for the year ended September 30, 2018.

31.2 *

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(a)), with respect to the registrant’s Annual Report on Form 10-K for the year ended September 30, 2018.

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

