Form 10-K
period 2019-09-30
Kingfish Holding Corp
filed 2022-03-02
CIK 1374881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2019

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

As of March 29, 2019, which was the last business day of the registrant's completed second fiscal quarter for the reported fiscal year, the aggregate market value of the registrant's common shares held by non-affiliates was approximately $75,751 (as quoted by the OTC Markets Group, Inc. on the pink sheets in their OTC Pink - No Information tier on such date).

As of December 31, 2019, the number of issued and outstanding common shares of the registrant was 120,942,987.

Documents Incorporated By Reference: None

KINGFISH HOLDING CORPORATION

ANNUAL REPORT ON FORM 10-K

For The

Fiscal Year Ended September 30, 2019

EXPLANATORY NOTE

Kingfish Holding Corporation is filing this Annual Report on Form 10-K for the fiscal year ended on September 30, 2019 (this “Annual Report” or this “Form 10-K”) as part of its effort to become current in its filing obligations under the Securities Exchange Act of 1934 (the “Exchange Act”). We have been delinquent in our filings with the Securities and Exchange Commission (the “Commission”) since the filing of our quarterly report on Form 10-Q for the quarter ended June 30, 2016. This Annual Report is being filed with all of our delinquent reports on Forms 10-K that we were required to file with the Commission since June 30, 2016.

This Annual Report includes our audited statements for the fiscal year ended September 30, 2019 (“2019 Fiscal Year”), provides disclosures relating to the 2019 Fiscal Year, and includes information as of the filing date of this Annual Report in the Sections “Item 1. BUSINESS – Recent Activities,” “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Subsequent Developments,” and elsewhere as appropriate.  However, any exhibits relating to matters occurring after the 2019 Fiscal Year will be included in the reports in which they would otherwise have been furnished if such report had been timely filed with the Commission by Kingfish Holding Corporation.

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

All written or oral forward-looking statements that are made or attributable to us are expressly qualified in their entirety by this cautionary notice.  The forward-looking statements included herein are only made as of the date of this Annual Report on Form 10-K for the fiscal year ended September 30, 2019.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Business Operations

As a result of our very limited cash resources, we were unable to prepare and timely file our periodic reports under the Exchange Act, commencing with our Annual Report on Form 10-K for the fiscal year ended September 30, 2016 and, other than maintaining our corporate status, we were dormant during the fiscal year ended September 30, 2019.

Although our business strategy was to seek suitable private company candidates for a business combination with us, we were unable to pursue this strategy during the fiscal year ended September 30, 2019 and, unless additional funds are obtained, we will not be able to pursue that strategy.  Furthermore, unless and until we can obtain such additional financing, our operations will continue to be dormant and our ability to continue as a going concern is doubtful. There can be no assurance that we will be able to obtain any additional financing in the future, and if we are unable to receive sufficient additional financing to finance our operations upon acceptable terms.

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

	High	Low

Year Ended September 30, 2019:
First Quarter (10/1/18 to 12/31/18)	$0.0026	$0.0024
Second Quarter (1/1/19 to 3/31/19)	$0.0070	$0.0024
Third Quarter (4/1/19 to 6/30/19)	$0.0026	$0.0024
Fourth Quarter (7/1/19 to 9/30/19)	$0.0070	$0.0025

Year Ended September 30, 2018:
First Quarter (10/1/17 to 12/31/17)	$0.0103	$0.0022
Second Quarter (1/1/18 to 3/31/18)	$0.0030	$0.0024
Third Quarter (4/1/18 to 6/30/18)	$0.0024	$0.0024
Fourth Quarter (7/1/18 to 9/30/18)	$0.0024	$0.0024

The numbers of holders of record of our common shares on December 31, 2019 was approximately 71.  On December 31, 2019 the last reported sale price of our common shares as quoted by the OTC Markets Group, Inc. on the pink sheets in the OTC Pink - No Information tier was $0.0024 per share.

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

Recent Sales of Unregistered Securities

We did not engage in any sales of unregistered securities during the fiscal year ended September 30, 2019.

Transfer Agent

The transfer agent and registrar for our common shares is Manhattan Transfer Registrar Co., whose address is 38B Sheep Pasture Road, Port Jefferson, New York 11777 and whose telephone number is 631-928-7655.

ITEM 6. Reserved

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the operating results and financial condition of the Company for the fiscal years ended September 30, 2019 and 2018.  The discussion and analysis set forth below is intended to assist you in understanding the financial condition and results of our operations and should be read in conjunction with our audited financial statements and the accompanying notes included elsewhere in this Form 10-K. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of various factors, including those discussed elsewhere in this Form 10-K.

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

However, due to our inability to satisfy the conditions for further financing established by Mr. Toomey, Mr. Toomey did not provide the Company with any further loans or equity financing to the Company after July 11, 2016 through the end of the fiscal year ended September 30, 2019, and he indicated that he had no current plans to provide any further financings unless he later determined that market conditions or the Company’s prospects have substantially improved. As a result, the Company had very limited remaining cash resources during the fiscal year ended September 30, 2019 and, other than maintaining its corporate status, the Company’s operations were dormant during the fiscal year ended September 30, 2019. Unless and until we are able to obtain additional financing, our operations will remain dormant and our ability to continue as a going concern is doubtful. There can be no assurance that we will be able to obtain any additional financing in the future, and if we are unable to receive sufficient additional financing to finance our operations upon acceptable terms, it is likely that our business would cease operations. See, however, “Subsequent Developments” below for an update on our ability to receive additional financings from Mr. Toomey commencing in 2020.

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

Results of Operations

Comparison of Years Ended September 30, 2019 and 2018

Revenues. Because we currently do not have any business operations, we have not had any revenues during our fiscal years ended September 30, 2019 and September 30, 2018.

General and Administrative Expenses. We had operating expenses of $6,218 and $6,375 for the fiscal years ended September 30, 2019 and 2018, respectively. These expenses during the fiscal years ended September 30, 2019 and September 30, 2018 primarily consisted of payments associated with maintaining our corporate status. The decrease in such expenses for the fiscal year ended September 30, 2019 as compared to the fiscal year ended September 30, 2018 was due the reduction in the fees payable to maintain our corporate status during the current fiscal year.

Net Income (Loss). We recognized a net loss of approximately $6,218 for the fiscal year ended September 30, 2019 as compared to net loss of approximately $6,375 for the fiscal year ended September 30, 2018.  The decrease in net loss was due the reduction in the fees payable to maintain our corporate status during the current fiscal year.

Liquidity and Capital Resources

As of September 30, 2019, we had limited available cash resources and we had a working capital deficit of approximately $208,242. Our current liabilities were approximately $210,211 at September 30, 2019 and $207,041 at September 30, 2018.  Total assets decreased to approximately $1,969 as of September 30, 2019 from approximately $5,017 at September 30, 2018 due to the use of cash to pay various costs associated with maintaining our corporate status.

We had no material commitments for capital expenditures as of September 30, 2019 and 2018.

Because we do not have any revenues from operations, absent a merger or other business combination with an operating company or a public or private sale of our equity or debt securities, the occurrence of either of which cannot be assured, we were dependent upon future loans or equity investments from our present shareholders or management to fund operating shortfalls and do not foresee a change in this situation in the immediate future.  However, we were unable to raise capital or secure loans to finance for our operational needs during the fiscal year ended September 30, 2019. As a result, other than maintaining our corporate status, the Company’s operations were dormant during the fiscal year ended September 30, 2019. Unless and until we can obtain additional financing, our operations will continue to be dormant. Although we may seek external sources of financing, we have no specific plans, understandings or agreements with respect to any potential debt or equity financings and there can be no assurances that any additional financings will be available to us on satisfactory terms and conditions, if at all. Unless we can obtain additional financing, our ability to continue as a going concern is doubtful.

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

In its report dated December 7, 2021, our auditors, Accell Audit & Compliance P.A., expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. We generated no operating revenues for the fiscal years ended September 30, 2019 and 2018, and at September 30, 2019 we had an accumulated stockholders’ deficit of approximately $228,242. Furthermore, at September 30, 2019 and 2018, we had a retained deficit of approximately $4,598,549, and $4,592,331, respectively, and a working capital deficit of approximately $208,242 at September 30, 2019. As a result of our working capital deficiency and anticipated operating costs for the next twelve months, we do not have sufficient funds available to sustain our operations for a reasonable period without additional financing.  Our continuation as a going concern is therefore dependent upon future events, including our ability to raise additional capital and to generate positive cash flows.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Kingfish Holding Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Kingfish Holding Corporation (the Company) as of September 30, 2019 and 2018, and the related statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended September 30, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Tampa, Florida

December 7, 2021

3001 N. Rocky Point Dr. East, Suite 200  ☐ Tampa, Florida 33607 ☐ 813.367.3527

KINGFISH HOLDING CORPORATION
BALANCE SHEETS SEPTEMBER 30, 2019 AND 2018

	2019	2018
ASSETS

Current assets:
Cash	$1,969	$5,017

Total Assets	$1,969	$5,017

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$109,512	$109,512
Accrued interest payable	10,679	7,529
Convertible notes payable to related party	90,020	90,000
Total Current Liabilities	210,211	207,041

Long term liabilities:
Rescission liability	20,000	20,000
Total Long Term Liabilities	20,000	20,000

Total Liabilities	230,211	227,041

Commitments and contingencies (Note 9)

Stockholders' deficit:
Preferred stock, par $0.0001, 20,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2019 and 2018, respectively	-	-
Common stock, par $0.0001, 200,000,000 shares authorized, 120,942,987 shares issued and outstanding at September 30, 2019 and 2018, respectively	12,094	12,094
Paid in capital	4,378,213	4,378,213
Retained deficit	(4,598,549)	(4,592,331)
Rescission liability	(20,000)	(20,000)
	(228,242)	(222,024)

Total Liabilities and Stockholders' Deficit	$1,969	$5,017

The accompanying notes are an integral part of the financial statements

KINGFISH HOLDING CORPORATION
STATEMENTS OF OPERATIONS FOR THE YEARS ENDED SEPTEMBER 30, 2019 AND 2018

	2019	2018

Expenses:
Professional fees	$3,068	$3,075
Interest expense	3,150	3,150
Taxes and licenses	-	150
General and Administrative Expenses	6,218	6,375

Net Income (Loss) Before Income Taxes	(6,218)	(6,375)

Provision for income taxes	-	-

Net Income (Loss)	$(6,218)	$(6,375)

Basic and diluted net income (loss) per share	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	120,942,987	120,942,987

The accompanying notes are an integral part of the financial statements

KINGFISH HOLDING CORPORATION
STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED SEPTEMBER 30, 2019 AND 2018

	2019	2018
Cash Flows From Operating Activities:
Net income (loss)	$(6,218)	$(6,375)
Adjustments to reconcile net income (loss) to net cash used by operations:
Changes in operating assets and liabilities:
Accrued interest payable	3,150	3,150
Net Cash flows used by operating activities	(3,068)	(3,225)

Cash Flows From Financing Activities:

Proceeds from note payable to related party	20	-
Net Cash flows from financing activities	20	-

Net Increase (Decrease) in Cash	(3,048)	(3,225)

Cash at the beginning of year	5,017	8,242

Cash at the end of the year	$1,969	$5,017

The accompanying notes are an integral part of the financial statements

KINGFISH HOLDING CORPORATION
SEPTEMBER 30, 2019 AND 2018 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Common Stock		Common
	Shares	Par $0.0001	Stock Payable	Paid In Capital	Rescission Liability	Retained Deficit	Total

Balance, September 30, 2017	120,942,987	$12,094	$-	$4,378,213	$(20,000)	$(4,585,956)	$(215,649)

Net Loss	-	-	-	-	-	(6,375)	(6,375)

Balance September 30, 2018	120,942,987	12,094	-	4,378,213	(20,000)	(4,592,331)	(222,024)

Net Loss	-	-	-	-	-	(6,218)	(6,218)

Balance, September 30, 2019	120,942,987	$12,094	$-	$4,378,213	$(20,000)	$(4,598,549)	$(228,242)

The accompanying notes are an integral part of the financial statements

KINGFISH HOLDING CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018

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

2. Summary of Significant Accounting Policies:

Basis of presentation:

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), and pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the years ended September 30, 2019 and 2018.

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

Cash:

Cash is maintained at a financial institution and, at times, balance may exceed federally insured limits. We have never experienced any losses related to the balance. Currently, the FDIC provides insurance coverage up to $250,000 per depositor at each financial institution and our cash balance did not exceed such coverage on September 30, 2019.

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

The Company gives effect to these dilutive securities using the If-Converted-Method. At September 30, 2019, convertible notes payable to related party of $90,020 can potentially convert into 90,020 shares of common stock.  Interest expense related to the convertible notes was immaterial.  These shares have been excluded from the diluted net loss per share calculations because the effect of including them would be anti-dilutive, at September 30, 2019.

3. Going Concern:

As reflected in the Company’s financial statements, the Company has a retained deficit of $4,598,549 and $4,592,331 as of September 30, 2019 and 2018, respectively. The Company used cash of $3,068 and $3,225 in operating activities during the years ended September 30, 2019 and 2018, respectively. The Company has a working capital deficiency of $208,242 at September 30, 2019 that is insufficient in management‘s view to sustain current levels of operations for a reasonable period without additional financing. These trends and conditions continue to raise substantial doubt surrounding the Company’s ability to continue as a going concern for a reasonable period. Ultimately, the Company’s ability to continue as a going concern is dependent upon management’s ability to continue to curtail current operating expense and obtain additional financing to augment working capital requirements and support acquisition plans. There can be no assurance that management will be successful in achieving these objectives or obtain financing under terms and conditions that are suitable. The accompanying financial statements do not include any adjustments associated with these uncertainties.

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

5. Preferred Stock:

The Company is authorized to issue up to 20,000,000 shares of Preferred Stock with designations, rights and preferences determined from time to time by our Board of Directors. Accordingly, our Board of Directors is empowered, without shareholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our Common Stock. The terms of the preferred stock have not been approved.  As of September 30, 2019 and 2018, there was no Preferred Stock issued and outstanding.

6. Income Taxes:

The Company's provision (benefit) for income taxes was as follows:

	9/30/2019	9/30/2018
Current
Federal	$-	$-
State	-	-
Foreign	-	-
	-	-
Deferred
Federal	(1,858)	(1,905)
State	(256)	(263)

Total	$(2,114)	$(2,168)

The income tax provision differs from the amount of tax determined by applying the Federal statutory rate as follows:

	9/30/2019	9/30/2018
Income tax provision at statutory rate:	$(2,114)	$(2,168)
Increase (decrease) in income tax due to:
Change in Valuation Allowance	2,114	2,168
	$-	$-
Net deferred tax assets and liabilities were comprised of the following:

	9/30/2019	9/30/2018
Long-term deferred tax assets (liabilities)
Net Operating Loss	$589,522	$587,408
Valuation Allowance	(589,522)	(587,408)
	$-	$-

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

The Company’s earliest tax year remains subject to examination by all tax jurisdictions was September 30, 2016.

7. Rescission Liability:

On November 20, 2009, the Company issued 2,000,000 shares of its common stock to pay for services valued at $20,000.  The issuance of these shares was declared invalid by the court since they were issued by prior management who did not have the authority to do so since they were validly removed on November 16, 2009.  These shares remained outstanding at September 30, 2019 and will be returned to the Company’s transfer agent upon locating the holder of these shares.

8. Recent Accounting Pronouncement:

Recent pronouncements issued by the Accounting Standards Board (“FASB”), the American institute of Certified Public Accountants (“AICPA”) and the SEC did not have a material impact on the Company’s present or future financial statements.

9. Commitments and Contingencies:

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, “Contingencies”. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of September 30, 2019 and 2018, the Company is not aware of any contingent liabilities that should be reflected in the financial statements.

10. Subsequent Events:

In accordance with SFAS 165 (ASC 855), Subsequent Events the Company has analyzed it operations subsequent to September 30, 2019 through the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2019 as required by the Securities Exchange Act of 1934 Rule 15d-15(c). In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) based on the framework in its “Internal Control-Integrated Framework (2013 Framework).”

Based on our evaluation, management concluded that our internal control over financial reporting was not effective as of September 30, 2019 because of material weaknesses in our internal control over financial reporting. A material weakness is a control deficiency or combination of deficiencies in internal control, such that there is a reasonable possibility that a material misstatement of the entity’s financial statements will not be prevented or detected and corrected on a timely basis. Our management concluded that the Company has several material weaknesses in our internal control over financial reporting because of inadequate segregation of duties over authorization due to the lack of employees for this purpose, lack of sufficient documentation concerning our review, risk assessment, and recording of transactions, as well as the financial reporting of such transactions.

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

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.  There was no change in our internal control over financial reporting during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our nternal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The directors and executive officers of the Company, their ages, and positions with the Company as of September 30, 2019 are set forth below.

Name	Age	Position with Company

Ted Sparling	56	Director, President, and Chief Executive Officer

James K. Toomey	54	Director and Secretary

James M. La Manna	54	Director and Chief Financial Officer

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

Compensation Committee.  The Compensation Committee is comprised solely of Mr. Toomey, and it did not hold any meetings during fiscal year ended September 30, 2019. The Compensation Committee does not have a charter.  However, principal responsibilities of this committee are to review and make recommendations to the Board of Directors concerning the compensation of officers of the Company, to provide input and make recommendations to the Board on individuals elected to be executive officers of the Company, to review and make recommendations with respect to the Company’s existing and proposed compensation and bonus plans, and to serve as the committee responsible for administering the Company’s existing compensation and benefits plans. In addition, this committee also is responsible for evaluating and recommending compensation to be paid to our directors, including retainers, fees, benefits and perquisites.  The sole member of this Committee is not independent within the meaning of the listing standards of the Nasdaq Rule 5605(a)(2)(A).

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

The Company did not pay any officer or any other person any compensation for the fiscal years ended September 30, 2019 and 2018, and none of our executive officers has an employment agreement with the Company.  Furthermore, as of September 30, 2019, the none of our executive officers have any outstanding equity awards in his capacity as an employee with respect to the Company’s common shares.

Director Compensation

None of the Company’s directors received any cash compensation, equity awards, or other non-cash compensation or other arrangements for services provided in their capacity as directors for the fiscal year ended September 30, 2019.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Company’s outstanding common shares as of December 31, 2019 by: (a) each person known by us to beneficially own 5% or more of the Company’s common shares, (b) each director of the Company and each executive officer of the Company, and (c) all directors and executive officers of the Company as a group.  Except as otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all of the common shares owned by them.

Name of Beneficial Owner	Current Beneficial Ownership
	Number (1)	Percentage (2)
Directors and Executive Officers

James K. Toomey (3)	84,826,624	70.08%
Ted Sparling	3,719,668	3.08%
James M. La Manna	2,000,000	1.66%
All directors and executive officers as a group (3 persons)(4)	90,546,292	74.80%

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

(3)

Includes (a) 5,010,975 common shares held jointly by Mr. Toomey and his spouse over which he has shared voting and investment powers, and (b) 710,600 common shares owned by Tectonics, Inc., a family-owned corporation in which Mr. Toomey and his spouse own 38.52% of the outstanding equity interests and for which Mr. Toomey serves as a director and his spouse serves as the president, and by reason thereof Mr. Toomey may be deemed to be the beneficial owner of such shares. This also includes 101,487 shares that may be issued upon conversion of the convertible promissory notes and advances in principal aggregate amount of $90,020 issued pursuant to loan advances made in December 2015, March 2016, July 2016, September 2016, and February 2019 (“Convertible Notes”), including the shares issuable with respect to the accrued interest thereon. All of the Convertible Notes are currently convertible at a conversion price of $1.00 per share. Mr. Toomey’s address is 800 Morgan-Johnson Road, Bradenton, FL 34208.

(4)

Includes 101,487 shares that may be issued upon conversion of outstanding convertible promissory notes in principal aggregate amount of $90,020 (including shares issuable with respect to the accrued interest thereon).

Equity Compensation Plans

During the fiscal year ended September 30, 2019, we did not have any equity incentive or other equity awards plans in which any director, officer, consultant, or employee of our Company was able to participate. During the fiscal year ended September 30, 2019, no individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs were made to our directors or executive officers and, as of September 30, 2019, none of our directors or our executive offices have been granted, or held, any stock options or other equity award to acquire any of our capital stock.

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

Under such definition, as of September 30, 2019, none of our directors could be classified as independent.  Each of our directors are considered a non-independent director because of their appointment as executive officers of the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Accell Audit & Compliance P.A., an independent registered public accounting firm (referred to as Accell), was engaged in 2020 to audit the Company’s financial statements for each of the fiscal years ended September 30, 2016, 2017, 2018, 2019, and 2020. Accordingly, Accell has audited the Company’s financial statements for the fiscal years ended September 30, 2019 and 2018 set forth in this Form 10-K.

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

4.4

Convertible Promissory Note No.17 in favor of James K. Toomey in principal amount of $20,000 for September 19, 2016 loan, incorporated herein by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016, filed with the Commission on March 1, 2022

10.1

Convertible Promissory Note Purchase Agreement, effective December 15, 2015, by and between Kingfish Holding Corporation and James K. Toomey for December 7, 2015 loan, incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K, filed with the Commission on December 22, 2015.

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

31.1 *

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(a)), with respect to the registrant’s Annual Report on Form 10-K for the year ended September 30, 2019.

31.2 *

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(a)), with respect to the registrant’s Annual Report on Form 10-K for the year ended September 30, 2019.

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

