Form 10-K
period 2020-09-30
Kingfish Holding Corp
filed 2022-03-02
CIK 1374881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2020

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

As of March 31, 2020, which was the last business day of the registrant’s completed second fiscal quarter for the reported fiscal year, the aggregate market value of the registrant’s common shares held by non-affiliates was approximately $48,481 (as quoted by the OTC Markets Group, Inc. on the pink sheets in their OTC Pink - No Information tier on such date).

As of December 31, 2020, the number of issued and outstanding common shares of the registrant was 120,942,987.

Documents Incorporated By Reference: None

KINGFISH HOLDING CORPORATION

ANNUAL REPORT ON FORM 10-K

For The

Fiscal Year Ended September 30, 2020

EXPLANATORY NOTE

Kingfish Holding Corporation is filing this Annual Report on Form 10-K for the fiscal year ended on September 30, 2020 (this “Annual Report” or this “Form 10-K”) as part of its effort to become current in its filing obligations under the Securities Exchange Act of 1934 (the “Exchange Act”). We have been delinquent in our filings with the Securities and Exchange Commission (the “Commission”) since the filing of our quarterly report on Form 10-Q for the quarter ended June 30, 2016. This Annual Report is being filed with all of our delinquent reports on Forms 10-K that we were required to file with the Commission since June 30, 2016.

This Annual Report includes our audited statements for the fiscal year ended September 30, 2020 (“2020 Fiscal Year”), provides disclosures relating to the 2020 Fiscal Year, and includes information as of the filing date of this Annual Report in the Sections “Item 1. BUSINESS – Recent Activities,” “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Subsequent Developments,” and elsewhere as appropriate. However, any exhibits relating to matters occurring after the 2020 Fiscal Year will be included in the reports in which they would otherwise have been furnished if such report had been timely filed with the Commission by Kingfish Holding Corporation.

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

All written or oral forward-looking statements that are made or attributable to us are expressly qualified in their entirety by this cautionary notice. The forward-looking statements included herein are only made as of the date of this Annual Report on Form 10-K for the fiscal year ended September 30, 2020. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Business Operations

As a result of our very limited cash resources, we were unable to prepare and timely file our periodic reports under the Exchange Act, commencing with our Annual Report on Form 10-K for the fiscal year ended September 30, 2016 and, other than maintaining our corporate status, we were dormant from September 30, 2016 through May 2020.

Recent Activities

As of the date of filing of this Form 10-K, the Company entered into preliminary discussions regarding a potential business combination and equity financing transaction with Renovo Resource Solutions, Inc. (“Renovo”), a Florida corporation located in Manatee County, Florida, and 6, LLC, a Florida limited liability real estate holding company controlled by Renovo which owns the land on which Renovo conducts its business (Renovo and 6 LLC, collectively the “Renovo Group”). Renovo is engaged in an environmentally friendly scrap yard operation. Renovo’s operation are located on a site specifically engineered for its business and includes a new constructed facility for its operations. Renovo is a privately held company in which Mr. Toomey and his family have a one-third ownership interest. The Company has only commenced preliminary discussions with the Renovo Group and has not entered into a letter of intent or other undertaking with Renovo. It is anticipated that when the Company is analyzing the available alternatives, it will consider and evaluate, among other things, a potential business combination with Renovo in combination with a simultaneous equity financing transaction.

The Renovo Group has incurred indebtedness of approximately $6.1 million in connection with its business operations and land holdings, consisting primarily of the construction costs incurred in connection with its newly constructed facilities. In order for a business combination with the Renovo Group to be feasible, the Company and Renovo would need to simultaneously raise approximately $12,500,000 in equity financing (“Equity Financing”) at the time of any such potential business combination in order (a) to repay the Company’s outstanding indebtedness owed to Mr. Toomey, (b) to pay the costs associated with any business combination transaction and Equity Financing, and (c) for the Renovo Group to repay its outstanding debt obligations, to pay its operating expenses until such expenses can be paid from operating income, to finance the completion of the permitting and improvements needed on its operational site, and to permit it to take advantage of operational opportunities in its local community. Accordingly, if the Company were to pursue a business combination with Renovo under such circumstances, it would likely require as a condition to any such business combination that the necessary Equity Financing be firmly committed and made available at the time of the consummation of such business combination. In the event that the Renovo Group is unable to commit to timely raising such Equity Financing, the Company would have no interest in pursuing a business combination transaction with the Renovo Group. Although we have commenced negotiations with the Renovo Group, we have not entered into a letter of intent or other undertaking with the Renovo Group for a business combination and no source of Equity Financing has been secured or is in the process of negotiations at this time. In view of the number of significant uncertainties surrounding a possible transaction, there is no assurance that the Company and the Renovo Group will reach any agreement with respect to a business combination and, if so, that they will be able to secure the Equity Financing necessary to consummation of such a transaction.

Additionally, if we are unable to reach an agreement or otherwise consummate a transaction with the Renovo Group, no assurance can be given that the Company will be able to identify other suitable opportunities for a business combination.

Generally

Our business strategy is to seek a suitable private company candidate for a business combination with us with the goal of maximizing shareholder value. The Company will not restrict its potential candidate target companies or businesses to any specific business, industry or geographical location and, thus, may acquire any type of business.

We may consider a business that has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business that may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

We anticipate that the selection of an appropriate business combination transaction will be complex and extremely risky. We expect to pursue our search for business opportunities primarily through our officers and directors, although other sources, such as professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and others, may present unsolicited proposals. It is likely that any such transaction also would require the participation of a financing partner that would acquire a significant equity position in connection with any such transaction. The participation of a financing partner may dilute the holdings of our current shareholders. Our activities are subject to several significant risks that arise primarily as a result of the fact that we may acquire or participate in a business opportunity based on the decision of management that will be made in the exercise of its business judgment, and, in all probability, without the consent, vote, or approval of our shareholders. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

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

In applying the foregoing criteria, none of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company’s limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

In evaluating a prospective business combination, we will conduct a due diligence review of potential targets in an extensive manner as is practicable given the lack of information which may be available regarding private companies, our limited personnel and financial resources, and the inexperience of our management with respect to such activities. We expect that our due diligence will encompass, among other things, meetings with the target business’s incumbent management and inspection of its facilities, as necessary, as well as a review of financial and other information that is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties that we may engage, including but not limited to attorneys, accountants, consultants or other such professionals. At this time, the Company has not specifically identified any third parties that it may engage. The costs associated with hiring third parties as required to complete a business combination may be significant and are difficult to determine as such costs may vary depending on a variety of factors, including the amount of time it takes to complete a business combination, the location of the target company, and the size and complexity of the business of the target company. Also, we do not currently intend to retain any entity to act as a “finder” to identify and analyze the merits of potential target businesses.

It is anticipated that when the Company is analyzing the available alternatives, it will consider and evaluate a potential business combination with the Renovo Group, combined with a simultaneous funding transaction.

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

Blank Check Company Status

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

It is likely that the Company will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called “tax free” reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the “Code”), depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other “tax free” provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity.

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

The stockholders of the Company will likely not have control of a majority of the voting securities of the Company following a reorganization or investment transaction. As part of such a transaction, all or a majority of the Company’s directors may resign and one or more new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders’ meeting and obtain the approval of the holders of a majority of the outstanding securities. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

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

	High	Low

Year Ended September 30, 2020:
First Quarter (10/1/19 to 12/31/19)	$0.0140	$0.0035
Second Quarter (1/1/20 to 3/31/20)	$0.0088	$0.0040
Third Quarter (4/1/20 to 6/30/20)	$0.0083	$0.0025
Fourth Quarter (7/1/20 to 9/30/20)	$0.0035	$0.0021

Year Ended September 30, 2019:
First Quarter (10/1/18 to 12/31/18)	$0.0026	$0.0024
Second Quarter (1/1/19 to 3/31/19)	$0.0070	$0.0024
Third Quarter (4/1/19 to 6/30/19)	$0.0026	$0.0024
Fourth Quarter (7/1/19 to 9/30/19)	$0.0070	$0.0025

The numbers of holders of record of our common shares on December 31, 2020 was approximately 71. On December 31, 2020 the last reported sale price of our common shares as quoted by the OTC Markets Group, Inc. on the pink sheets in the OTC Pink - No Information tier was $0.0023 per share.

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

Recent Sales of Unregistered Securities

We did not engage in any sales of unregistered securities during the fiscal year ended September 30, 2020.

Transfer Agent

The transfer agent and registrar for our common shares is Manhattan Transfer Registrar Co., whose address is 38B Sheep Pasture Road, Port Jefferson, New York 11777 and whose telephone number is 631-928-7655.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the operating results and financial condition of the Company for the fiscal years ended September 30, 2020 and 2019. The discussion and analysis set forth below is intended to assist you in understanding the financial condition and results of our operations and should be read in conjunction with our audited financial statements and the accompanying notes included elsewhere in this Form 10-K. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of various factors, including those discussed elsewhere in this Form 10-K.

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

In May 2020, the Company determined that the business environment had sufficiently changed so that identifying a target and completing a business combination may be more likely than was previously the case. As part of this strategy, the Company determined to attempt to seek the financing necessary to prepare and file all of its delinquent periodic reports under the Exchange Act and to again aggressively pursue an acquisition target. In order for the Company to finance the preparation and filing of all of the Company’s delinquent periodic report filings with the Commission, Mr. Toomey, a principal shareholder, director and secretary of the Company, has loaned the Company approximately $130,000 during the fiscal year ended 2020 and the first quarter of the 2021 fiscal year (“Toomey Loans”).

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

We have negative working capital, negative shareholders’ equity and have not earned any revenues from operations since the fiscal year ended September 30, 2011. Because we have had no revenues from operations and do not own any significant assets against which we can borrow funds, we historically had relied on funds furnished by Mr. Toomey, a principal shareholder, director and secretary of the Company, in exchange for issuances of our convertible debt securities in order to finance our operations following our Reporting Reactivation. However, Mr. Toomey previously advised the Company that he did not intend to provide the Company with any further loans or equity financing after September 30, 2016 if the Company was unable to enter into a letter of intent or receive a formal offer to engage in a bona fide business combination with a target company or business operation on or before such date. As a result of our inability to satisfy these requirements, Mr. Toomey ceased financing our operations.

However, following our determination that the business environment was more favorable to pursue our strategy, Mr. Toomey again provided us a loan in May 2020 to recommence our operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and “Subsequent Developments” for a description of the debt financings recently provided by Mr. Toomey to the Company.

In order to fund our operations and proposed business activities through such time as we may consummate a merger or other business combination with a target company or business operation, we will need to continue to raise the required capital through the issuance of equity or debt securities or by other means. Although Mr. Toomey has provided us with additional debt financing since May 2020, we have no formal commitment that Mr. Toomey will continue to provide the Company with working capital sufficient until we consummate a merger or other business combination with a target company or business operation, and we anticipate that his willingness to provide additional financing will be dependent on our ability to demonstrate meaningful progress with our business strategy.

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

Results of Operations

Comparison of Years Ended September 30, 2020 and 2019

Revenues. Because we currently do not have any business operations, we have not had any revenues during our fiscal years ended September 30, 2020 and September 30, 2019.

General and Administrative Expenses. We had operating expenses of $7,146 and $6,218 for the fiscal years ended September 30, 2020 and 2019, respectively. These expenses during the fiscal years ended September 30, 2020 and September 30, 2019 primarily consisted of payments associated with maintaining our corporate status. Additional expenses were incurred by the Company during the fiscal year ended September 30, 2020 in connection with our professional fees. The increase in such expenses for the fiscal year ended September 30, 2020 as compared to the same period ended September 30, 2019 was due to the recommencement of our operations during the fiscal year ended September 30, 2020.

Net Income (Loss). We recognized a net loss of approximately $7,146 for the fiscal year ended September 30, 2020 as compared to net loss of approximately $6,218 for the fiscal year ended September 30, 2019. The increase in net loss was directly attributable to the payment of professional fees incurred in connection with the recommencement of operation during the current fiscal year.

Liquidity and Capital Resources

As of September 30, 2020, we had limited available cash resources and we had a working capital deficit of approximately $215,388. Our current liabilities were approximately $218,442 at September 30, 2020 and $210,211 at September 30, 2019. Total assets increased to approximately $3,054 as of September 30, 2020 from approximately $1,969 at September 30, 2019 due to the financing provided by Mr. Toomey to the Company in May 2020.

We had no material commitments for capital expenditures as of September 30, 2020 and 2019. However, if we are able to execute our business plan as anticipated in the future, we would likely incur substantial capital expenditures and require additional financing to fund such expenditures.

During fiscal year ended September 30, 2020, we received the following financings:

•	On May 5, 2020, Mr. Toomey loaned $5,000 in principal amount to the Company.

These funds were used to pay for the Company’s ongoing business operations, consisting primarily of payments associated with maintaining our corporate status and professional fees associated with preparing our delinquent periodic reports under the Exchange Act. The funds advanced to the Company on May 5, 2020, were acknowledged and formalized by the parties pursuant the issuance of a promissory note in favor of Mr. Toomey as described below in the section “—Subsequent Developments.”

Because we do not have any revenues from operations, absent a merger or other business combination with an operating company or a public or private sale of our equity or debt securities, the occurrence of either of which cannot be assured, we will continue to be dependent upon future loans or equity investments from our present shareholders or management to fund operating shortfall and do not foresee a change in this situation in the immediate future. We will attempt to raise capital for our current operational needs through loans from related parties, debt financing, equity financing, or a combination of financing options. However, there are no existing undertakings, commitments, or agreements for any debt or equity financings and there is no assurance to that effect. Further, our need for capital may change dramatically if unknown claims or debts surface or if we acquire a business opportunity. There can be no assurances that any additional financings will be available to us on satisfactory terms and conditions, if at all. Unless we can obtain additional financing, our ability to continue as a going concern is doubtful.

Although Mr. Toomey has provided the necessary funds for the Company from time to time in the past, there is no existing commitment to provide additional capital and he is unlikely to fund the Company to pay for any claims made against the Company for substantial debts or other obligations. In such situation, there can be no assurance that we shall be able to receive additional financing, and if we are unable to receive sufficient additional financing upon acceptable terms, it is likely that our business would cease operations or, at the very least, cease to be a reporting Company under the Exchange Act.

Subsequent Developments

In order for the Company to finance the preparation and filing of all of the Company’s delinquent Forms 10-K for filing with the Commission, Mr. Toomey made the following loans to the Company in aggregate amount of approximately $130,000 during the 2020 calendar year (referred to as the Toomey Loans):

•	On May 5, 2020, a loan of $5,000 in principal amount (described above);
•	On October 19, 2020, a loan of $25,000 in principal amount; and
•	On December 21, 2020, a loan of $100,000 in principal amount.

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

In its report dated December 7, 2021, our auditors, Accell Audit & Compliance P.A., expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. We generated no operating revenues for the fiscal years ended September 30, 2020 and 2019, and at September 30, 2020 we had an accumulated stockholders’ deficit of approximately $235,388. Furthermore, at September 30, 2020 and 2019, we had a retained deficit of approximately $4,605,695, and $4,598,549, respectively, and a working capital deficit of approximately $215,388 at September 30, 2020. As a result of our working capital deficiency and anticipated operating costs for the next twelve months, we do not have sufficient funds available to sustain our operations for a reasonable period without additional financing. Our continuation as a going concern is therefore dependent upon future events, including our ability to raise additional capital and to generate positive cash flows.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Kingfish Holding Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Kingfish Holding Corporation (the Company) as of September 30, 2020 and 2019, and the related statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended September 30, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Tampa, Florida

December 7, 2021

3001 N. Rocky Point Dr. East, Suite 200  ☐ Tampa, Florida 33607 ☐ 813.367.3527

KINGFISH HOLDING CORPORATION

BALANCE SHEETS SEPTEMBER 30, 2020 AND 2019

	2020	2019
ASSETS

Current assets:
Cash	$3,054	$1,969

Total Assets	$3,054	$1,969

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$109,512	$109,512
Accrued interest payable	13,910	10,679
Advance from related party	5,000	-
Convertible notes payable to related party	90,020	90,020
Total Current Liabilities	218,442	210,211

Long term liabilities:
Rescission liability	20,000	20,000
Total Long Term Liabilities	20,000	20,000

Total Liabilities	238,442	230,211

Commitments and contingencies (Note 9)

Stockholders’ deficit:
Preferred stock, par $0.0001, 20,000,000 shares	-	-
authorized, 0 shares issued and outstanding at September 30, 2020 and 2019, respectively
Common stock, par $0.0001, 200,000,000 shares	12,094	12,094
authorized, 120,942,987 shares issued and outstanding at September 30, 2020 and 2019, respectively
Paid in capital	4,378,213	4,378,213
Retained deficit	(4,605,695)	(4,598,549)
Rescission liability	(20,000)	(20,000)
	(235,388)	(228,242)

Total Liabilities and Stockholders’ Deficit	$3,054	$1,969

The accompanying notes are an integral part of the financial statements

KINGFISH HOLDING CORPORATION

STATEMENTS OF OPERATIONS FOR THE YEARS ENDED SEPTEMBER 30, 2020 AND 2019

	2020	2019

Expenses:
Professional fees	$3,076	$3,068
Interest expense	3,231	3,150
Telephone	839	-
General and Administrative Expenses	7,146	6,218

Net Income (Loss) Before Income Taxes	(7,146)	(6,218)

Provision for income taxes	-	-

Net Income (Loss)	$(7,146)	$(6,218)

Basic and diluted net income (loss) per share	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	120,942,987	120,942,987

The accompanying notes are an integral part of the financial statements

KINGFISH HOLDING CORPORATION

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED SEPTEMBER 30, 2020 AND 2019

	2020	2019
Cash Flows From Operating Activities:
Net income (loss)	$(7,146)	$(6,218)
Adjustments to reconcile net income (loss) to net cash used by operations:
Changes in operating assets and liabilities:
Accrued interest payable	3,231	3,150
Net Cash flows used by operating activities	(3,915)	(3,068)

Cash Flows From Financing Activities:

Advance from related party	5,000	-
Proceeds from note payable to related party	-	20
Net Cash flows from financing activities	5,000	20

Net Increase (Decrease) in Cash	1,085	(3,048)

Cash at the beginning of year	1,969	5,017

Cash at the end of the year	$3,054	$1,969

The accompanying notes are an integral part of the financial statements

KINGFISH HOLDING CORPORATION

SEPTEMBER 30, 2020 AND 2019 STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock		Common Stock	Paid In	Rescission	Retained
	Shares	Par $0.0001	Payable	Capital	Liability	Deficit	Total

Balance, September 30, 2018	120,942,987	$12,094	$-	$4,378,213	$(20,000)	$(4,592,331)	$(222,024)

Net Loss	-	-	-	-	-	(6,218)	(6,218)

Balance September 30, 2019	120,942,987	12,094	-	4,378,213	(20,000)	(4,598,549)	(228,242)

Net Loss	-	-	-	-	-	(7,146)	(7,146)

Balance, September 30, 2020	120,942,987	$12,094	$-	$4,378,213	$(20,000)	$(4,605,695)	$(235,388)

The accompanying notes are an integral part of the financial statements

KINGFISH HOLDING CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019

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

Basis of presentation:

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), and pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the years ended September 30, 2020 and 2019.

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

Cash:

Cash is maintained at a financial institution and, at times, balance may exceed federally insured limits. We have never experienced any losses related to the balance. Currently, the FDIC provides insurance coverage up to $250,000 per depositor at each financial institution and our cash balance did not exceed such coverage on September 30, 2020.

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

The Company gives effect to these dilutive securities using the If-Converted-Method. At September 30, 2020 and 2019, convertible notes payable to related party of $90,020 and $90,020, respectively, can potentially convert into 90,020 and 90,020, respectively, shares of common stock. Interest expense related to the convertible notes was immaterial. These shares have been excluded from the diluted net loss per share calculations because the effect of including them would be anti-dilutive, at September 30, 2020 and 2019.

3.	Going Concern:

As reflected in the Company’s financial statements, the Company has a retained deficit of $4,605,695 and $4,598,549 as of September 30, 2020 and 2019, respectively. The Company used cash of $3,915 and $3,068 in operating activities during the years ended September 30, 2020 and 2019, respectively. The Company has a working capital deficiency of $215,388 at September 30, 2020 that is insufficient in management’s view to sustain current levels of operations for a reasonable period without additional financing. These trends and conditions continue to raise substantial doubt surrounding the Company’s ability to continue as a going concern for a reasonable period. Ultimately, the Company’s ability to continue as a going concern is dependent upon management’s ability to continue to curtail current operating expense and obtain additional financing to augment working capital requirements and support acquisition plans. There can be no assurance that management will be successful in achieving these objectives or obtain financing under terms and conditions that are suitable. The accompanying financial statements do not include any adjustments associated with these uncertainties.

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

4.	Convertible Notes Payable to Related Party (continued):

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

The Company is authorized to issue up to 20,000,000 shares of Preferred Stock with designations, rights and preferences determined from time to time by our Board of Directors. Accordingly, our Board of Directors is empowered, without shareholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our Common Stock. The terms of the preferred stock have not been approved. As of September 30, 2020 and 2019, there was no Preferred Stock issued and outstanding.

6.	Income Taxes:

The Company’s provision (benefit) for income taxes was as follows:

	9/30/2020	9/30/2019
Current
Federal	$-	$-
State	-	-
Foreign	-	-
	-	-
Deferred
Federal	(2,135)	(1,858)
State	(294)	(256)

Total	$(2,429)	$(2,114)

The income tax provision differs from the amount of tax determined by applying the Federal statutory rate as follows:
	9/30/2020	9/30/2019
Income tax provision at statutory rate:	$(2,429)	(2,114)
Increase (decrease) in income tax due to:
Change in Valuation Allowance	2,429	2,114
	$-	$-

6.	Income Taxes (continued):

Net deferred tax assets and liabilities were comprised of the following:

	9/30/2020	9/30/2019
Long-term deferred tax assets (liabilities)
Net Operating Loss	$591,951	$589,522
Valuation Allowance	(591,951)	(589,522)
	$-	$-

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

On November 20, 2009, the Company issued 2,000,000 shares of its common stock to pay for services valued at $20,000. The issuance of these shares was declared invalid by the court since they were issued by prior management who did not have the authority to do so since they were validly removed on November 16, 2009. These shares remained outstanding at September 30, 2020 and will be returned to the Company’s transfer agent upon locating the holder of these shares.

8.	Recent Accounting Pronouncement:

Recent pronouncements issued by the Accounting Standards Board (“FASB”), the American institute of Certified Public Accountants (“AICPA”) and the SEC did not have a material impact on the Company’s present or future financial statements.

9.	Commitments and Contingencies:

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, “Contingencies”. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of September 30, 2020 and 2019, the Company is not aware of any contingent liabilities that should be reflected in the financial statements.

10.	Subsequent Events:

In accordance with SFAS 165 (ASC 855), Subsequent Events the Company has analyzed it operations subsequent to September 30, 2020 through the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2020 as required by the Securities Exchange Act of 1934 Rule 15d-15(c). In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) based on the framework in its “Internal Control-Integrated Framework (2013 Framework).”

Based on our evaluation, management concluded that our internal control over financial reporting was not effective as of September 30, 2020 because of material weaknesses in our internal control over financial reporting. A material weakness is a control deficiency or combination of deficiencies in internal control, such that there is a reasonable possibility that a material misstatement of the entity’s financial statements will not be prevented or detected and corrected on a timely basis. Our management concluded that the Company has several material weaknesses in our internal control over financial reporting because of inadequate segregation of duties over authorization due to the lack of employees for this purpose, lack of sufficient documentation concerning our review, risk assessment, and recording of transactions, as well as the financial reporting of such transactions.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The directors and executive officers of the Company, their ages, and positions with the Company as of September 30, 2020 are set forth below.

Name	Age	Position with Company

Ted Sparling	57	Director, President, and Chief Executive Officer

James K. Toomey	55	Director and Secretary

James M. La Manna	55	Director and Chief Financial Officer

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

Compensation Committee. The Compensation Committee is comprised solely of Mr. Toomey, and it did not hold any meetings during fiscal year ended September 30, 2020. The Compensation Committee does not have a charter. However, principal responsibilities of this committee are to review and make recommendations to the Board of Directors concerning the compensation of officers of the Company, to provide input and make recommendations to the Board on individuals elected to be executive officers of the Company, to review and make recommendations with respect to the Company’s existing and proposed compensation and bonus plans, and to serve as the committee responsible for administering the Company’s existing compensation and benefits plans. In addition, this committee also is responsible for evaluating and recommending compensation to be paid to our directors, including retainers, fees, benefits and perquisites. The sole member of this Committee is not independent within the meaning of the listing standards of the Nasdaq Rule 5605(a)(2)(A).

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

The Company did not pay any officer or any other person any compensation for the fiscal years ended September 30, 2020 and 2019, and none of our executive officers has an employment agreement with the Company. Furthermore, as of September 30, 2020, the none of our executive officers have any outstanding equity awards in his capacity as an employee with respect to the Company’s common shares.

Director Compensation

None of the Company’s directors received any cash compensation, equity awards, or other non-cash compensation or other arrangements for services provided in their capacity as directors for the fiscal year ended September 30, 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Company’s outstanding common shares as of December 31, 2020 by: (a) each person known by us to beneficially own 5% or more of the Company’s common shares, (b) each director of the Company and each executive officer of the Company, and (c) all directors and executive officers of the Company as a group. Except as otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all of the common shares owned by them.

Name of Beneficial Owner	Current Beneficial Ownership
	Number (1)	Percentage (2)
Directors and Executive Officers

James K. Toomey (3)	84,829,774	70.08%
Ted Sparling	3,719,668	3.08%
James M. La Manna	2,000,000	1.66%
All directors and executive officers as a group (3 persons)(4)	90,549,442	74.80%

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

(3)

Includes (a) 5,010,975 common shares held jointly by Mr. Toomey and his spouse over which he has shared voting and investment powers, and (b) 710,600 common shares owned by Tectonics, Inc., a family-owned corporation in which Mr. Toomey and his spouse own 38.52% of the outstanding equity interests and for which Mr. Toomey serves as a director and his spouse serves as the president, and by reason thereof Mr. Toomey may be deemed to be the beneficial owner of such shares. This also includes 104,637 shares that may be issued upon conversion of the convertible promissory notes and advances in principal aggregate amount of $90,020 issued pursuant to loan advances made in December 2015, March 2016, July 2016, September 2016, and February 2019 (“Convertible Notes”), including the shares issuable with respect to the accrued interest thereon. All of the Convertible Notes are currently convertible at a conversion price of $1.00 per share. Mr. Toomey’s address is 800 Morgan-Johnson Road, Bradenton, FL 34208.

(4)

Includes 104,637 shares that may be issued upon conversion of outstanding convertible promissory notes in principal aggregate amount of $90,020 (including shares issuable with respect to the accrued interest thereon).

Equity Compensation Plans

During the fiscal year ended September 30, 2020, we did not have any equity incentive or other equity awards plans in which any director, officer, consultant, or employee of our Company was able to participate. During the fiscal year ended September 30, 2020, no individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs were made to our directors or executive officers and, as of September 30, 2020, none of our directors or our executive offices have been granted, or held, any stock options or other equity award to acquire any of our capital stock.

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

Under such definition, as of September 30, 2020, none of our directors could be classified as independent. Each of our directors are considered a non-independent director because of their appointment as executive officers of the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Accell Audit & Compliance P.A., an independent registered public accounting firm (referred to as Accell), was engaged in 2020 to audit the Company’s financial statements for each of the fiscal years ended September 30, 2016, 2017, 2018, 2019, and 2020. Accordingly, Accell has audited the Company’s financial statements for the fiscal years ended September 30, 2020 and 2019 set forth in this Form 10-K.

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

31.1 *

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(a)), with respect to the registrant’s Annual Report on Form 10-K for the year ended September 30, 2020.

31.2 *

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(a)), with respect to the registrant’s Annual Report on Form 10-K for the year ended September 30, 2020.

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

