Form 10-Q
period 2021-06-30
Kingfish Holding Corp
filed 2022-03-02
CIK 1374881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

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
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting, or an emerging growth company. See definition of "large accelerated filer," "accelerated filer," "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer:	☐	Non-Accelerated Filer:	☐
Accelerated Filer:	☒	Smaller Reporting Company:	☒
		Emerging Growth Company:	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No☐

As of August 13, 2021, the number of issued and outstanding common shares of the registrant was 120,942,987.

KINGFISH HOLDING CORPORATION

EXPLANATORY NOTE

Kingfish Holding Corporation is filing this Annual Report on Form 10-Q for the fiscal quarter ended on June 30, 2021 (this "Form 10-Q") as part of its effort to become current in its filing obligations under the Securities Exchange Act of 1934 (the "Exchange Act"). We have been delinquent in our filings with the Securities and Exchange Commission (the "Commission") since the filing of our quarterly report on Form 10-Q for the quarter ended June 30, 2016. This Form 10-Q is being filed with all of our delinquent reports on Forms 10-K that we were required to file with the Commission since June 30, 2016.

This Form 10-Q provides disclosures relating to the fiscal quarter ended on June 30, 2021, and includes information as of the filing date of this Form 10-Q in the Section "Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Recent Business Activities" and elsewhere as appropriate. However, any exhibits relating to matters occurring after the fiscal quarter ended on June 30, 2021 will be included in the reports in which they would otherwise have been furnished if such report had been timely filed with the Commission by Kingfish Holding Corporation.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KINGFISH HOLDING CORPORATION
BALANCE SHEETS JUNE 30, 2021 AND SEPTEMBER 30, 2020

	6//30/21	9/30/20
	(UNAUDITED)
ASSETS
Current assets:
Cash	$75,846	$3,054
Total Assets	$75,846	$3,054

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$109,512	$109,512
Accrued interest payable	18,884	13,910
Advances from related party	130,000	5,000
Convertible notes payable to related party	90,020	90,020
Total Current Liabilities	348,416	218,442

Long term liabilities:
Rescission liability	20,000	20,000
Total Long Term Liabilities	20,000	20,000
Total Liabilities	368,416	238,442

Commitments and contingencies (Note 9)

Stockholders' deficit:
Preferred stock, par $0.0001, 20,000,000 shares
authorized, 0 shares issued and outstanding at June 30, 2021 and September 30, 2020	-	-
Common stock, par $0.0001, 200,000,000 shares
authorized, 120,942,987 shares issued and outstanding at June 30, 2021 and September 30, 2020	12,094	12,094
Paid in capital	4,378,213	4,378,213
Accumulated deficit	(4,662,877)	(4,605,695)
Rescission liability	(20,000)	(20,000)
Total stockholders' deficit	(292,570)	(235,388)
Total Liabilities and Stockholders' Deficit	$75,846	$3,054

The accompanying notes are an integral part of the financial statements.

KINGFISH HOLDING CORPORATION
STATEMENTS OF OPERATIONS - UNAUDITED
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2021 AND 2020

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	June 20, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Expenses:
Professional fees	$2,100	$2,800	$51,369	$3,076
Interest expense	1,925	825	4,974	2,400
Telephone expense	-	-	839	839
General and Administrative Expenses	4,025	3,625	57,182	6,315
Net Income (Loss) Before Income Taxes	(4,025)	(3,625)	(57,182)	(6,315)

Provision for income taxes	-	-	-	-

Net Income (Loss)	$(4,025)	$(3,625)	$(57,182)	$(6,315)

Basic and diluted net income (Loss) per share	$0.00	$0.00	$0.00	$0.00

Basic and diluted weighted average common shares outstanding	120,942,987	120,942,987	120,942,987	120,942,987

The accompanying notes are an integral part of the financial statements.

KINGFISH HOLDING CORPORATION
STATEMENTS OF CASH FLOWS - UNAUDITED FOR THE NINE MONTHS ENDED JUNE 30, 2021 AND 2020

	6/30/2021	6/30/2020
Cash Flows From Operating Activities:
Net income (loss)	$(57,182)	$(6,315)
Changes in operating assets and liabilities:
Accrued interest payable	4,974	2,400
Net Cash flows used by operating activities	(52,208)	(3,915)

Cash Flows From Financing Activities:

Advances from related party	125,000	5,000
Net Cash flows from financing activities	125,000	5,000

Net Increase (Decrease) in Cash	72,792	1,085

Cash at the beginning of year	3,054	1,969

Cash at the end of the year	$75,846	$3,054

Supplemental disclosure of cash flow information:
Cash paid for taxes	-	-
Cash paid for interest	-	-

The accompanying notes are an integral part of the financial statements.

KINGFISH HOLDING CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT - UNAUDITED FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2021 AND 2020

	Common Stock
	Shares	Par $0.0001	Paid In Capital	Rescission Liability	Retained Deficit	Total

Balance, September 30, 2019	120,942,987	$12,094	$4,378,213	$(20,000)	$(4,598,549)	$(228,242)

Net Loss	-	-	-	-	(788)	(788)

Balance December 31, 2019	120,942,987	12,094	4,378,213	(20,000)	(4,599,337)	(229,030)

Net Loss	-	-	-	-	(1,902)	-

Balance, March 31, 2020	120,942,987	12,094	4,378,213	(20,000)	(4,601,239)	(230,932)

Net Loss	-	-	-	-	(3,625)	(3,625)

Balance, June 30, 2020	120,942,987	$12,094	$4,378,213	$(20,000)	$(4,604,864)	$(234,557)

Balance, September 30,2020	120,942,987	$12,094	$4,378,213	$(20,000)	$(4,605,695)	$(235,388)

Net Loss	-	-	-	-	(19,463)	(19,463)

Balance, December 31, 2020	120,942,987	12,094	4,378,213	(20,000)	(4,625,158)	(254,851)

Net Loss	-	-	-	-	(33,694)	(33,694)

Balance, March 31, 2021	120,942,987	12,094	4,378,213	(20,000)	(4,658,852)	(288,545)

Net Loss	-	-	-	-	(4,025)	(4,025)

Balance, June 30, 2021	120,942,987	$12,094	$4,378,213	$(20,000)	$(4,662,877)	$(292,570)

The accompanying notes are an integral part of the financial statements.

KINGFISH HOLDING CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2021

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

The Company discontinued operations in 2009, sold O\ITS last subsidiary in May 2010, and effected a change in management and control at the same time. As part of this transition, old management took possession of the majority of the accounting and corporate records. Prior to terminating the registration of its common stock under Section 12 of the Exchange Act and the suspension of its reporting obligations under Section 15(d) of the Exchange Act, the Company's last annual report Form 10-KSB for the year ended September 30, 2008 was filed with the Securities and Exchange Commission ("SEC") on December 29, 2008 and the Company's last quarterly report Form 10-Q for the period ended June 30, 2009 was filed with the SEC on August 19, 2009. On September 16, 2011, the Company, having only 69 holders of record and no significant assets, filed a Form 15 with the U.S. Securities and Exchange Commission (the "Commission") to terminate the registration of its common shares under Section 12 of the Securities Exchange Act of 1934 (the "Exchange Act") and to suspend its reporting obligations under Section 15(d) of the Exchange Act.

On December 17, 2014, the Company reactivated its suspended reporting obligations under Section 15(d) of the Exchange Act by filing a Form 10-K for the fiscal year ended September 30, 2013 and Forms 10-Q for the quarters ended December 31, 2013, June 30, 2014 and June 30, 2014. The Company's activities are subject to significant risks and uncertainties, including failing to secure additional funding to reorganize and finding a suitable candidate to participate in its renewable energy initiatives.

2.	Summary of Significant Accounting Policies:

Basis of presentation:

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP"), and pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company.

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

Cash:

Cash is maintained at a financial institution and, at times, the balance may exceed federally insured limits. The Company has never experienced any losses related to the balance. Currently, the FDIC provides insurance coverage up to $250,000 per depositor at each financial institution and the Company's cash balance did not exceed such coverage on March 31, 2021.

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

The Financial Accounting Standards Board ("FASB") Codification clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. It also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs as follows:

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

Revenue Recognition:

The Company recognizes revenues in accordance with Accounting Standards Codification ("ASC") Topic 606, "Revenue from Contracts with Customers," and all related interpretations for recognition of our revenue from services. Revenue is recognized when the following criteria are met:

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

2.	Summary of Significant Accounting Policies (continued):

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

The Company gives effect to these dilutive securities using the If-Converted-Method. At June 30, 2021 and 2020, convertible notes payable to related party of $90,020 can potentially convert into 90,020 shares of common stock. Interest expense related to the convertible notes was immaterial. These shares have been excluded from the diluted net loss per share calculations because the effect of including them would be anti-dilutive, at June 30, 2021 and 2020.

3.	Going Concern:

As reflected in the Company's financial statements, the Company has a retained deficit of $4,662,877 and $4,605,695 as of June 30, 2021 and September 30, 2020, respectively. The Company used cash of $52,208 and $3,915 in operating activities during the nine months ended June 30, 2021 and 2020, respectively. The Company has a working capital deficiency of $272,570 at June 30, 2021 that is insufficient in management's view to sustain current levels of operations for a reasonable period without additional financing. These trends and conditions continue to raise substantial doubt surrounding the Company's ability to continue as a going concern for a reasonable period. Ultimately, the Company's ability to continue as a going concern is dependent upon management's ability to continue to curtail current operating expense and obtain additional financing to augment working capital requirements and support acquisition plans. There can be no assurance that management will be successful in achieving these objectives or obtaining financing under terms and conditions that are suitable. The accompanying financial statements do not include any adjustments associated with these uncertainties.

4.	Convertible Notes Payable to Related Party:

The Company entered into a convertible note with a director for $20,000 effective December 7, 2015. The note bears interest at a rate of 3.5% per annum and all unpaid principal and interest were due on demand by the director. The outstanding principal balance of the note is convertible into the Company's shares of common stock at the conversion price of $1.00 per share.

The Company entered into a convertible note with a director for $20,000 effective March 3, 2016. The note bears interest at a rate of 3.5% per annum and all unpaid principal and interest were due on demand by the director. The outstanding principal balance of the note is convertible into the Company's shares of common stock at the conversion price of $1.00 per share.

4.	Convertible Notes Payable to Related Party (continued):

The Company entered into a convertible note with a director for $30,000 effective July 11, 2016. The note bears interest at a rate of 3.5% per annum and all unpaid principal and interest were due on demand by the director. The outstanding principal balance of the note is convertible into the Company's shares of common stock at the conversion price of $1.00 per share.

The Company entered into a convertible note with a director for $20,000 effective September 19, 2016. The note bears interest at a rate of 3.5% per annum and all unpaid principal and interest were due on demand by the director. The outstanding principal balance of the note is convertible into the Company's shares of common stock at the conversion price of $1.00 per share.

Based on the Company's stock price at the respective commitments dates, the Company determined that the above convertible notes did not have a beneficial conversion feature to the note holder.

5.	Preferred Stock:

The Company is authorized to issue up to 20,000,000 shares of Preferred Stock with designations, rights and preferences determined from time to time by our Board of Directors. Accordingly, our Board of Directors is empowered, without shareholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our Common Stock. The terms of the preferred stock have not been approved. As of June 30, 2021 and September 30, 2020, there was no Preferred Stock issued and outstanding.

6.	Income Taxes:

The Company's provision (benefit) for income taxes was as follows:
	6/30/2021	9/30/2020
Current
Federal	$-	$-
State	-	-
Foreign	-	-
	-	-
Deferred
Federal	(10,554)	(2,135)
State	(1,454)	(294)

Total	$(12,008)	$(2,429)

The income tax provision differs from the amount of tax determined by applying the Federal statutory rate as follows:

	6/30/2021	9/30/2020
Income tax provision at statutory rate:	$(12,008)	$(2,429)
Increase (decrease) in income tax due to:
Change in Valuation Allowance	12,008	2,429

6.	Income Taxes (continued):

Net deferred tax assets and liabilities were comprised of the following:

	6/30/2021	9/30/2020
Long-term deferred tax assets (liabilities)
Net Operating Loss	$603,959	$591,951
Valuation Allowance	(603,959)	(591,951)

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

The Company's earliest tax year THAT remains subject to examination by all tax jurisdictions was September 30, 2016.

7.	Rescission Liability:

On November 20, 2009, the Company issued 2,000,000 shares of its common stock to pay for services valued at $20,000. The issuance of these shares was declared invalid by the court since they were issued by prior management who did not have the authority to do so since they were validly removed on November 16, 2009. These shares remained outstanding at June 30, 2021 and will be returned to the Company's transfer agent upon locating the holder of these shares.

8.	Recent Accounting Pronouncement:

Recent pronouncements issued by FASB, the American institute of Certified Public Accountants ("AICPA") and the SEC did not have a material impact on the Company's present or future financial statements.

9.	Commitments and Contingencies:

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, "Contingencies." The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of June 30, 2021 and the date the statements are available for use, the Company is not aware of any contingent liabilities that should be reflected in the financial statements.

10.	Subsequent Events:

In accordance with ASC 855, "Subsequent Events," the Company has analyzed it operations subsequent to June 30, 2021 to the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the operating results and financial condition of the Company for the fiscal quarters ended June 30, 2021 and 2020. The discussion and analysis set forth below is intended to assist you in understanding the financial condition and results of our operations and should be read in conjunction with our financial statements and the accompanying notes included elsewhere in this quarterly report. Our results of operations and financial condition, as reflected in the accompanying statements and related notes, are subject to management's evaluation and interpretations of business conditions, changing market conditions and other factors. Historical results and trends which might appear should not be taken as indicative of future operations. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of various factors, including those discussed in our Form 10-K for the fiscal year ended September 30, 2020.

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

All written or oral forward-looking statements that are made or attributable to us are expressly qualified in their entirety by this cautionary notice. The forward-looking statements included herein are only made as of the date of this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2021 (this "Form 10-Q"). We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

Operations. Following the reactivation of our reporting obligations under Section 15(d) of the Exchange Act on December 17, 2014 ("Reporting Reactivation") which had been suspended since 2011, we attempted to seek to maximize shareholder value by searching for and identifying suitable potential target private companies or business partners for a business combination that met the Company's strategic objectives. Although the Company had held preliminary discussions regarding potential business combination transactions, the Company ultimately was unable to successfully identify a suitable candidate or negotiate the terms of any such business combination and, as of the fiscal year ended September 30, 2016, the Company had expended substantially all of its available cash and had not been able to secure any additional funds to finance its continued operations. As a result, the Company was unable to prepare and timely file its periodic reports under the Exchange Act, commencing with its Annual Report on Form 10-K for the fiscal year ended September 30, 2016 and, other than maintaining its corporate status, was dormant from such date through May 2020.

In May 2020, the Company determined that the business environment had sufficiently changed so that identifying a target and completing a business combination may be more likely than was previously the case. As part of this strategy, the Company determined to attempt to seek the financing necessary to prepare and file all of its delinquent Forms 10-K under the Exchange Act and to again aggressively pursue an acquisition target. In order for the Company to finance the preparation and filing of the Company's delinquent periodic report filings with the Commission, Mr. Toomey, a principal shareholder, director and secretary of the Company, loaned the Company approximately $130,000 during the fiscal year ended 2020 and the first quarter of the 2021 fiscal year ("Toomey Loans").

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

We expect to pursue our search for a business opportunity primarily through our officers and directors, although other sources, such as professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and others, may present unsolicited proposals. Our activities are subject to several significant risks that arise primarily as a result of the fact that we have no specific target company or business and may acquire or participate in a business opportunity based on the decision of management which will, in all probability, act without the consent, vote, or approval of our shareholders. A description of the manner in which we will pursue the search for and participation in a business venture is described in "Recent Business Activities" below.

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

Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations. Except as described in "Recent Business Activities" below, we have no specific plans, understandings or agreements with respect to the raising of any additional financings, and we may seek to raise the required capital by the issuance of equity or debt securities or by other means. Since we have no such arrangements or plans currently in effect (other than as described in "Recent Business Activities" below), our limited ability to raise funds to continue operations and to seek an acquisition may have a severely negative impact on our ability to become a viable company. Our historical operating results disclosed in this Form 10-Q are not meaningful to our future results.

Results of Operations

Comparison of Three Months Ended June 30, 2021 and 2020

Revenues. Because we currently do not have any business operations, we have not had any revenues during the three months ended June 30, 2021 and June 30, 2020.

General and Administrative Expenses. We had operating expenses of $4,025 and $3,625 for the three months ended June 30, 2021 and June 30, 2020, respectively. The expenses during the three month period ended June 30, 2021 and June 30, 2020 primarily consisted of payments associated with maintaining our corporate status. The increase in such expenses for the three months ended June 30, 2021 as compared to the same period ended June 30, 2020 was due to accrued interest and professional fees associated with preparing our delinquents SEC reports on Forms 10-K and preparation of current Forms 10-Q.

Net Income (Loss). We incurred net losses for the three months ended June 30, 2021 and June 30, 2020 of $4,025 and $3,625, respectively. The increase in net loss was due to our increased General and Administrative expenses during the current fiscal year.

Comparison of Nine Months Ended June 30, 2021 and 2020

Revenues. Because we currently do not have any business operations, we have not had any revenues during the nine months ended June 30, 2021 and June 30, 2020.

General and Administrative Expenses. We had operating expenses of $57,182 and $6,315 for the nine months ended June 30, 2021 and June 30, 2020, respectively. The expenses during the nine-month period ended June 30, 2021 and June 30, 2020 primarily consisted of payments associated with maintaining our corporate status. The increase in such expenses for the nine months ended June 30, 2021 as compared to the same period ended June 30, 2020 was due to professional fees associated with preparing our delinquent SEC reports on Forms 10-K and preparation of current Forms 10-Q.

Net Income (Loss). We incurred net losses for the nine months ended June 30, 2021 and June 30, 2020 of $57,182 and $6,315, respectively. The increase in net loss was due to our increased General and Administrative expenses during the current fiscal year.

Liquidity and Capital Resources

As of June 30, 2021, the Company had limited cash resources and we had a working capital deficit of $272,570. Our current liabilities were $348,416 at June 30, 2021 and $218,442 at September 30, 2020, respectively. Our total assets increased from $3,054 at September 30, 2020 to $75,846 at June 30, 2021 due to advances from related parties and a decrease in cash to pay certain costs associated with maintaining our corporate status, payment of professional fees associated with preparing our delinquent SEC reports on Forms 10-K and preparation of current Forms 10-Q during the nine month period ended June 30, 2021.

We had no material commitments for capital expenditures as of June 30, 2021. However, if we are able to execute our business plan as anticipated in the future, we would likely incur substantial capital expenditures and require additional financing to fund such expenditures.

In order for the Company to finance the preparation and filing of all of the Company's delinquent Forms 10-K for filing with the Commission, Mr. Toomey made the following cash advances and loans to the Company in an aggregate amount of $130,000 during the 2020 calendar year (the "Toomey Loans"):

•	On May 5, 2020, a cash advance of $5,000 in principal amount (described above);

•	On October 19, 2020, a cash advance of $25,000 in principal amount; and

•	On December 21, 2020, a cash advance of $100,000 in principal amount.

The Toomey Loans are evidenced by a consolidated promissory note, dated February 1, 2021, issued by the Company to Mr. Toomey (the "2021 Promissory Note"). The 2021 Promissory Note bears interest, commencing on the date of the loan, at an initial rate of 2% per annum and the note matures on December 31, 2023. The maturity date of the 2021 Promissory Note will accelerate and be due and payable immediately upon any change of control, merger, or other business combination (as defined in the 2021 Promissory Note). If the maturity date is extended for any reason whatsoever (including in connection with an acceleration event), the 2021 Promissory Note will bear interest at a rate of 5% per annum, commencing on the date of any such extension. The 2021 Promissory Note is not convertible into our common shares.

These funds were used to pay for the Company's ongoing business operations, consisting primarily of payments associated with maintaining our corporate status and professional fees associated with preparing our delinquent periodic reports under the Exchange Act.

Because we do not have any revenues from operations, absent a merger or other business combination with an operating company or a public or private sale of our equity or debt securities, the occurrence of either of which cannot be assured, we were dependent upon future loans or equity investments from our present shareholders or management to fund operating shortfalls and do not foresee a change in this situation in the immediate future. We will attempt to raise capital for our current operational needs through loans from related parties, debt financing, equity financing, or a combination of financing options. However, we did not raise capital or secure any additional loans to finance for our operational needs during the fiscal quarter ended June 30, 2021.

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

Recent Business Activities

As of the date of filing of this Form 10-Q, the Company has entered into preliminary discussions regarding a potential business combination and equity financing transaction with Renovo Resource Solutions, Inc. ("Renovo"), a Florida corporation located in Manatee County, Florida, and 6, LLC, a Florida limited liability real estate holding company controlled by Renovo which owns the land on which Renovo conducts its business (Renovo and 6 LLC, collectively the "Renovo Group"). Renovo is engaged in an environmentally friendly scrap yard operation. Renovo's operations are located on a site specifically engineered for its business and includes a new constructed facility for its operations. Renovo is a privately held company in which Mr. Toomey and his family have a one-third ownership interest. The Company has only commenced preliminary discussions with the Renovo Group and has not entered into a letter of intent or other undertaking with Renovo. It is anticipated that when the Company is analyzing the available alternatives, it will consider and evaluate, among other things, a potential business combination with Renovo in combination with a simultaneous equity financing transaction.

The Renovo Group has incurred indebtedness of approximately $6.1 million in connection with its business operations and land holdings, consisting primarily of the construction costs incurred in connection with its newly constructed facilities. In order for a business combination with the Renovo Group to be feasible, the Company and Renovo would need to simultaneously raise approximately $12,500,000 in equity financing ("Equity Financing") at the time of any such potential business combination in order (a) to repay the Company's outstanding indebtedness owed to Mr. Toomey, (b) to pay the costs associated with any business combination transaction and Equity Financing, and (c) for the Renovo Group to repay its outstanding debt obligations, to pay its operating expenses until such expenses can be paid from operating income, to finance the completion of the permitting and improvements needed on its operational site, and to permit it to take advantage of operational opportunities in its local community. Accordingly, if the Company were to pursue a business combination with the Renovo Group under such circumstances, it would likely require as a condition to any such business combination that the necessary Equity Financing be firmly committed and made available at the time of the consummation of such business combination. In the event that the Renovo Group is unable to commit to timely raising such Equity Financing, the Company would have no interest in pursuing a business combination transaction with the Renovo Group. Although we have commenced negotiations with the Renovo Group, we have not entered into a letter of intent or other undertaking with the Renovo Group for a business combination and no source of Equity Financing has been secured or is in the process of negotiations at this time. In view of the number of significant uncertainties surrounding a possible transaction, there is no assurance that the Company and the Renovo Group will reach any agreement with respect to a business combination and, if so, that they will be able to secure the Equity Financing necessary to consummation of such a transaction.

Delinquent Filings

The Company is filing this Quarterly Report on Form 10-Q and all other delinquent reports of Forms 10-K that it was required to file with the Commission since June 30, 2016. Although the filing of our delinquent reports under the Exchange Act will bring us current in our reporting obligations, it is the Commission's position that such filings will not "cure" Section 15(d) violations, and will not make us timely for purposes of eligibility to use certain Securities Act forms.

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

Our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of the end of such period, our disclosure controls and procedures were not effective as of June 30, 2021 due to material weakness in our internal control over financial reporting in providing reasonable assurance in timely alerting management to material information relating to the Company and that information required to be disclosed in our reports is recorded, processed, summarized, and reported as required to be included in our periodic filings with the Commission. Due to the Company's limited resources and staffing, management has not developed a plan to mitigate the above material weaknesses. Despite the existence of these material weaknesses, the Company believes the financial information presented herein is materially correct and in accordance with generally accepted accounting principles in the United States.

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

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

31.1

Certification of the Company's Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(a)), with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021. *

31.2

Certification of the Company's Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(a)), with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.*

32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(b)). *
32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(b)). *
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document) *
101.SCH	Inline XBRL Taxonomy Extension Schema Document. *
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. *
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. *
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document. *
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. *
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101). *

* Exhibit Filed Herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINGFISH HOLDING CORPORATION

Date: February 17, 2022	By:	/s/ Ted Sparling
Ted Sparling
Chief Executive Officer (Principal Executive Officer)

