Form 10-K
period 2021-09-30
Kingfish Holding Corp
filed 2022-03-02
CIK 1374881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2021

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

As of December 20, 2021, the number of issued and outstanding common shares of the registrant was 120,942,987.

Documents Incorporated By Reference: None

KINGFISH HOLDING CORPORATION

ANNUAL REPORT ON FORM 10-K

For The

Fiscal Year Ended September 30, 2021

EXPLANATORY NOTE

Kingfish Holding Corporation is filing this Annual Report on Form 10-K for the fiscal year ended on September 30, 2021 (this “Annual Report” or this “Form 10-K”) as part of its effort to become current in its filing obligations under the Securities Exchange Act of 1934 (the “Exchange Act”). We have been delinquent in our filings with the Securities and Exchange Commission (the “Commission”) since the filing of our quarterly report on Form 10-Q for the quarter ended June 30, 2016. This Annual Report is being filed with all of our delinquent reports on Forms 10-K that we were required to file with the Commission since June 30, 2016.

This Annual Report includes our audited statements for the fiscal year ended September 30, 2021 (“2021 Fiscal Year”), provides disclosures relating to the 2021 Fiscal Year, and includes information as of the filing date of this Annual Report in the Sections “Item 1. BUSINESS – Recent Activities,” “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Subsequent Developments,” and elsewhere as appropriate. However, any exhibits relating to matters occurring after the 2021 Fiscal Year will be included in the reports in which they would otherwise have been furnished if such report had been timely filed with the Commission by Kingfish Holding Corporation.

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

All written or oral forward-looking statements that are made or attributable to us are expressly qualified in their entirety by this cautionary notice. The forward-looking statements included herein are only made as of the date of this Annual Report on Form 10-K for the fiscal year ended September 30, 2021. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

During the fiscal year ended September 30, 2010, the Company defaulted on its loan agreements with AMI Holdings, Inc., a corporation controlled by James K. Toomey, a shareholder, officer and director of the Company (“Mr. Toomey”), and certain of his relatives (“AMI”), and on May 24, 2010, AMI foreclosed on and took possession of all of the Company’s then-existing operating entities. In addition, in order TO settle an indebtedness with Gary E. King, a former officer and director of the Company, and with Kenneth Craig, the Company’s then-President, on May 24, 2010, the Company sold its remaining assets to an entity affiliated with Mr. King. Following the foreclosure and this sale of assets, the Company no longer held any operating entities and was not engaged in any business operations.

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

	High	Low

Year Ended September 30, 2021:
First Quarter (10/1/20 to 12/31/20)	$0.0071	$0.0027
Second Quarter (1/1/21 to 3/31/21)	$0.0036	$0.0023
Third Quarter (4/1/21 to 6/30/21)	$0.0056	$0.0017
Fourth Quarter (7/1/21 to 9/30/21)	$0.0050	$0.0044

Year Ended September 30, 2020:
First Quarter (10/1/19 to 12/31/19)	$0.0140	$0.0035
Second Quarter (1/1/20 to 3/31/20)	$0.0088	$0.0040
Third Quarter (4/1/20 to 6/30/20)	$0.0083	$0.0025
Fourth Quarter (7/1/20 to 9/30/20)	$0.0035	$0.0021

The numbers of holders of record of our common shares on December 20, 2021 was approximately 71. On December 31, 2021 the last reported sale price of our common shares as quoted by the OTC Markets Group, Inc. on the pink sheets in the OTC Pink - No Information tier was $0.0010 per share.

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

Dividends

Holders of the Company’s common shares are entitled to receive dividends when and if declared by its Board of Directors out of funds legally available therefore. The Company, however, has never declared any cash dividends on its common shares and does not anticipate the payment of cash dividends in the foreseeable future. We do not have earnings out of which to pay cash dividends. We may consider payment of dividends at some point in the future when and if we have earnings sufficient for that purpose, but the declaration of dividends is at the discretion of the board of directors, and there is no assurance that dividends will be paid at any time.

Securities Authorized under Equity Compensation Plans

We do not presently maintain any equity compensation plans.

Recent Sales of Unregistered Securities

We did not engage in any sales of unregistered securities during the fiscal year ended September 30, 2021.

Transfer Agent

The transfer agent and registrar for our common shares is Manhattan Transfer Registrar Co., whose address is 38B Sheep Pasture Road, Port Jefferson, New York 11777 and whose telephone number is 631-928-7655.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the operating results and financial condition of the Company for the fiscal years ended September 30, 2021 and 2020. The discussion and analysis set forth below is intended to assist you in understanding the financial condition and results of our operations and should be read in conjunction with our audited financial statements and the accompanying notes included elsewhere in this Form 10-K. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of various factors, including those discussed elsewhere in this Form 10-K.

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

We have negative working capital, negative stockholders’ equity and have not earned any revenues from operations since the fiscal year ended September 30, 2011. Because we have had no revenues from operations and do not own any significant assets against which we can borrow funds, we historically had relied on funds furnished by Mr. Toomey, a principal shareholder, director and secretary of the Company, in exchange for issuances of our convertible debt securities in order to finance our operations following our Reporting Reactivation. However, Mr. Toomey previously advised the Company that he did not intend to provide the Company with any further loans or equity financing after September 30, 2016 if the Company was unable to enter into a letter of intent or receive a formal offer to engage in a bona fide business combination with a target company or business operation on or before such date. As a result of our inability to satisfy these requirements, Mr. Toomey ceased financing our operations.

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

Results of Operations

Comparison of Years Ended September 30, 2021 and 2020

Revenues. Because we currently do not have any business operations, we have not had any revenues during our fiscal years ended September 30, 2021 and September 30, 2020.

General and Administrative Expenses. We had operating expenses of $96,676 and $7,146 for the fiscal years ended September 30, 2021 and 2020, respectively. These expenses during the fiscal years ended September 30, 2021 and September 30, 2020 primarily consisted of payments associated with maintaining our corporate status and expenses were incurred in connection with our professional fees to prepare and file certain of our delinquent SEC filings. The increase in such expenses for the fiscal year ended September 30, 2021 as compared to the same period ended September 30, 2020 was due to increased professional fees.

Net Income (Loss). We recognized a net loss of $96,676 for the fiscal year ended September 30, 2021 as compared to a net loss of $7,146 for the fiscal year ended September 30, 2020. The increase in net loss was directly attributable to the payment of additional professional fees incurred in connection with the recommencement of operation during the current fiscal year.

Liquidity and Capital Resources

As of September 30, 2021, we had limited available cash resources and we had a working capital deficit of $312,064. Our current liabilities were $350,341 at September 30, 2021 and $218,442 at September 30, 2020. Total assets increased to $38,277 as of September 30, 2021 from $3,054 as of September 30, 2020 due to the financing provided by Mr. Toomey to the Company in the fiscal year ended September 30, 2021.

We had no material commitments for capital expenditures as of September 30, 2021 and 2020. However, if we are able to execute our business plan as anticipated in the future, we would likely incur substantial capital expenditures and require additional financing to fund such expenditures.

In order for the Company to finance the preparation and filing of all of the Company’s delinquent Forms 10-K for filing with the Commission and to prepare the Form 10-K for the fiscal year ended September 30, 2021, Mr. Toomey made the following loans to the Company in an aggregate amount of $130,000 during the fiscal years ended September 30, 2021 and 2020 (referred to as the Toomey Loans):

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

In its report dated February 11, 2022, our auditors, Accell Audit & Compliance P.A., expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. We generated no operating revenues for the fiscal years ended September 30, 2021 and 2020, and at September 30, 2021, we had an accumulated stockholders’ deficit of $332,064. Furthermore, at September 30, 2021 and 2020, we had a retained deficit of $4,702,371 and $4,605,695, respectively, and a working capital deficit of $312,064 at September 30, 2021. As a result of our working capital deficiency and anticipated operating costs for the next twelve months, we do not have sufficient funds available to sustain our operations for a reasonable period without additional financing. Our continuation as a going concern is therefore dependent upon future events, including our ability to raise additional capital and to generate positive cash flows.

We base our estimates and judgments on historical experience, current trends, and other factors that management believes to be important at the time the financial statements are prepared; actual results could differ from our estimates and such differences could be material. We have identified below the critical accounting policies, which are assumptions made by management about matters that are highly uncertain and that are of critical importance in the presentation of our financial position, results of operations and cash flows. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions. On a regular basis, we review our critical accounting policies and how they are applied in the preparation of our financial statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Kingfish Holding Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Kingfish Holding Corporation (the Company) as of September 30, 2021 and 2020, and the related statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended September 30, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Tampa, Florida

February 11, 2022

3001 N. Rocky Point Dr. East, Suite 200 ☐ Tampa, Florida 33607 ☐ 813.367.3527

KINGFISH HOLDING CORPORATION

BALANCE SHEETS SEPTEMBER 30, 2021 AND 2020

	2021	2020
ASSETS

Current assets:
Cash	$38,277	$3,054

Total Assets	$38,277	$3,054

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$109,512	$109,512
Accrued interest payable	20,809	13,910
Advance from related party	130,000	5,000
Convertible notes payable to related party	90,020	90,020
Total Current Liabilities	350,341	218,442

Long term liabilities:
Rescission liability	20,000	20,000
Total Long Term Liabilities	20,000	20,000

Total Liabilities	370,341	238,442

Commitments and contingencies (Note 9)

Stockholders’ deficit:
Preferred stock, par $0.0001, 20,000,000 shares	-	-
authorized, 0 shares issued and outstanding at September 30, 2021 and 2020
Common stock, par $0.0001, 200,000,000 shares	12,094	12,094
authorized, 120,942,987 shares issued and outstanding at September 30, 2021 and 2020
Paid in capital	4,378,213	4,378,213
Accumulated deficit	(4,702,371)	(4,605,695)
Rescission liability	(20,000)	(20,000)
Total stockholders’ deficit	(332,064)	(235,388)

Total Liabilities and Stockholders’ Deficit	$38,277	$3,054

The accompanying notes are an integral part of the financial statements

KINGFISH HOLDING CORPORATION

STATEMENTS OF OPERATIONS FOR THE YEARS ENDED SEPTEMBER 30, 2021 AND 2020

	2021	2020

Expenses:
Professional fees	$88,938	$3,076
Interest expense	6,899	3,231
Telephone	839	839
General and Administrative Expenses	96,676	7,146

Net Income (Loss) Before Income Taxes	(96,676)	(7,146)

Provision for income taxes	-	-

Net Income (Loss)	$(96,676)	$(7,146)

Basic and diluted net income (loss) per share	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	120,942,987	120,942,987

The accompanying notes are an integral part of the financial statements

KINGFISH HOLDING CORPORATION

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED SEPTEMBER 30, 2021 AND 2020

	2021	2020
Cash Flows From Operating Activities:
Net income (loss)	$(96,676)	$(7,146)
Adjustments to reconcile net income (loss) to net cash
used by operations:
Changes in operating assets and liabilities:
Accrued interest payable	6,899	3,231
Net Cash flows used by operating activities	(89,777)	(3,915)

Cash Flows From Financing Activities:

Advance from related party	125,000	5,000
Proceeds from note payable to related party	-	-
Net Cash flows from financing activities	125,000	5,000

Net Increase in Cash	35,223	1,085

Cash at the beginning of year	3,054	1,969

Cash at the end of the year	$38,277	$3,054

Supplemental disclosure of cash flow information:
Cash paid for taxes	-	-
Cash paid for interest	-	-

The accompanying notes are an integral part of the financial statements

KINGFISH HOLDING CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE YEARS ENDED SEPTEMBER 30, 2021 AND 2020

	Common Stock
	Shares	Par $0.0001	Paid In Capital	Rescission Liability	Retained Deficit	Total

Balance September 30, 2019	120,942,987	$12,094	$4,378,213	$(20,000)	$(4,598,549)	$(228,242)

Net Loss	-	-	-	-	(7,146)	(7,146)

Balance, September 30, 2020	120,942,987	12,094	4,378,213	(20,000)	(4,605,695)	(235,388)

Net Loss	-	-	-	-	(96,676)	(96,676)

Balance, September 30, 2021	120,942,987	$12,094	$4,378,213	$(20,000)	$(4,702,371)	$(332,064)

The accompanying notes are an integral part of the financial statements

KINGFISH HOLDING CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

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

2. Summary of Significant Accounting Policies:

Basis of presentation:

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), and pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the years ended September 30, 2021 and 2020.

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

Cash:

Cash is maintained at a financial institution and, at times, the balance may exceed federally insured limits. The Company has never experienced any losses related to the balance. Currently, the FDIC provides insurance coverage up to $250,000 per depositor at each financial institution and the Company’s cash balance did not exceed such coverage on September 30, 2021.

2. Summary of Significant Accounting Policies (continued):

For purpose of the statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash.

Fair Value of Financial Instruments:

The carrying amounts of cash and current liabilities approximate fair value because of the short maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. Management does not hold or issue financial instruments for trading purposes, nor does the Company utilize derivative instruments in the management of the Company’s foreign exchange, commodity price or interest rate market risks.

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

The Company gives effect to these dilutive securities using the If-Converted-Method. At September 30, 2021 and 2020, convertible notes payable to related party of $90,020 can potentially convert into 90,020 shares of common stock. Interest expense related to the convertible notes was immaterial. These shares have been excluded from the diluted net loss per share calculations because the effect of including them would be anti-dilutive, at September 30, 2021 and 2020.

3. Going Concern:

As reflected in the Company’s financial statements, the Company has a retained deficit of $4,702,371 and $4,605,695 as of September 30, 2021 and 2020, respectively. The Company used cash of $89,777 and $3,915 in operating activities during the years ended September 30, 2021 and 2020, respectively. The Company has a working capital deficiency of $312,064 at September 30, 2021 that is insufficient in management’s view to sustain current levels of operations for a reasonable period without additional financing. These trends and conditions continue to raise substantial doubt surrounding the Company’s ability to continue as a going concern for a reasonable period. Ultimately, the Company’s ability to continue as a going concern is dependent upon management’s ability to continue to curtail current operating expense and obtain additional financing to augment working capital requirements and support acquisition plans. There can be no assurance that management will be successful in achieving these objectives or obtain financing under terms and conditions that are suitable. The accompanying financial statements do not include any adjustments associated with these uncertainties.

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

The Company entered into a convertible note with a director for $20,000 effective March 3, 2016. The note bears interest at a rate of 3.5% per annum and all unpaid principal and interest were due on demand by the director. The outstanding principal balance of the note is convertible into the Company’s shares of common stock at the conversion price of $1.00 per share..

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

5. Preferred Stock:

The Company is authorized to issue up to 20,000,000 shares of Preferred Stock with designations, rights and preferences determined from time to time by our Board of Directors. Accordingly, our Board of Directors is empowered, without shareholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our Common Stock. The terms of the preferred stock have not been approved. As of September 30, 2021 and 2020, there was no Preferred Stock issued and outstanding.

6. Income Taxes:

The Company’s provision (benefit) for income taxes was as follows:
	9/30/2021	9/30/2020
Current
Federal	$-	$-
State	-	-
Foreign	-	-
	-	-
Deferred

Federal	(17,844)	(2,135)
State	(2,458)	(294)

Total	$(20,302)	$(2,429)
The income tax provision differs from the amount of tax determined by applying the Federal statutory rate as follows:

	9/30/2021	9/30/2020
Income tax provision at statutory rate:	$(20,302)	$(2,429)
Increase (decrease) in income tax due to:
Change in Valuation Allowance	20,302	2,429
	$-	$-

6. Income Taxes (continued):

Net deferred tax assets and liabilities were comprised of the following:

	9/30/2021	9/30/2020
Long-term deferred tax assets (liabilities)
Net Operating Loss	$612,253	$591,951
Valuation Allowance	(612,253)	(591,951)
	$-	$-

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

7. Rescission Liability:

On November 20, 2009, the Company issued 2,000,000 shares of its common stock to pay for services valued at $20,000. The issuance of these shares was declared invalid by the court since they were issued by prior management who did not have the authority to do so since they were validly removed on November 16, 2009. These shares remained outstanding at September 30, 2021 and will be returned to the Company’s transfer agent upon locating the holder of these shares.

8. Recent Accounting Pronouncement:

Recent pronouncements issued by FASB, the American institute of Certified Public Accountants (“AICPA”) and the SEC did not have a material impact on the Company’s present or future financial statements.

9. Commitments and Contingencies:

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, “Contingencies”. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of September 30, 2021 and 2020, the Company is not aware of any contingent liabilities that should be reflected in the financial statements.

10. Subsequent Events:

In accordance with ASC 855, “Subsequent Events,” the Company has analyzed it operations subsequent to September 30, 2021 to the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2021 as required by the Securities Exchange Act of 1934 Rule 15d-15(c). In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) based on the framework in its “Internal Control-Integrated Framework (2013 Framework).”

Based on our evaluation, management concluded that our internal control over financial reporting was not effective as of September 30, 2021 because of material weaknesses in our internal control over financial reporting. A material weakness is a control deficiency or combination of deficiencies in internal control, such that there is a reasonable possibility that a material misstatement of the entity’s financial statements will not be prevented or detected and corrected on a timely basis. Our management concluded that the Company has several material weaknesses in our internal control over financial reporting because of inadequate segregation of duties over authorization due to the lack of employees for this purpose, lack of sufficient documentation concerning our review, risk assessment, and recording of transactions, as well as the financial reporting of such transactions.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The directors and executive officers of the Company, their ages, and positions with the Company as of September 30, 2021 are set forth below.

Name	Age	Position with Company

Ted Sparling	58	Director, President, and Chief Executive Officer

James K. Toomey	56	Director and Secretary

James M. La Manna	56	Director and Chief Financial Officer

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

Ted Sparling has served as the President, Chief Executive Officer, and a director of the Company since January 2012. Mr. Sparling also served as Chief Executive Officer and Secretary from January 2012 until November 2014, and as the President of the Kesselring Corporation, a Florida corporation, from March 2005 (prior to its acquisition by the Company pursuant to the Share Exchange Agreement, dated May 18, 2007) until October 2007 when the Shares Exchange Agreement was consummated. Mr. Sparling also has served as the President and sole director of Gulf & Bay Constructors, Inc., a building contractor located in west central Florida, since December 2006 and has served in the same capacities for Gulf & Bay Inspections, Inc., a building inspector located in west central Florida, since January 2007. Mr. Sparling has been a state certified building contractor since 1989 and has been a state certified home inspector since 2012.

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

Compensation Committee. The Compensation Committee is comprised solely of Mr. Toomey, and it did not hold any meetings during fiscal year ended September 30, 2021. The Compensation Committee does not have a charter. However, principal responsibilities of this committee are to review and make recommendations to the Board of Directors concerning the compensation of officers of the Company, to provide input and make recommendations to the Board on individuals elected to be executive officers of the Company, to review and make recommendations with respect to the Company’s existing and proposed compensation and bonus plans, and to serve as the committee responsible for administering the Company’s existing compensation and benefits plans. In addition, this committee also is responsible for evaluating and recommending compensation to be paid to our directors, including retainers, fees, benefits and perquisites. The sole member of this Committee is not independent within the meaning of the listing standards of the Nasdaq Rule 5605(a)(2)(A).

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

The Company did not pay any officer or any other person any compensation for the fiscal years ended September 30, 2021 or 2020 and none of our executive officers has an employment agreement with the Company. Furthermore, as of September 30, 2021, the none of our executive officers have any outstanding equity awards in his capacity as an employee with respect to the Company’s common shares.

Director Compensation

None of the Company’s directors received any cash compensation, equity awards, or other non-cash compensation or other arrangements for services provided in their capacity as directors for the fiscal year ended September 30, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Company’s outstanding common shares as of December 31, 2021 by: (a) each person known by us to beneficially own 5% or more of the Company’s common shares, (b) each director of the Company and each executive officer of the Company, and (c) all directors and executive officers of the Company as a group. Except as otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all of the common shares owned by them.

Name of Beneficial Owner	Current Beneficial Ownership
	Number (1)	Percentage (2)
Directors and Executive Officers

James K. Toomey (3)	84,832,925	70.08%
Ted Sparling	3,719,668	3.08%
Jim La Manna	2,000,000	1.66%
All directors and executive officers as a group (3 persons)(4)	90,552,593	74.81%

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

(3)

Includes (a) 5,010,975 common shares held jointly by Mr. Toomey and his spouse over which he has shared voting and investment powers, and (b) 710,600 common shares owned by Tectonics, Inc., a family-owned corporation in which Mr. Toomey and his spouse own 38.52% of the outstanding equity interests and for which Mr. Toomey serves as a director and his spouse serves as the president, and by reason thereof Mr. Toomey may be deemed to be the beneficial owner of such shares. This also includes 107,788 shares that may be issued upon conversion of the convertible promissory notes and advances in principal aggregate amount of $90,020 issued pursuant to loan advances made in December 2015, March 2016, July 2016, September 2016, and February 2019 (“Convertible Notes”), including the shares issuable with respect to the accrued interest thereon. All of the Convertible Notes are currently convertible at a conversion price of $1.00 per share. Mr. Toomey’s address is 800 Morgan-Johnson Road, Bradenton, FL 34208.

(4)

Includes 107,788 shares that may be issued upon conversion of outstanding convertible promissory notes in principal aggregate amount of $90,020 (including shares issuable with respect to the accrued interest thereon).

Equity Compensation Plans

During the fiscal year ended September 30, 2021, we did not have any equity incentive or other equity awards plans in which any director, officer, consultant, or employee of our Company was able to participate. During the fiscal year ended September 30, 2021, no individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs were made to our directors or executive officers and, as of September 30, 2021, none of our directors or our executive offices have been granted, or held, any stock options or other equity award to acquire any of our capital stock.

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

Under such definition, as of September 30, 2021, none of our directors could be classified as independent. Each of our directors are considered a non-independent director because of their appointment as executive officers of the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Accell Audit & Compliance, P.A., an independent registered public accounting firm (“AAC”), has served as the Company’s auditors for the fiscal year ending September 30, 2021.

Audit and Non-Audit Fees

The following table presents fees for professional audit services rendered by AAC for the audit of the Company’s annual financial statements for the years ended September 30, 2021 and fees billed for other services rendered by AAC during this period.

2021
Audit fees (1)	$30,000
Audit related fees (2)	$0
Tax fees (3)	$0
All other fees (4)	$0

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

                Prior to the 2021 fiscal year, AAC was engaged in 2020 to audit the Company’s financial statements for each of the fiscal years ended September 30, 2016, 2017, 2018, 2019, and 2020.   Accordingly, Accell has audited the Company’s financial statements for the fiscal year ended September 30, 2021 set forth in this Form 10-K, together with the September 30, 2020 fiscal year referenced above.  Our independent auditor, AAC billed an aggregate of $17,500 in 2020, $22,500 in 2021 in connection with that engagement, and has no unbilled fees related to audit fees for audits of the financial statements of the Company for years 2016, 2017, 2018, 2019, and 2020.  There were no audit related fees, tax fees, or other fees.

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

34

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

31.1 *

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(a)), with respect to the registrant’s Annual Report on Form 10-K for the year ended September 30, 2021.

31.2 *

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(a)), with respect to the registrant’s Annual Report on Form 10-K for the year ended September 30, 2021.

32.1 *	Certificate of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(b)).

32.2 *	Certificate of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(b)).

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document). *

101.SCH	Inline XBRL Taxonomy Extension Schema Document. *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document. *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. *

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101). *

_____________

*	Exhibit Filed Herewith

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

