Form 10-Q
period 2022-03-31
Kingfish Holding Corp
filed 2022-07-15
CIK 1374881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-52375

Kingfish Holding Corporation
(Exact Name of Registrant as Specified in its Charter)

Delaware	20-4838580
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	(Identification No.)

822 62nd Street Circle East, Suite 105
Bradenton, Florida	34208
Address of Principal Executive Offices)	(Zip Code)

(941) 487-3653

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
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

As of May 13, 2022, the number of issued and outstanding common shares of the registrant was 120,942,987.

KINGFISH HOLDING CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KINGFISH HOLDING CORPORATION

BALANCE SHEETS

MARCH 31, 2022 AND SEPTEMBER 30, 2021

(UNAUDITED)

	03/31/22	09/30/21
ASSETS
Current assets:
Cash	$28,714	$38,227
Total Assets	$28,714	$38,277

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$109,512	$109,512
Accrued interest payable	23,761	20,809
Convertible notes payable to related party	90,020	90,020
Total Current Liabilities	223,293	220,341

Long term liabilities:
Note payable to related party	180,000	130,000
Rescission liability	20,000	20,000
Total Long Term Liabilities	200,000	150,000
Total Liabilities	423,293	370,341

Commitments and contingencies (Note 9)

Stockholders' deficit:
Preferred stock, par $0.0001, 20,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, par $0.0001, 200,000,000 shares authorized, 120,942,987 shares issued and outstanding	12,094	12,094
Paid in capital	4,378,213	4,378,213
Accumulated deficit	(4,764,886)	(4,702,371)
Rescission liability	(20,000)	(20,000)
Total stockholders’ deficit	(394,579)	(332,064)
Total Liabilities and Stockholders' Deficit	$28,714	$38,277

The accompanying notes are an integral part of the financial statements.

KINGFISH HOLDING CORPORATION

STATEMENTS OF OPERATIONS - UNAUDITED

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2022 AND 2021

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Expenses:
Professional fees	$36,096	$31,769	$59,513	$49,269
General and administrative expenses	30	-	50	839
Operating expenses	36,126	31,769	59,563	50,108
Other income
Interest expense	1,514	1,925	2,952	3,049
Total other expense	1,514	1,925	2,952	3,049

Net Income (Loss) Before Income Taxes	(37,640)	(33,694)	(62,515)	(53,157)

Provision for income taxes	-	-	-	-

Net Income (Loss)	$(37,640)	$(33,694)	$(62,515)	$(53,157)

Basic and diluted net income (Loss) per share	$0.00	$0.00	$0.00	$0.00

Basic and diluted weighted average common shares outstanding	120,942,987	120,942,987	120,942,987	120,942,987

The accompanying notes are an integral part of the financial statements.

KINGFISH HOLDING CORPORATION

STATEMENTS OF CASH FLOWS - UNAUDITED

FOR THE SIX MONTHS ENDED MARCH 31, 2022 AND 2021

	03/31/2022	03/31/2021
Cash Flows From Operating Activities:
Net income (loss)	$(62,515)	$(53,157)
Changes in operating assets and liabilities:
Accrued interest payable	2,952	3,049
Net Cash flows from operating activities	(59,563)	(50,108)

Cash Flows From Financing Activities:
Advances from related party	50,000	125,000
Net Cash flows from financing activities	50,000	125,000

Net Increase (Decrease) in Cash	(9,563)	74,892

Cash at the beginning of year	38,227	3,054

Cash at the end of the year	$28,714	$77,946

Supplemental disclosure of cash flow information:
Cash paid for taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of the financial statements.

KINGFISH HOLDING CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT - UNAUDITED

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2022 AND 2021

	Common Stock
	Shares	Par $0.0001	Paid In Capital	Accumulated Deficit	Rescission Liability	Total

Balance, December 31, 2020	120,942,987	$12,094	$4,378,213	$(4,625,158)	$(20,000)	$(254,851)

Net Loss	-	-	-	(33,694)	-	(33,694)

Balance, March 31, 2021	120,942,987	$12,094	$4,378,213	$(4,658,852)	$(20,000)	$(288,545)

Balance, December 31, 2021	120,942,987	$12,094	$4,378,213	$(4,727,264)	$(20,000)	$(356,957)

Net Loss	-	-	-	(37,640)	-	(62,515)

Balance, March 31, 2022	120,942,987	$12,094	$4,378,213	$(4,764,886)	$(20,000)	$(394,579)

	Common Stock
	Shares	Amount	Paid In Capital	Accumulated Deficit	Rescission Liability	Total

Balance, September 30, 2020	120,942,987	$12,094	$4,378,213	$(4,605,695)	$(20,000)	$(235,388)

Net Loss	-	-	-	(53,157)	-	(53,157)

Balance, March 31, 2021	120,942,987	$12,094	$4,378,213	$(4,658,852)	$(20,000)	$(288,545)

Balance, September 30, 2021	120,942,987	$12,094	$4,378,213	$(4,702,371)	$(20,000)	$(332,064)

Net Loss	-	-	-	(62,515)	-	(62,515)

Balance, March 31, 2022	120,942,987	$12,094	$4,378,213	$(4,764,886)	$(20,000)	$(394,579)

The accompanying notes are an integral part of the financial statements.

KINGFISH HOLDING CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2022

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

Cash:

Cash is maintained at a financial institution and, at times, the balance may exceed federally insured limits. The Company has never experienced any losses related to the balance. Currently, the FDIC provides insurance coverage up to $250,000 per depositor at each financial institution and the Company’s cash balance did not exceed such coverage on March 31, 2022.

For purpose of the statements of cash flows, the Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash.

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

The Company gives effect to these dilutive securities using the If-Converted-Method. At March 31, 2022 and 2021, convertible notes payable to related party of $90,020 can potentially convert into 90,020 shares of common stock. Interest expense related to the convertible notes was immaterial.  These shares have been excluded from the diluted net loss per share calculations because the effect of including them would be anti-dilutive at March 31, 2022 and 2021.

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

As reflected in the Company’s financial statements, the Company has an accumulated deficit of $4,764,886 and $4,702,371 as of March 31, 2022 and September 30, 2021, respectively. The Company used cash of $59,563 and $50,108 in operating activities during the six months ended March 31, 2022 and 2021, respectively. The Company has a working capital deficiency of $194,579 at March 31, 2022 that is insufficient in management‘s view to sustain current levels of operations for a reasonable period without additional financing. These trends and conditions continue to raise substantial doubt surrounding the Company’s ability to continue as a going concern for a reasonable period. Ultimately, the Company’s ability to continue as a going concern is dependent upon management’s ability to continue to curtail current operating expense and obtain additional financing to augment working capital requirements and support acquisition plans. There can be no assurance that management will be successful in achieving these objectives or obtaining financing under terms and conditions that are suitable. The accompanying financial statements do not include any adjustments associated with these uncertainties.

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

The Company entered into a note with Mr. Toomey, a director, for $50,000 effective February 7, 2022. The note bears interest, commencing on the date of the loan, at an initial rate of 2% per annum and the note matures on December 31, 2023. The maturity date of the note will accelerate and be due and payable immediately upon any change of control, merger, or other business combination (as defined in the note). If the maturity date is extended for any reason whatsoever (including in connection with an acceleration event), the note will bear interest at a rate of 5% per annum, commencing on the date of any such extension. The note is not convertible into the Company’s common shares.

6.	Preferred Stock

The Company is authorized to issue up to 20,000,000 shares of Preferred Stock with designations, rights and preferences determined from time to time by our Board of Directors. Accordingly, our Board of Directors is empowered, without shareholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of the Company’s Common Stock. The terms of the preferred stock have not been approved.  As of March 31, 2022 and September 30, 2021, there was no Preferred Stock issued and outstanding.

7.	Income Taxes:

The Company's provision (benefit) for income taxes was as follows:
	03/31/2022	09/30/2021
Current
Federal	$-	$-
State	-	-
Foreign	-	-
	-	-
Deferred
Federal	(13,128)	(17,844)
State	(1,875)	(2,458)

Total	$(15,004)	$(20,302)

The income tax provision differs from the amount of tax determined by applying the Federal statutory rate as follows:

	03/31/2022	09/30/2021
Income tax provision at statutory rate:	$(15,004)	$(20,302)
Increase (decrease) in income tax due to:
Change in Valuation Allowance	15,004	20,302
	$-	$-

Net deferred tax assets and liabilities were comprised of the following:

	03/31/2022	09/30/2021
Long-term deferred tax assets (liabilities)
Net Operating Loss	$(627,257)	$612,253
Valuation Allowance	627,257	(612,253)
	$-	$-

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

On November 20, 2009, the Company issued 2,000,000 shares of its common stock to pay for services valued at $20,000. The issuance of these shares was declared invalid by the court since they were issued by prior management who did not have the authority to do so since they were validly removed on November 16, 2009. These shares remained outstanding at March 31, 2022 and will be returned to the Company’s transfer agent upon locating the holder of these shares.

9.	Commitments and Contingencies:

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, “Contingencies.” The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of March 31, 2022 and the date the statements are available for use, the Company is not aware of any contingent liabilities that should be reflected in the financial statements.

10.	Subsequent Events:

In accordance with ASC 855, “Subsequent Events,” the Company has analyzed it operations subsequent to March 31, 2022 to the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the operating results and financial condition of the Company for the fiscal quarters ended March 31, 2022 and 2021. The discussion and analysis set forth below is intended to assist you in understanding the financial condition and results of our operations and should be read in conjunction with our financial statements and the accompanying notes included elsewhere in this quarterly report. Our results of operations and financial condition, as reflected in the accompanying statements and related notes, are subject to management’s evaluation and interpretations of business conditions, changing market conditions and other factors. Historical results and trends which might appear should not be taken as indicative of future operations. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of various factors, including those discussed in our Form 10-K for the fiscal year ended September 30, 2021.

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

All written or oral forward-looking statements that are made or attributable to us are expressly qualified in their entirety by this cautionary notice. The forward-looking statements included herein are only made as of the date of this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2022 (this “Form 10-Q”). We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Results of Operations

Comparison of Three Months Ended March 31, 2022 and 2021

Revenues. Because we currently do not have any business operations, we have not had any revenues during the three months ended March 31, 2022 and March 31, 2021.

Operating Expenses. We had operating expenses of $37,640 and $33,694 for the three months ended March 31, 2022 and March 31, 2021, respectively. The increase in expenses for the three months ended March 31, 2022 as compared to the three months year ended March 31, 2021 were related to our efforts to bring the company back to reporting status. These expenses were incurred in effort to maintain our corporate status, audit our financial statements and other matters related to maintaining our SEC filing requirements.

Net Income (Loss). We recognized a net loss of $37,640 and $33,694 for the three months ended March 31, 2022 and March 31, 2021, respectively, because our operations were dormant and expenses were initiated to reinstate our corporation’s standing and update our filing requirements during the current fiscal quarter.

Comparison of Six Months Ended March 31, 2022 and 2021

Revenues. Because we currently do not have any business operations, we have not had any revenues during the six months ended March 31, 2022 and March 31, 2021.

General and Administrative Expenses. We had operating expenses of $62,515 and $53,157 for the six months ended March 31, 2022 and March 31, 2021, respectively. The increase in such expenses for the six-months ended March 31, 2022 as compared to the same period ended March 31, 2021 were related to our efforts to bring the company back to reporting status. These expenses were incurred in effort to maintain our corporate status, audit our financial statements and other matters related to maintaining our SEC filing requirements.

Net Income (Loss). We recognized a net loss of $62,515 and $53,157 for the six months ended March 31, 2022 and March 31, 2021, respectively, because our operations were dormant and expenses were initiated to reinstate our corporation’s standing and update our filing requirements during the current fiscal year.

Liquidity and Capital Resources

As of March 31, 2022, the Company had limited cash resources and we had a working capital deficit of $194,579. Our current liabilities were $223,293 at March 31, 2022 and $220,341 at September 30, 2021, respectively. Our total assets decreased from $38,277 at September 30, 2021 to $28,714 at March 31, 2022 due to an increase in professional fees incurred in connection with matters related to maintaining our SEC filing requirements.

.

In order for the Company to finance the completion of the preparation and filing of all of the Company’s delinquent Forms 10-K and Form 10-Qs for the fiscal year ended September 30, 2021 with the Commission and to commence its proposed business activities described herein, Mr. Toomey made an additional loan to the Company in aggregate amount of $50,000 on February 7, 2022 (the “Toomey Loan”).

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

We had no material commitments for capital expenditures as of March 31, 2022. However, if we are able to execute our business plan as anticipated in the future, we would likely incur substantial capital expenditures and require additional financing to fund such expenditures.

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

Our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of the end of such period, our disclosure controls and procedures were not effective as of March 31, 2022 due to material weakness in our internal control over financial reporting in providing reasonable assurance in timely alerting management to material information relating to the Company and that information required to be disclosed in our reports is recorded, processed, summarized, and reported as required to be included in our periodic filings with the Commission. Due to the Company’s limited resources and staffing, management has not developed a plan to mitigate the above material weaknesses. Despite the existence of these material weaknesses, the Company believes the financial information presented herein is materially correct and in accordance with generally accepted accounting principles in the United States.

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

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(a)), with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022. *

31.2	--

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(a)), with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.*

32.1	--	Certificate of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(b)). *

32.2	--	Certificate of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(b)). *

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document). *

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. *

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*  Exhibit Filed Herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINGFISH HOLDING CORPORATION

Date: July 12, 2022	By:	/s/ Ted Sparling
Ted Sparling
Chief Executive Officer
(Principal Executive Officer)

