Form 10-Q
period 2022-06-30
Kingfish Holding Corp
filed 2022-08-16
CIK 1374881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

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

As of August 12, 2022, the number of issued and outstanding common shares of the registrant was 120,942,987.

KINGFISH HOLDING CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KINGFISH HOLDING CORPORATION

BALANCE SHEETS

 JUNE 30, 2022  AND SEPTEMBER 30, 2021

	(UNAUDITED)
	6/30/22	9/30/21
ASSETS
Current assets:
Cash	$5,245	$38,277
Total Assets	$5,245	$38,277

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$109,512	$109,512
Accrued interest payable	25,449	20,809
Convertible notes payable to related party	90,020	90,020
Total Current Liabilities	224,981	220,341

Long term liabilities:
Notes payable to related party	180,000	130,000
Rescission liability	20,000	20,000
Total Long Term Liabilities	200,000	150,000
Total Liabilities	424,981	370,341

Commitments and contingencies (Note 9)

Stockholders' deficit:
Preferred stock, par $0.0001, 20,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, par $0.0001, 200,000,000 shares authorized, 120,942,987 shares issued and outstanding	12,094	12,094
Paid in capital	4,378,213	4,378,213
Accumulated deficit	(4,790,043)	(4,702,371)
Rescission liability	(20,000)	(20,000)
Total stockholders’ deficit	(419,736)	(332,064)
Total Liabilities and Stockholders' Deficit	$5,245	$38,277

The accompanying notes are an integral part of the financial statements.

KINGFISH HOLDING CORPORATION

STATEMENTS OF OPERATIONS - UNAUDITED
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2022 AND 2021

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Expenses:
Professional fees	$23,469	$2,100	$82,982	$51,369
General and administrative expenses	-	-	50	839
Operating expenses	23,469	2,100	83,032	52,208
Interest expense	1,688	1,925	4,640	4,974
Total expenses	25,157	4,025	87,672	57,182

Net Income (Loss) Before Income Taxes	(25,157)	(4,025)	(87,672)	(57,182)

Provision for income taxes	-	-	-	-

Net Income (Loss)	$(25,157)	$(4,025)	$(87,672)	$(57,182)

Basic and diluted net income (Loss) per share	$0.00	$0.00	$0.00	$0.00

Basic and diluted weighted average common shares outstanding	120,942,987	120,942,987	120,942,987	120,942,987

The accompanying notes are an integral part of the financial statements.

KINGFISH HOLDING CORPORATION

STATEMENTS OF CASH FLOWS - UNAUDITED

FOR THE NINE MONTHS ENDED JUNE 30, 2022 AND 2021

	6/30/2022	6/30/2021
Cash Flows From Operating Activities:
Net income (loss)	$(87,672)	$(57,182)
Changes in operating assets and liabilities:
Accrued interest payable	4,640	4,974
Net Cash flows used by operating activities	(83,032)	(52,208)

Cash Flows From Financing Activities:

Advances from related party	50,000	125,000
Net Cash flows from financing activities	50,000	125,000

Net Increase (Decrease) in Cash	(33,032)	72,792

Cash at the beginning of year	38,277	3,054

Cash at the end of the year	$5,245	$75,846

Supplemental disclosure of cash flow information:
Cash paid for taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of the financial statements.

KINGFISH HOLDING CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT - UNAUDITED FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2022 AND 2021

	Common Stock
	Shares	Par $0.0001	Paid In Capital	Accumulated Deficit	Rescission Liability	Total

Balance, March 31, 2021	120,942,987	$12,094	$4,378,213	$(4,658,852)	$(20,000)	$(288,545)

Net Loss	-	-	-	(4,025)	-	(4,025)

Balance, June30, 2021	120,942,987	$12,094	$4,378,213	$(4,662,877)	$(20,000)	$(292,570)

Balance, March 31, 2022	120,942,987	$12,094	$4,378,213	$(4,764,886)	$(20,000)	$(394,579)

Net Loss	-	-	-	(25,157)	-	(25,157)

Balance, June 30, 2022	120,942,987	$12,094	$4,378,213	$(4,790,043)	$(20,000)	$(419,736)

	Common Stock
	Shares	Par $0.0001	Paid In Capital	Accumulated Deficit	Rescission Liability	Total

Balance, September 30, 2020	120,942,987	$12,094	$4,378,213	$(4,605,695)	$(20,000)	$(235,388)

Net Loss	-	-	-	(57,182)	-	(57,182)

Balance, June30, 2021	120,942,987	$12,094	$4,378,213	$(4,662,877)	$(20,000)	$(292,570)

Balance, September 30, 2021	120,942,987	$12,094	$4,378,213	$(4,702,371)	$(20,000)	$(332,064)

Net Loss	-	-	-	(87,672)	-	(87,672)

Balance, June 30, 2022	120,942,987	$12,094	$4,378,213	$(4,790,043)	$(20,000)	$(419,736)

The accompanying notes are an integral part of the financial statements.

KINGFISH HOLDING CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2022

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

Cash:

Cash is maintained at a financial institution and, at times, the balance may exceed federally insured limits. The Company has never experienced any losses related to the balance. Currently, the FDIC provides insurance coverage up to $250,000 per depositor at each financial institution and the Company’s cash balance did not exceed such coverage on June 30, 2022.

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

The Company gives effect to these dilutive securities using the If-Converted-Method. At June 30, 2022 and 2021, convertible notes payable to related party of $90,020 can potentially convert into 90,020 shares of common stock. Interest expense related to the convertible notes was immaterial.  These shares have been excluded from the diluted net loss per share calculations because the effect of including them would be anti-dilutive, at June 30, 2022 and 2021.

Recent Accounting Pronouncements:

Recent pronouncements issued by FASB, the American institute of Certified Public Accountants (“AICPA”) and the SEC did not have a material impact on the Company’s present or future financial statements.

3. Going Concern:

As reflected in the Company’s financial statements, the Company has a retained deficit of $4,790,043 and $4,702,371 as of June 30, 2022 and September 30, 2021, respectively. The Company used cash of $83,032 and $52,208 in operating activities during the nine months ended June 30, 2022 and 2021, respectively. The Company has a working capital deficiency of $219,736 at June 30, 2022 that is insufficient in management‘s view to sustain current levels of operations for a reasonable period without additional financing. These trends and conditions continue to raise substantial doubt surrounding the Company’s ability to continue as a going concern for a reasonable period. Ultimately, the Company’s ability to continue as a going concern is dependent upon management’s ability to continue to curtail current operating expense and obtain additional financing to augment working capital requirements and support acquisition plans. There can be no assurance that management will be successful in achieving these objectives or obtaining financing under terms and conditions that are suitable. The accompanying financial statements do not include any adjustments associated with these uncertainties.

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

The Company entered into a note with Mr. Toomey, a director, for $50,000 effective March 7, 2022. The note bears interest, commencing on the date of the loan, at an initial rate of 2% per annum and the note matures on December 31, 2024. The maturity date of the note will accelerate and be due and payable immediately upon any change of control, merger, or other business combination (as defined in the note). If the maturity date is extended for any reason whatsoever (including in connection with an acceleration event), the note will bear interest at a rate of 5% per annum, commencing on the date of any such extension. The note is not convertible into the Company’s common shares.

6. Preferred Stock:

The Company is authorized to issue up to 20,000,000 shares of Preferred Stock with designations, rights and preferences determined from time to time by our Board of Directors. Accordingly, our Board of Directors is empowered, without shareholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our Common Stock. The terms of the preferred stock have not been approved.  As of June 30, 2022 and September 30, 2021, there was no Preferred Stock issued and outstanding.

7. Income Taxes:

The Company's provision (benefit) for income taxes was as follows:

	6/30/2022	9/30/2021
Current
Federal	$-	$-
State	-	-
Foreign	-	-
	-	-
Deferred
Federal	(18,411)	(17,844)
State	(2,630)	(2,458)

Total	$(21,041)	$(20,302)

The income tax provision differs from the amount of tax determined by applying the Federal statutory rate as follows:

	6/30/2022	9/30/2021

Income tax provision at statutory rate:	$(21,041)	$(20,302)
Increase (decrease) in income tax due to:
Change in Valuation Allowance	21,041	20,302
	$-	$-

Net deferred tax assets and liabilities were comprised of the following:

	6/30/2022	9/30/2021
Long-term deferred tax assets (liabilities)
Net Operating Loss	$633,294	$612,253
Valuation Allowance	(633,294)	(612,253)

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

8. Rescission Liability:

On November 20, 2009, the Company issued 2,000,000 shares of its common stock to pay for services valued at $20,000. The issuance of these shares was declared invalid by the court since they were issued by prior management who did not have the authority to do so since they were validly removed on November 16, 2009. These shares remained outstanding at June 30, 2022 and will be returned to the Company’s transfer agent upon locating the holder of these shares.

9. Commitments and Contingencies:

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, “Contingencies.” The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of June 30, 2022 and the date the statements are available for use, the Company is not aware of any contingent liabilities that should be reflected in the financial statements.

10. Subsequent Events:

In accordance with ASC 855, “Subsequent Events,” the Company has analyzed it operations subsequent to June 30, 2022 to the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the operating results and financial condition of the Company for the fiscal quarters ended June 30, 2022 and 2021. The discussion and analysis set forth below is intended to assist you in understanding the financial condition and results of our operations and should be read in conjunction with our financial statements and the accompanying notes included elsewhere in this quarterly report. Our results of operations and financial condition, as reflected in the accompanying statements and related notes, are subject to management’s evaluation and interpretations of business conditions, changing market conditions and other factors. Historical results and trends which might appear should not be taken as indicative of future operations. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of various factors, including those discussed in our Form 10-K for the fiscal year ended September 30, 2021.

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

All written or oral forward-looking statements that are made or attributable to us are expressly qualified in their entirety by this cautionary notice. The forward-looking statements included herein are only made as of the date of this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2022 (this “Form 10-Q”). We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

In May 2020, the Company determined that the business environment had sufficiently changed so that identifying a target and completing a business combination may be more likely than was previously the case. As part of this strategy, the Company determined to attempt to seek the financing necessary to prepare and file all of its delinquent Forms 10-K under the Exchange Act and to again aggressively pursue an acquisition target. In order for the Company to finance the preparation and filing of the Company’s delinquent periodic report filings with the Commission, Mr. Toomey, a principal shareholder, director and secretary of the Company, loaned the Company approximately $130,000 during the fiscal year ended September 30, 2021 (“Toomey Loans”).

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

Results of Operations

Comparison of Three Months Ended June 30, 2022 and 2021

Revenues. Because we currently do not have any business operations, we have not had any revenues during the three months ended June 30, 2022 and June 30, 2021.

Operating Expenses. We had operating expenses of $25,157 and $4,025 for the three months ended June 30, 2022 and June 30, 2021, respectively. The expenses during the three month period ended June 30, 2022 and June 30, 2021 primarily consisted of payments associated with maintaining our corporate status. The increase in such expenses for the three months ended June 30, 2022 as compared to the same period ended June 30, 2021 were related to our efforts to bring the company back to reporting status. These expenses were incurred in effort to maintain our corporate status, audit our financial statements and other matters related to maintaining our SEC filing requirements.

Net Income (Loss). We incurred net losses for the three months ended June 30, 2022 and June 30, 2021 of $25,157 and $4,025, respectively. The increase in net loss was because our operations were dormant and expenses were initiated to reinstate our corporation’s standing and update our filing requirements during the prior fiscal quarters.

Comparison of Nine Months Ended June 30, 2022 and 2021

Revenues. Because we currently do not have any business operations, we have not had any revenues during the nine months ended June 30, 2022 and June 30, 2021.

Operating Expenses.We had operating expenses of $87,672 and $57,182 for the nine months ended June 30, 2022 and June 30, 2021, respectively. The increase in such expenses for the nine-months ended June 30, 2022 as compared to the same period ended June 30, 2021 were related to our efforts to bring the company back to reporting status. These expenses were incurred in effort to maintain our corporate status, audit our financial statements and other matters related to maintaining our SEC filing requirements.

Net Income (Loss). We recognized a net loss of $87,672 and $57,182 for the nine months ended June 30, 2022 and June 30, 2021, respectively. The increase in net loss was due to our increased operating expenses during the current fiscal year.

Liquidity and Capital Resources

As of June 30, 2022, the Company had limited cash resources and we had a working capital deficit of $219,736. Our current liabilities were $224,981 at June 30, 2022 and $220,341 at September 30, 2021, respectively. Our total assets decreased from $38,227 at September 30, 2021 to $5,245 at June 30, 2022 due to an increase in professional fees incurred in connection with matters related to maintaining our SEC filing requirements.

In order for the Company to finance the completion of the preparation and filing of all of the Company’s delinquent Forms 10-K and Form 10-Qs for the fiscal year ended September 30, 2021 with the Commission and to commence its proposed business activities described herein, Mr. Toomey made an additional loan to the Company in aggregate amount of $50,000 on February 7, 2022 (the “Toomey Loan”).

The Toomey Loan is evidenced by a promissory note, dated March 7, 2022, issued by the Company to Mr. Toomey (the “2022 Promissory Note”). The 2022 Promissory Note bears interest, commencing on the date of the loan, at an initial rate of 2% per annum and the note matures on December 31, 2024. The maturity date of the 2022 Promissory Notes will accelerate and be due and payable immediately upon any change of control, merger, or other business combination (as defined in the 2022 Promissory Note). If the maturity date is extended for any reason whatsoever (including in connection with an acceleration event), the 2022 Promissory Note will bear interest at a rate of 5% per annum, commencing on the date of any such extension. The 2022 Promissory Note is not convertible into our common shares.

These funds were used to pay for the Company’s ongoing business operations, consisting primarily of payments associated with maintaining our corporate status and professional fees associated with preparing our delinquent periodic reports under the Exchange Act.

We had no material commitments for capital expenditures as of June 30, 2022. However, if we are able to execute our business plan as anticipated in the future, we would likely incur substantial capital expenditures and require additional financing to fund such expenditures.

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

Recent Business Activities

As of the date of filing of this Form 10-Q and as previously disclosed, the Company has entered into preliminary discussions regarding a potential business combination with Renovo Resource Solutions, Inc. (“Renovo”), a Florida corporation located in Manatee County, Florida, and 6, LLC, a Florida limited liability real estate holding company controlled by Renovo which owns the land on which Renovo conducts its business (Renovo and 6 LLC, collectively the “Renovo Group”). Renovo is engaged in an environmentally friendly scrap yard operation. Renovo’s operations are located on a site specifically engineered for its business and includes a new constructed facility for its operations. Renovo is a privately held company in which Mr. Toomey and his family have a one-third ownership interest. The Company has only commenced preliminary discussions with the Renovo Group and has not entered into a letter of intent or other undertaking with Renovo. It is anticipated that when the Company is analyzing the available alternatives, it will consider and evaluate, among other things, a potential business combination with Renovo in combination with a simultaneous equity financing transaction.

The Renovo Group has incurred indebtedness of approximately $6.1 million (“Renovo Indebtedness”) in connection with its business operations and land holdings, consisting primarily of the construction costs incurred in connection with its newly constructed facilities. Although we had originally had believed that the feasibility of any such transaction would require a side by side equity financing at the time of any such potential business combination, we also are evaluating whether any of any such transaction is feasible without any such equity financing. No determination has been made with respect thereto and we are continuing our discussions and evaluations of feasibility and/or our desire to proceed with negotiations. If the Company should enter into an agreement to engage in a business combination with the Renovo Group, of which there is no assurance, we may be required to assume the Renovo Indebtedness. Accordingly, if the Company were to pursue a business combination with the Renovo Group under such circumstances, we would have to ascertain whether we would be able to service the debt obligations of the combined entity and otherwise satisfy any post-acquisition working capital requirements. Although we have commenced negotiations with the Renovo Group, in light of the issues surrounding the lack of a potential side-by-side equity financing arrangement and a number of other significant uncertainties surrounding a possible transaction, there is no assurance that the Company and the Renovo Group will reach any agreement with respect to a business combination and, if so, whether we will be able to consummate such a transaction.

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

Our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of the end of such period, our disclosure controls and procedures were not effective as of June 30, 2022 due to material weakness in our internal control over financial reporting in providing reasonable assurance in timely alerting management to material information relating to the Company and that information required to be disclosed in our reports is recorded, processed, summarized, and reported as required to be included in our periodic filings with the Commission. Due to the Company’s limited resources and staffing, management has not developed a plan to mitigate the above material weaknesses. Despite the existence of these material weaknesses, the Company believes the financial information presented herein is materially correct and in accordance with generally accepted accounting principles in the United States.

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

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(a)), with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022. *

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(a)), with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.*

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

KINGFISH HOLDING CORPORATION

Date: August 16, 2022	By:	/s/ Ted Sparling
Ted Sparling
Chief Executive Officer
(Principal Executive Officer)

