Form 10-K
period 2022-09-30
Kingfish Holding Corp
filed 2022-12-30
CIK 1374881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-K

____________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-52375

Kingfish Holding Corporation
(Exact Name of Registrant as Specified in its Charter)

Delaware	20-4838580
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer (Identification No.)

822 62nd Street Circle East, Unit 105 Bradenton, Florida	34208
(Address of Principal Executive Offices)	(Zip Code)

(941) 487-3653

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
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

As of March 31, 2022, which was the last business day of the registrant’s completed second fiscal quarter for the reported fiscal year, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $30,498 (as quoted by the OTC Markets Group, Inc. on the pink sheets in their OTC Pink - No Information tier on such date).

As of December 16, 2022, the number of issued and outstanding shares of common stock of the registrant was 120,942,987.

Documents Incorporated By Reference: None

KINGFISH HOLDING CORPORATION

ANNUAL REPORT ON FORM 10-K

For The

Fiscal Year Ended September 30, 2022

A NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (including the exhibits hereto) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (“Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”), such as statements relating to our financial condition, results of operations, plans, objectives, future performance or expectations, and business operations.  These statements relate to expectations concerning matters that are not historical fact. Accordingly, statements that are based on management’s projections, estimates, assumptions, and judgments constitute forward-looking statements.  These forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “plan,” “estimate,” “approximately,” “intend,” “objective,” “goal,” “project,” and other similar words and expressions, or future or conditional verbs such as “will,” “should,” “would,” “could,” and “may.”  These forward-looking statements are based largely on information currently available to our management and on our current expectations, assumptions, plans, estimates, judgments and projections about our business and our industry, and such statements involve inherent risks and uncertainties.  Although we believe our expectations are based on reasonable estimates and assumptions, they are not guarantees of performance and there are a number of known and unknown risks, uncertainties, contingencies, and other factors (many of which are outside our control) which may cause actual results, performance, or achievements to differ materially from those expressed or implied by such forward-looking statements.  Accordingly, there is no assurance that our expectations will in fact occur or that our estimates or assumptions will be correct, and we caution investors and all others not to place undue reliance on such forward-looking statements.

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

All written or oral forward-looking statements that are made or attributable to us are expressly qualified in their entirety by this cautionary notice.  The forward-looking statements included herein are only made as of the date of this Annual Report on Form 10-K for the fiscal year ended September 30, 2022. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS

Background

Kingfish Holding Corporation (“us,” “our,” “we,” the “Company,” or “Kingfish”) was incorporated in the State of Delaware on April 11, 2006 as Offline Consulting Inc. On May 18, 2007, we entered into a reverse merger transaction pursuant to a Share Exchange Agreement whereby we acquired Kesselring Corporation, a Florida corporation. Following the reverse merger we became Kesselring Holding Corporation (“Kesselring Holding”) on June 8, 2007. A Certificate of Ownership was filed with the Secretary of State of the State of Delaware, effective as of June 8, 2007. On November 25, 2014, we changed our name to Kingfish Holding Corporation. The principal executive offices of the Company are located at 822 62nd Circle East, Unit 105, Bradenton, Florida 34208, and our telephone number is (941) 487-3653.

During the fiscal year ended September 30, 2010, the Company defaulted on its loan agreements with AMI Holdings, Inc., a corporation controlled by James K. Toomey, a shareholder, officer and director of the Company (“Mr. Toomey”), and certain of his relatives (“AMI”), and on May 24, 2010, AMI foreclosed on and took possession of all of the Company’s then-existing operating entities. On September 16, 2011, the Company, having only 69 holders of record and no significant assets, filed a Form 15 with the U.S. Securities and Exchange Commission (the “Commission”) to terminate the registration of its common shares under Section 12 of the Exchange Act and to suspend its reporting obligations under Section 15(d) of the Exchange Act.

In 2014, the Company took the steps necessary to reactivate its reporting obligations that had been suspended since 2011 under Section 15(d) of the Exchange Act (“Reactivation Actions”). The Company completed its Reactivation Actions and commenced its reactivated reporting obligations on December 17, 2014. However, the Company was unsuccessful in its endeavor to identify and engage in a business combination with a potential target company or business following its Reactivation Actions and, as of the fiscal year ended September 30, 2016, the Company had expended substantially all of its available cash and was unable to secure any additional funds to finance its operations. As a result, the Company was dormant from such date through May 2020.

In May 2020, the Company determined that the business environment had sufficiently changed so that identifying a target and completing a business combination may be more likely than was previously the case. As part of this strategy, the Company determined to attempt to seek the financing necessary to prepare and file all of its delinquent periodic reports on Form 10-K under the Exchange Act and to again aggressively pursue an acquisition target. In order for the Company to finance the preparation and filing of such delinquent periodic reports with the Commission, Mr. Toomey loaned the Company funds during the fiscal year ended 2020 and the first quarter of the 2021 fiscal year to finance such activities.

On March 2, 2022, the Company completed its filings with the Commission under the Exchange Act of all its delinquent periodic reports on Form 10-K for the fiscal years ended September 30, 2016 through 2021, as well as Forms 10-Q for the most recently completed fiscal year ended (“Filing Updates”).

Business Operations

Following the completion of the Filing Updates, the Company engaged in the process of pursuing suitable private company candidates for a business combination with the goal of maximizing shareholder value.  The Company was not been engaged in any business activities other than seek a business combination transaction.

Prior to completing the Filing Updates, and as reported therein, the Company had entered into preliminary discussions regarding a potential business combination with Renovo Resource Solutions, Inc. (“Renovo”), a Florida corporation located in Manatee County, Florida, and 6, LLC, a Florida limited liability real estate holding company (“6, LLC”) controlled by Renovo which owns the land on which Renovo conducts its business (Renovo and 6 LLC, collectively the “Renovo Group”). However, Company had only commenced preliminary discussions with the Renovo Group as of the date of the Filing Updates and had not entered into a letter of intent or other arrangements with Renovo, and the Company also was analyzing other available alternatives and financing arrangements. The Company undertook due diligence and continued discussions with Renovo through the end of the September 30, 2022 fiscal year.

Renovo, which was formed as a Florida corporation in 2014, is a privately held company engaged in an environmentally friendly scrap yard operation operating out of Manatee County Florida. Renovo has a scrap metal recycling license in the State of Florida and, as part of its business, it accepts certain metals from the public and then resells/recycles them to its customers.  Renovo’s operations are located on a ten-acre site at 3324 63rd Avenue East, Bradenton, FL 34203.  This location was specifically engineered for its business and includes a new constructed facility for its operations. Acceptable metals include aluminum, radiators, insulated aluminum wire,  automotive components (rotors, drums etc. but not major components), insulated copper wire, copper, brass, electric motors, stainless steel, scrap iron, refrigerators, clothing dryers, aluminum cans,  zinc, lead, batteries (lead acid),  washing machines, and both ferrous and non-ferrous metals. The above is only a brief summary of Renovo’s business operation and does not purport to describe fully its operations. A more detailed description of the business and operations of Renovo will be furnished to stockholders of the Company if a merger transaction with Renovo should be presented to the Company’s stockholders for their approval and, if consummated, such information will be included in a Form 8-K filed by the Company to report the closing of such merger transaction and the impact thereof on the Company’s operations and financial statements.

Mr. Toomey, a director and officer of the Company, and his wife serve on the board of directors of Renovo and he and his family have a one-third equity ownership interest in Renovo.

Recent Developments

Proposed Merger Transaction.

On October 28, 2022, the Company and Renovo entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which (i) Renovo will be merged with and into the Company (the “Merger”) in accordance with the provisions of the Delaware General Corporation Law (the “DGCL”) and the separate corporate existence of Renovo shall thereupon cease, and (ii) the Company shall be the successor or surviving corporation in the Merger (the “Surviving Corporation”).

Under the terms of the Merger Agreement, at the effective time of the Merger (“Effective Time”), each outstanding common share, no par value, of Renovo (“Renovo Stock”) will be converted into and will represent the right to receive 7,200 shares (“Exchange Ratio”) of common stock, par value $0.0001 per share, of the Company (“Company Stock”), after giving effect to the Reverse Stock Split (described below). The Exchange Ratio shall be fixed and no adjustment shall be made under any circumstances other than with respect to certain anti-dilution provision of the Merger Agreement. No fractional share of the Company Stock will be issued pursuant to the Merger. To the extent that a holder of Renovo Stock would otherwise have been entitled to receive a fraction of a share of Company Stock (after taking into account all certificates delivered by such holder), such holder shall receive, in lieu thereof, an additional fraction of a share of the Company Stock rounded up to the nearest whole share of the Company Stock.

The Board of Directors of the Company, having determined that the Merger Agreement and the Merger are fair to, and in the best interests of the Company and its stockholders, approved the Merger Agreement and the transactions contemplated thereby, and resolved to recommend adoption of the Merger Agreement by the Company’s stockholders.

The Company will seek stockholder approval of the Merger Agreement at the upcoming Annual Meeting of Stockholders of the Company (“Annual Meeting”). The Company’s largest stockholder, James K. Toomey and his affiliates, beneficially own a total of 84,835,922 shares of Common Stock, or approximately 70.08% of the outstanding Common Stock entitled to vote at the Annual Meeting, all of which are expected to be voted in favor of the approval of the Merger Agreement. Accordingly, if Mr. Toomey and his affiliates vote in favor of the Merger Agreement, the Merger Agreement will be approved without the need for any further vote of stockholders in favor of any proposals. Mr. Toomey is a director and executive officer of the Company.  As a result of the foregoing the Company does not anticipate soliciting proxies for the Annual Meeting. However, the Company does anticipate preparing and disseminating an information statement to its stockholders prior to the Annual Meeting which describes the operations of Renovo and related financial information, the Merger Agreement, and the Merger transaction, as well as all other actions to be taken thereat.

Consummation of the Merger is subject to a number of conditions, including among others, the following: (i) approval of the Merger Agreement by Renovo’s stockholders, (ii) the Company, as the surviving corporation in the Merger, shall have been approved as a Secondary Metals Recycler under Section 538.25 of the Florida Statutes to be effective immediately following the closing of the Merger, (iii) the Company shall have entered into a Registration Rights Agreement, a copy of which is attached as Exhibit A to the Merger Agreement, with each of the Renovo shareholders, (iv) each of the Renovo shareholders shall have entered into an Investment Agreement which is attached as Exhibit B to the Merger Agreement, (v) there shall not have been any material adverse effects on the operations of Renovo, (vi) there shall not have been certain additional adverse legal proceedings commenced against the Company or Renovo which prevents the consummation of the Merger transactions, and (vii) the satisfaction of certain other customary closing conditions.

The closing of the Merger transaction also is conditioned upon the Renovo’s acquisition of 6, LLC prior to the Closing by a merger transaction reasonably approved by the Company. 6, LLC owns the real property used by Renovo in conducting its business.

In addition to the conditions described above, the closing of the Merger transactions also are conditioned upon the approval and prior implementation of a an amendment to the Amended and Restated Certificate of Incorporation of the Company (the “Amended Certificate”) to effect (a) a 1-for 500 reverse stock split, such that every holder of the Company’s Common Stock shall receive one share of the Company’s Common Stock for every 500 shares of the Company’s Common Stock held prior to such reverse stock split, and all fractional shares resulting therefrom will be rounded up to the nearest whole share; and (b) a corresponding reduction of the number of authorized shares of Company’s Common Stock from 200,000,000 to 20,000,000 shares and the number of shares of Company’s Preferred Stock from 20,000,000 to 2,000,000 shares (collectively, the “Reverse Stock Split”).

The Merger Agreement contains customary representations, warranties and covenants made by Renovo, including, among other things, covenants (i) to conduct its business in the ordinary course consistent with past practice during the interim period between the execution of the Merger Agreement and consummation of the Merger and (ii) not to engage in certain kinds of transactions during such period. The Merger Agreement also contains certain termination rights for both the Company and Renovo.

If the Merger Agreement is consummated, the Company has agreed to take the steps necessary at the effective time of the Merger to expand the size of the Board of Directors and to appoint the following shareholder of Renovo to the Company’s board of directors to fill the vacancies created thereby: Randy Moritz, Keri Moritz, Brian Kendzior, and Lori Toomey.

The Merger is expected to close in the first quarter of 2023.

In order to close on the proposed Merger transaction, Renovo and the Company must prepare for filing with the Commission within four business days from the close of such Merger transaction, a Form 8-K that includes certain information relating to the post-Merger combined entities of the Company and Renovo Group as would be required in a Form 10 filed under the Exchange Act, including without limitation, all required disclosures concerning the post-Merger operations and management of the Company and all required consolidated and pro forma financial statements (“Merger Form 8-K”). The ability to prepare the Merger Form 8-K will be largely dependent on the ability of the Renovo Group to furnish the Company with audited financial statements and other information necessary to prepare such Merger Form 8-K. If the Renovo Group is unable to timely furnish such information to the Company, of which there is no assurance, the Merger Agreement may be terminated and the Merger transaction will not be consummated.

Although the parties have executed the Merger Agreement, there is no assurance that the parties will be able to consummate a Merger transaction.

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the Merger Agreement, which is filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on October 31, 2022.

Renovo Loan Transaction

Upon execution of the Merger Agreement, Renovo provided the Company with a loan in principal amount of $200,000 (the “Renovo Loan”), as evidenced by a promissory note (“Renovo Promissory Note”), to provide the funds necessary for the Company to continue operations and consummate the transactions contemplated by the Merger Agreement.

Blank Check and Shell Company Status

To the extent that the Company should engage in the issuance of its stock, the Company may be considered to be a “blank check” company.  The rules and regulations of the Commission defines blank check companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Exchange Act and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.”  Pursuant to Rule 12b-2 promulgated under the Exchange Act, the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations.  Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions.  Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination transaction.

If the Merger transaction is consummated, the Company should no longer be classified as a shell company under the Commission’s rules and the filing of the Merger Form 8-K should constitute the filing of current “Form 10 Information” under Rule 144(i)(2) and (3) and Instruction B.6. of Form S-3, each as promulgated by the Commission under the Securities Act.

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

ITEM 2. PROPERTIES

The Company neither rents nor owns any properties. The Company utilizes the office space and equipment of its Chief Financial Officer at no charge.

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

	High	Low
Year Ended September 30, 2022:
First Quarter (10/1/21 to 12/31/21)	$0.0050	$0.0000
Second Quarter (1/1/22 to 3/31/22)	$0.0010	$0.0010
Third Quarter (4/1/22 to 6/30/22)	$0.0029	$0.0010
Fourth Quarter (7/1/22 to 9/30/22)	$0.0033	$0.0029

Year Ended September 30, 2021:
First Quarter (10/1/20 to 12/31/20)	$0.0071	$0.0027
Second Quarter (1/1/21 to 3/31/21)	$0.0036	$0.0023
Third Quarter (4/1/21 to 6/30/21)	$0.0056	$0.0017
Fourth Quarter (7/1/21 to 9/30/21)	$0.0050	$0.0044

The numbers of holders of record of our common shares on December 16, 2022 was approximately 70. On December 16, 2022 the last reported sale price of our common shares as quoted by the OTC Markets Group, Inc. on the pink sheets in the OTC Pink - No Information tier was $0.0003 per share.

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

Restrictions on the Use of Rule 144 by Shell Companies or Former Shell Companies. Historically, the Commission’s staff has taken the position that Rule 144 is not available for the resale of securities initially issued by companies that are, or previously were, blank check companies, to their promoters or affiliates despite technical compliance with the requirements of Rule 144. The Commission has formalized and expanded this position in recent amendments to Rule 144 which prohibit the use of Rule 144 for resale of securities issued by any shell companies (other than business combination related shell companies) or any issuer that has been at any time previously a shell company. The Commission has provided an exception to this prohibition, however, if the following conditions are met:

•	the issuer of the securities that was formerly a shell company has ceased to be a shell company;

•	the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act;

•	the issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Form 8-K reports; and

•	at least one year has elapsed from the time that the issuer filed current “Form 10 Information” with the Commission reflecting its status as an entity that is not a shell company (which can be furnished on any other applicable form).

As a result, our existing shareholders will not be able to sell the shares pursuant to Rule 144 without registration until one year after we have completed our business combination and have satisfied the four conditions of a former shell company as described above.

If the Merger transaction is consummated, the Company should no longer be classified as a shell company under the Commission’s rules and the filing of the Merger Form 8-K should constitute the filing of current “Form 10 Information” under Rule 144.

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

Recent Sales of Unregistered Securities

We did not engage in any sales of unregistered securities during the fiscal year ended September 30, 2022.

Transfer Agent

The transfer agent and registrar for our common shares is Manhattan Transfer Registrar Co., whose address is 38B Sheep Pasture Road, Port Jefferson, New York 11777 and whose telephone number is 631-928-7655.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the operating results and financial condition of the Company for the fiscal years ended September 30, 2022 and 2021.  The discussion and analysis set forth below is intended to assist you in understanding the financial condition and results of our operations and should be read in conjunction with our audited financial statements and the accompanying notes included elsewhere in this Form 10-K. Our results of operations and financial condition, as reflected in the accompanying statements and related notes, are subject to management’s evaluation and interpretations of business conditions, changing market conditions and other factors. Historical results and trends that might appear should not be taken as indicative of future operations. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of various factors, including those discussed elsewhere in this Form 10-K.

Overview

Operations. The Company has not conducted any substantial operations since May 24, 2010, the date on which AMI foreclosed on and took possession of all of the Company’s then-existing operating entities other than those sold by the Company to an entity affiliated with Mr. King.

During the fiscal years ended September 30, 2013 and 2014, the Company’s primary activities consisted of taking the steps necessary to reactivate its reporting obligations under Section 15(d) of the Exchange Act that had been suspended since 2011 (referred to as the Reactivation Actions). On December 17, 2014, the Company completed its Reactivation Actions and recommenced its reporting obligations under the Exchange Act. However, the Company was unsuccessful in its endeavor to identify and engage in a business combination with a potential target company or business following its Reactivation Actions and, as of the fiscal year ended September 30, 2016, the Company had expended substantially all of its available cash and was unable to secure any additional funds to finance its operations. As a result, the Company was dormant from such date through May 2020.

In May 2020, the Company determined that the business environment had sufficiently changed so that identifying a target and completing a business combination may be more likely than was previously the case. As part of this strategy, the Company determined to attempt to seek the financing necessary to prepare and file its Filing Updates and to again aggressively pursue an acquisition target. In order for the Company to finance the preparation and filing of such delinquent periodic reports with the Commission, Mr. Toomey, a principal shareholder, director and secretary of the Company, loaned the Company funds during the fiscal year ended 2020 and the first quarter of the 2021 fiscal year to finance such activities.

On March 2, 2022, the Company completed its Filing Updates with the Commission under the Exchange Act of all its delinquent periodic reports on Form 10-K for the fiscal years ended September 30, 2016 through 2021, as well as Forms 10-Q for the most recently completed fiscal year ended.

Following the completion of the Filing Updates, the Company engaged in the process of pursuing suitable private company candidates for a business combination with the goal of maximizing shareholder value. The Company was not been engaged in any business activities other than seek a business combination transaction.

Prior to completing the Filing Updates, the Company had entered into preliminary discussions regarding a potential business combination with Renovo. However, Company had only commenced preliminary discussions with the Renovo Group as of the date of the Filing Updates and had not entered into a letter of intent or other arrangements with Renovo. Further, the Company also was analyzing other available alternatives and financing arrangements. The Company undertook due diligence and continued discussions with Renovo through the end of the September 30, 2022 fiscal year.

Financial Condition. We did not record revenues from operations during the fiscal years covered by our financial statements included in this Form 10-K and are not currently engaged in any business activities that provide cash flows. We do not expect to generate any revenues over the next 12 months, unless we enter into and complete a business combination transaction, such as the Merger transaction, during that period of time. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

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

We have negative working capital, negative stockholders’ equity and have not earned any revenues from operations since the fiscal year ended September 30, 2011. Because we have had no revenues from operations and do not own any significant assets against which we can borrow funds, we historically had relied on funds furnished by Mr. Toomey, a principal shareholder, director and secretary of the Company, in exchange for issuances of our convertible debt securities in order to finance our operations following our Reactivation Actions. However, Mr. Toomey temporarily ceased financing our operations at the end of our 2016 fiscal year end.

Following our determination that the business environment was once again favorable to pursue our strategy, Mr. Toomey again agreed to provide us with debt financing to recommence our operations. In order to fund our operations and proposed business activities through such time as we may consummate a merger or other business combination with a target company or business operation, we will need to continue to raise the required capital through the issuance of equity or debt securities or by other means. Although Mr. Toomey has provided us with additional debt financing since May 2020, we have no formal commitment that Mr. Toomey will continue to provide the Company with working capital sufficient until we consummate a merger or other business combination with a target company or business operation, and we anticipate that his willingness to provide additional financing will be dependent on our ability to demonstrate meaningful progress with our business strategy.

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

Results of Operations

Comparison of Years Ended September 30, 2022 and 2021

Revenues. Because we currently do not have any business operations, we have not had any revenues during our fiscal years ended September 30, 2022 and September 30, 2021.

Operating Expenses. We had operating expenses of $185,000 and $89,777 for the fiscal years ended September 30, 2022 and 2021, respectively. These expenses during the fiscal years ended September 30, 2022 and September 30, 2021 primarily consisted of payments associated with maintaining our corporate status and expenses were incurred in connection with our professional fees to prepare and file certain of our delinquent SEC filings in connection with the Filing Updates. During the fiscal years ended September 30, 2022, we also had $185,750 in expenses and professional fees incurred in connection with our due diligence of, and negotiations regarding a potential business combination with, the Renovo Group (“Renovo Related Fees”). The increase in such expenses for the fiscal year ended September 30, 2022 as compared to the same period ended September 30, 2021 primarily was due to such Renovo Related Fees.

Other Expenses.  We had interest expenses of $6,327 and $6,899 for the fiscal years ended September 30, 2022 and 2021, respectively.  The interest expenses in 2022 declined from those in 2021 due to reduced interest rates incurred on advances from related parties during 2022 as compared to 2021.

Net Income (Loss). We recognized a net loss of $192,127 for the fiscal year ended September 30, 2022 as compared to a net loss of $96,676 for the fiscal year ended September 30, 2021. The increase in net loss was directly attributable to the payment of additional professional fees incurred in connection with the Filing Updates and the Renovo Related Fees incurred during the current fiscal year.

Liquidity and Capital Resources

As of September 30, 2022, we had limited available cash resources and we had a working capital deficit of $324,191. Our current liabilities were $324,437 at September 30, 2022 and $350,341 at September 30, 2021. Total assets decreased to $ 246 as of September 30, 2022 from $38,277 as of September 30, 2021 due primarily to the additional expenses associated with the Renovo Related Fees in the fiscal year ended September 30, 2022.

We had no material commitments for capital expenditures as of September 30, 2022 and 2021. However, if we are able to execute our business plan as anticipated in the future, including the consummation of the proposed Merger transaction with the Renovo Group described below and in “Item 1. Business – Recent Developments – Proposed Merger Transaction,” we would likely incur substantial capital expenditures and require additional financing to fund such expenditures.

Following the completion of the Filing Updates, the Company borrowed $50,000 in aggregate principal amount from James K. Toomey, the Company’s corporate secretary and a director, (the “Toomey Loan”). The Toomey Loan is evidenced by a consolidated promissory note, dated March 7, 2022, issued by the Company to Mr. Toomey (the “2022 Promissory Note”). The 2022 Promissory Note bears interest, commencing on the date of the loan, at an initial rate of 2% per annum and the note matures on December 31, 2024. The maturity date of the 2022 Promissory Notes will accelerate and be due and payable immediately upon any change of control, merger, or other business combination (as defined in the 2022 Promissory Note). If the maturity date is extended for any reason whatsoever (including in connection with an acceleration event), the 2022 Promissory Note will bear interest at a rate of 5% per annum, commencing on the date of any such extension. The 2022 Promissory Note is not convertible into our common shares.

The proceeds of the Toomey Loan were used to pay outstanding amounts owed for professional services, to pay operating expenses, and to pursue the Company’s acquisition strategy.

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

However, in connection with the execution of the Merger Agreement as discussed in “—Subsequent Developments” below, Renovo provided the Company with a $200,000 loan to assist in the funding of ongoing operations pending the consummation of the proposed Merger transaction.

Subsequent Developments

On October 28, 2022, the Company and Renovo entered into the Merger Agreement, as discussed in greater detail in “Item 1. Business – Recent Developments – Proposed Merger Transaction,” pursuant to which Renovo will be merged with and into the Company, with the Company being the legal successor or surviving corporation in the Merger.

Pursuant to the terms of the Merger Agreement, Renovo loaned $200,000 in principal amount to the Company on October 28, 2022 (referred to as the Renovo Loan). The Renovo Loan is evidenced by a consolidated promissory note, dated October 28, 2022, issued by the Company to Renovo (referred to as the Renovo Promissory Note”)

The Renovo Promissory Note bears interest, commencing on the date of the loan, at an initial rate of 6% per annum and the note matures on October 28, 2024. No payments of principal or interest are due prior to the maturity date and on such date all such amounts are payable in full. The Company may prepay the amounts owed under the Renovo Promissory Note at any time without any prepayment penalties. In the event of a default by the Company under the Renovo Promissory Note, the outstanding principal amount, accrued and unpaid interest, and all other amounts payable under the Renovo Promissory Note shall become immediately due and payable without notice, declaration, or other act on the part of the Renovo.

The proceeds of the Renovo Loan have been used to provide the funds necessary for the Company to continue operations and consummate the transactions contemplated by the Merger Agreement.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Critical Accounting Policies and Estimates

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which requires management to make certain estimates and assumptions and apply judgments.

In its report dated December 30, 2022, our auditors, Accell Audit & Compliance P.A., expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. We generated no operating revenues for the fiscal years ended September 30, 2022 and 2021, and at September 30, 2022, we had a stockholders’ deficit of $524,191. Furthermore, at September 30, 2022 and 2021, we had an accumulated deficit of $4,894,498 and $4,702,371, respectively, and a working capital deficit of $324,191 at September 30, 2022. As a result of our working capital deficiency and anticipated operating costs for the next twelve months, we do not have sufficient funds available to sustain our operations for a reasonable period without additional financing. Our continuation as a going concern is therefore dependent upon future events, including our ability to close the proposed Merger transaction or raise additional capital and to generate positive cash flows.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Kingfish Holding Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Kingfish Holding Corporation (the “Company”) as of September 30, 2022 and 2021, and the related statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended September 30, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.  We determined that there were no critical audit matters.

/s/ Accell Audit & Compliance, P.A.

We have served as the Company’s auditor since 2020.

Tampa, Florida

December 30, 2022

3001 N. Rocky Point Dr. East, Suite 200 ☐ Tampa, Florida 33607 ☐ 813.367.3527

KINGFISH HOLDING CORPORATION

BALANCE SHEETS

SEPTEMBER 30, 2022 AND 2021

	2022	2021
ASSETS

Current assets:
Cash	$246	$38,277

Total Assets	$246	$38,277

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$207,300	$109,532
Accrued interest payable	27,137	20,809
Convertible notes payable to related party	90,000	90,000
Advances from related party	-	130,000
Total Current Liabilities	324,437	350,341

Long term liabilities:
Notes payable to related party	180,000	-
Rescission liability	(20,000)	(20,000)
Total Long Term Liabilities	200,000	20,000

Total Liabilities	524,437	370,341

Commitments and contingencies (Note 10)

Stockholders’ deficit:
Preferred stock, par $0.0001, 20,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, par $0.0001, 200,000,000 shares authorized, 120,942,987 shares issued and outstanding	12,094	12,094
Paid in capital	4,378,213	4,378,213
Accumulated deficit	(4,894,498)	(4,702,371)
Rescission liability	(20,000)	(20,000)
Total stockholders’ deficit	(524,191)	(332,064)

Total Liabilities and Stockholders’ Deficit	$246	$38,277

The accompanying notes are an integral part of the financial statements

KINGFISH HOLDING CORPORATION

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED SEPTEMBER 30, 2022 AND 2021

	2022	2021

Expenses:
Operating expenses:
Professional fees	$185,750	$88,938
General and administrative	50	839
Total operating expenses	185,800	89,777
Other Expenses:
Interest expense	6,327	6,899
Total other expenses	6,327	6,899
Total expenses	$192,127	$96,676

Net Income (Loss) Before Income Taxes	(192,127)	(96,676)

Provision for income taxes	-	-

Net Income (Loss)	$(192,127)	$(96,676)

Basic and diluted net income (loss) per share	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	120,942,987	120,942,987

The accompanying notes are an integral part of the financial statements

KINGFISH HOLDING CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED SEPTEMBER 30, 2022 AND 2021

	Common Stock		Paid In	Rescission	Accumulated
	Shares	Par $0.0001	Capital	Liability	Deficit	Total

Balance, September 30, 2020	120,942,987	$12,094	$4,378,213	$(20,000)	$(4,605,695)	$(235,388)

Net Loss	-	-	-	-	(96,676)	(96,676)

Balance, September 30, 2021	120,942,987	$12,094	$4,378,213	$(20,000)	$(4,702,371)	$(332,064)

Net Loss	-	-	-	-	(192,127)	(192,127)

Balance, September 30, 2022	120,942,987	$12,094	$4,378,213	$(20,000)	$(4,894,498)	$(524,191)

The accompanying notes are an integral part of the financial statements

KINGFISH HOLDING CORPORATION

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30, 2022 AND 2021

	2022	2021
Cash Flows From Operating Activities:
Net income (loss)	$(192,127)	$(96,676)
Adjustments to reconcile net income (loss) to net cash used by operations:
Changes in operating assets and liabilities:
Accrued interest payable	6,328	6,899
Accounts payable	97,768	-
Net Cash flows used by operating activities	(88,031)	(89,777)

Cash Flows From Financing Activities:

Advance from related party	-	125,000
Proceeds from note payable to related party	50,000	-
Net Cash flows from financing activities	50,000	125,000

Net Increase (Decrease) in Cash	(38,031)	35,223

Cash at the beginning of year	38,277	3,054

Cash at the end of the year	$246	$38,277

Supplemental disclosure of cash flow information:
Cash paid for taxes	$-	$-
Cash paid for interest	$-	$-
Advances from related party converted into note to related party	$130,000	$-

KINGFISH HOLDING CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

1.	Business:

Our Business:

Kingfish Holding Corporation (the “Company”) was incorporated in the State of Delaware on April 11, 2006 as Offline Consulting, Inc. It became Kesselring Holding Corporation on June 8, 2007 and on November 25, 2014 it changed its name to Kingfish Holding Corporation.

The Company terminated the registration of its common stock under Section 12 of the Exchange Act and the suspension of its reporting obligations under Section 15(d) of the Exchange Act in September 2011.

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

Basis of presentation:

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), and pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the years ended September 30, 2022 and 2021.

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

Cash:

Cash is maintained at a financial institution and, at times, the balance may exceed federally insured limits. The Company has never experienced any losses related to the balance. Currently, the FDIC provides insurance coverage up to $250,000 per depositor at each financial institution and the Company’s cash balance did not exceed such coverage on September 30, 2022.

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

Net income (loss) per share:

Basic income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of outstanding common shares during the period of computation. Diluted loss per share gives effect to potentially dilutive common shares outstanding. The Company gives effect to these dilutive securities using the If-Converted Method. Potentially dilutive securities include convertible financial instruments.

At September 30, 2022 and 2021, convertible notes payable to related party of $90,000 can potentially convert into 90,000 shares of common stock. Interest expense related to the convertible notes was immaterial. These shares have been excluded from the diluted net loss per share calculations because the effect of including them would be anti-dilutive, at September 30, 2022 and 2021.

3.	Going Concern:

As reflected in the Company’s financial statements, the Company has an accumulated deficit of $4,894,498 and $4,702,371 as of September 30, 2022 and 2021, respectively. The Company used cash of $88,031 and $89,777 in operating activities during the years ended September 30, 2022 and 2021, respectively. The Company has a working capital deficiency of $324,191 at September 30, 2022 that is insufficient in management’s view to sustain current levels of operations for a reasonable period without additional financing. These trends and conditions continue to raise substantial doubt surrounding the Company’s ability to continue as a going concern for a reasonable period. Ultimately, the Company’s ability to continue as a going concern is dependent upon management’s ability to continue to curtail current operating expense and obtain additional financing to augment working capital requirements and support acquisition plans. There can be no assurance that management will be successful in achieving these objectives or obtain financing under terms and conditions that are suitable. The accompanying financial statements do not include any adjustments associated with these uncertainties.

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

5.	Notes Payable to Related Party:

The Company entered into a note to convert prior advances in a note payable with Mr. Toomey, a director, for $130,000 effective February 1, 2021. The note bears interest, commencing on the date of the loan, at an initial rate of 2% per annum and the note matures on December 31, 2023. The maturity date of the note will accelerate and be due and payable immediately upon any change of control, merger, or other business combination (as defined in the note). If the maturity date is extended for any reason whatsoever (including in connection with an acceleration event), the note will bear interest at a rate of 5% per annum, commencing on the date of any such extension. The note is not convertible into the Company’s common shares.

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

The Company is authorized to issue up to 20,000,000 shares of Preferred Stock with designations, rights and preferences determined from time to time by our Board of Directors. Accordingly, our Board of Directors is empowered, without shareholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our Common Stock. The terms of the preferred stock have not been approved. As of September 30, 2022 and 2021, there was no Preferred Stock issued and outstanding.

7.	Income Taxes:

The Company’s provision (benefit) for income taxes was as follows:

	9/30/2022	9/30/2021
Current
Federal	$-	$-
State	-	-
Foreign	-	-
	-	-
Deferred
Federal	(35,462)	(17,844)
State	(4,885)	(2,458)

Total	$(40,347)	$(20,302)

The income tax provision differs from the amount of tax determined by applying the Federal statutory rate as follows:

	9/30/2022	9/30/2021
Income tax provision at statutory rate:	$(40,347)	$(20,302)
Increase (decrease) in income tax due to:
Change in Valuation Allowance	40,347	20,302
	$-	$-

Net deferred tax assets and liabilities were comprised of the following:

	9/30/2022	9/30/2021
Long-term deferred tax assets (liabilities)
Net Operating Loss	$652,600	$612,253
Valuation Allowance	(652,600)	(612,253)
	$-	$-

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

On November 20, 2009, the Company issued 2,000,000 shares of its common stock to pay for services valued at $20,000. The issuance of these shares was declared invalid by the court since they were issued by prior management who did not have the authority to do so since they were validly removed on November 16, 2009. These shares remained outstanding at September 30, 2022 and will be returned to the Company’s transfer agent upon locating the holder of these shares.

9.	Recent Accounting Pronouncements:

Recent pronouncements issued by FASB, the American institute of Certified Public Accountants (“AICPA”) and the SEC did not have a material impact on the Company’s present or future financial statements.

10.	Commitments and Contingencies:

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, “Contingencies”. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of September 30, 2022 and 2021, the Company is not aware of any contingent liabilities that should be reflected in the financial statements.

11.	Subsequent Events:

On October 28, 2022, the Company and Renovo Resource Solutions, Inc. (“Renovo”), a Florida corporation, entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Renovo will be merged with and into the Company (the “Merger”), with the Company being the legal successor or surviving corporation in the Merger. Consummation of the Merger is subject to a number of conditions, including among others approval of the Merger Agreement by Renovo’s stockholders, the Company shall have been approved as a Secondary Metals Recycler under Section 538.25 of the Florida Statutes to be effective immediately following the closing of the Merger, and the satisfaction of certain other customary closing conditions.

Pursuant to the terms of the Merger Agreement, Renovo loaned $200,000 in principal amount to the Company on October 28, 2022 (referred to as the "Renovo Loan"). The Renovo Loan is evidenced by a promissory note, dated October 28, 2022, issued by the Company to Renovo.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2022 as required by the Securities Exchange Act of 1934 Rule 15d-15(c). In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) based on the framework in its “Internal Control-Integrated Framework (2013 Framework).”

Based on our evaluation, management concluded that our internal control over financial reporting was not effective as of September 30, 2022 because of material weaknesses in our internal control over financial reporting. A material weakness is a control deficiency or combination of deficiencies in internal control, such that there is a reasonable possibility that a material misstatement of the entity’s financial statements will not be prevented or detected and corrected on a timely basis. Our management concluded that the Company has several material weaknesses in our internal control over financial reporting because of inadequate segregation of duties over authorization due to the lack of employees for this purpose, lack of sufficient documentation concerning our review, risk assessment, and recording of transactions, as well as the financial reporting of such transactions.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The directors and executive officers of the Company, their ages, and positions with the Company as of September 30, 2022 are set forth below.

Name	Age	Position with Company

Ted Sparling	59	Director, President, and Chief Executive Officer

James K. Toomey	57	Director and Secretary

James M. La Manna	57	Director and Chief Financial Officer

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

Involvement in Certain Legal Proceedings

During the past ten years, none of our directors, executive officers, promoters, or control persons has been involved in any of the legal proceedings listed in Item 401(f) of Regulation S-K.

Arrangements for Selection of Directors

There are no current arrangements or understandings between an executive officer, director, and any other person pursuant to which he was or is to be elected or selected as a director or as an executive officer of the Company.

Directorships

None of the Company’s directors currently is a director of, or during the past 5 years has held any directorship in, any other company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act.

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

Compensation Committee.  The Compensation Committee is comprised solely of Mr. Toomey, and it did not hold any meetings during fiscal year ended September 30, 2022. The Compensation Committee does not have a charter.  However, principal responsibilities of this committee are to review and make recommendations to the Board of Directors concerning the compensation of officers of the Company, to provide input and make recommendations to the Board on individuals elected to be executive officers of the Company, to review and make recommendations with respect to the Company’s existing and proposed compensation and bonus plans, and to serve as the committee responsible for administering the Company’s existing compensation and benefits plans. In addition, this committee also is responsible for evaluating and recommending compensation to be paid to our directors, including retainers, fees, benefits and perquisites.  The sole member of this Committee is not independent within the meaning of the listing standards of the Nasdaq Rule 5605(a)(2)(A).

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

The Company did not pay any officer or any other person any compensation for the fiscal years ended September 30, 2022 or 2021 and none of our executive officers has an employment agreement with the Company. Furthermore, as of September 30, 2022, none of our executive officers have any outstanding equity awards in his capacity as an employee with respect to the Company’s common stock.

Director Compensation

None of the Company’s directors received any cash compensation, equity awards, or other non-cash compensation or other arrangements for services provided in their capacity as directors for the fiscal year ended September 30, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Company’s outstanding common shares as of December 16, 2022 by: (a) each person known by us to beneficially own 5% or more of the Company’s common shares, (b) each director of the Company and each executive officer of the Company, and (c) all directors and executive officers of the Company as a group. Except as otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all of the common shares owned by them.

Name of Beneficial Owner	Current Beneficial Ownership
	Number (1)	Percentage (2)
Directors and Executive Officers

James K. Toomey (3)	84,835,922	70.08%
Ted Sparling	3,719,668	3.08%
Jim La Manna	2,000,000	1.66%
All directors and executive officers as a group (3 persons)(4)	90,552,593	74.81%

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

(3)

Includes (a) 5,010,975 common shares held jointly by Mr. Toomey and his spouse over which he has shared voting and investment powers, and (b) 710,600 common shares owned by Tectonics, Inc., a family-owned corporation in which Mr. Toomey and his spouse own 38.52% of the outstanding equity interests and for which Mr. Toomey serves as a director and his spouse serves as the president, and by reason thereof Mr. Toomey may be deemed to be the beneficial owner of such shares. This also includes 110,785 shares that may be issued upon conversion of the convertible promissory notes and advances in principal aggregate amount of $90,000 issued pursuant to loan advances made in December 2015, March 2016, July 2016, September 2016, and February 2019 (“Convertible Notes”)], including the shares issuable with respect to the accrued interest thereon. All of the Convertible Notes are currently convertible at a conversion price of $1.00 per share. Mr. Toomey’s address is 800 Morgan-Johnson Road, Bradenton, FL 34208.

(4)

Includes 110,785 shares that may be issued upon conversion of outstanding convertible promissory notes in principal aggregate amount of $90,000 (including shares issuable with respect to the accrued interest thereon).

Equity Compensation Plans

During the fiscal year ended September 30, 2022, we did not have any equity incentive or other equity awards plans in which any director, officer, consultant, or employee of our Company was able to participate. During the fiscal year ended September 30, 2022, no individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs were made to our directors or executive officers and, as of September 30, 2022, none of our directors or our executive offices have been granted, or held, any stock options or other equity award to acquire any of our capital stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

During the fiscal year ended September 30, 2016, Mr. Toomey has advanced an aggregate of $70,000 to the Company pursuant to: (a) the December 2015 Note Agreement (bearing interest at 3.5%) in exchange for the December 2015 Promissory Notes (b) the May 2016 Note Agreement (bearing interest at 3.5%) in exchange for the March 2016 Promissory Notes, and (c) the August 2016 Note Agreement (bearing interest at 3.5%) in exchange for the July 2016 Promissory Note. These promissory notes remain outstanding and are convertible into our common stock at a fixed conversion price equal to $1.00 per share (subject to anti-dilution adjustments).

In addition to the above loans, Mr. Toomey also: (a) advanced an aggregate of $130,000 to the Company during the fiscal years ended September 30, 2021 and 2020, evidenced by a consolidated promissory note, dated February 1, 2021, bearing interest at an initial rate of 2% per annum and maturing on December 31, 2023 and (b) loaned $50,000 in aggregate principal amount to the Company following the completion of the Filing Updates, evidenced by a promissory note, dated March 7, 2022, bearing interest at an initial rate of 2% per annum and maturing on December 31, 2024. These promissory notes remain outstanding and they are not convertible into our Common Stock.

The maturity date of each of the promissory notes issued to Mr. Toomey to the Company in exchange for his loans will accelerate and be due and payable immediately upon any change of control, merger, or other business combination.

Pursuant to the terms of the Merger Agreement, Renovo loaned $200,000 in principal amount to the Company on October 28, 2022, evidenced by a promissory note, dated October 28, 2022, issued by the Company to Renovo. The Renovo Promissory Note bears interest, commencing on the date of the loan, at an initial rate of 6% per annum and the note matures on October 28, 2024. Mr. Toomey, his wife, and his daughter serve on the board of directors of Renovo, and he and his family have a one-third equity ownership interest in Renovo.

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

Under such definition, as of September 30, 2022, none of our directors could be classified as independent.  Each of our directors are considered a non-independent director because of their appointment as executive officers of the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Accell Audit & Compliance, P.A., an independent registered public accounting firm (“AAC”), has served as the Company’s auditors for the fiscal year ending September 30, 2022.

Audit and Non-Audit Fees

The following table presents fees for professional audit services rendered by AAC for the audit of the Company’s annual financial statements for the years ended September 30, 2022 and fees billed for other services rendered by AAC during this period.

	2022	2021
Audit fees (1)	$30,000	$30,000
Audit related fees (2)	$0	$0
Tax fees (3)	$0	$0
All other fees (4)	$0	$0

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

2.1

Agreement and Plan of Merger, dated October 28, 2022 by and between Kingfish Holding Corporation and Renovo Resource Solutions, Inc., incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on October 31, 2022.

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

10.6

Promissory Note, dated March 7, 2022 in favor of James K. Toomey in the principal amount of $50,000, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on March 9, 2022.

10.7

Promissory Note, dated October 28, 2022, by and between Kingfish Holding Corporation and Renovo Resource Solutions, Inc., incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on October 31, 2022.

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

32.1 *	Certificate of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(b)).

32.2 *	Certificate of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(b)).

101.INS	Inline XBRL Instance Document *
101.SCH	Inline XBRL Taxonomy Extension Schema Document *
101.CAL	Inline XBRL Taxonomy Extension Calculation Document *
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase *
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document *
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101). *

*  Exhibit Filed Herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINGFISH HOLDING CORPORATION

Date: December 30, 2022	By:	/s/ Ted Sparling
Ted Sparling
President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ted Sparling	President, Chief Executive Officer, and Director	December30, 2022
Ted Sparling	(Principal Executive Officer)

/s/ James K. Toomey	Director	December 30, 2022
James K. Toomey

/s/ James M. La Manna	Director and Chief Financial Officer	December 30, 2022
James M. La Manna	(Principal Financial Officer)

