Form 10-Q
period 2022-12-31
Kingfish Holding Corp
filed 2023-02-14
CIK 1374881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2022

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
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of February 1, 2023, the number of issued and outstanding common shares of the registrant was 120,942,987

KINGFISH HOLDING CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KINGFISH HOLDING CORPORATION

BALANCE SHEETS

DECEMBER 31 AND SEPTEMBER 30, 2022

	(UNAUDITED) 12/31/2022	9/30/2022
ASSETS
Current assets:
Cash	$46,606	$246
Total Assets	$46,606	$246

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$94,176	$207,300
Accrued interest payable	30,946	27,137
Convertible notes payable to related party	90,000	90,000

Total Current Liabilities	215,122	324,437

Long term liabilities:
Note payable to related party	380,000	180,000
Rescission liability	20,000	20,000
Total Long Term Liabilities	400,000	200,000

Total Liabilities	$615,122	$524,437
Commitments and contingencies (Note 10)

Stockholders’ deficit:
Preferred stock, par $0.0001, 20,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, par $0.0001, 200,000,000 shares authorized, 120,942,987 shares issued and outstanding	12,094	12,094
Paid in capital	4,378,213	4,378,213
Accumulated deficit	(4,938,823)	(4,894,498)
Rescission liability	(20,000)	(20,000)
Total stockholders’ deficit	(568,516)	(524,191)

Total Liabilities and Stockholders’ Deficit	$46,606	$246

The accompanying notes are an integral part of the financial statements.

KINGFISH HOLDING CORPORATION

STATEMENTS OF OPERATIONS – UNAUDITED

FOR THE THREE MONTHS ENDED DECEMBER 31, 2022 AND 2021

	12/31/2022	12/31/2021

Expenses:
Operating expenses
Professional fees	$40,447	$23,417
General and administrative expenses	68	20
Total operating expenses	40,515	23,437
Other expenses
Interest expense	3,810	1,456
Total other expense	3,810	1,456

Net Income (Loss) Before Income Taxes	(44,325)	(24,893)

Provision for income taxes	-	-

Net Income (Loss)	$(44,325)	$(24,893)

Basic and diluted net income (loss) per share	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	120,942,987	120,942,987

The accompanying notes are an integral part of the financial statements.

KINGFISH HOLDING CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT - UNAUDITED

FOR THE THREE MONTHS ENDED DECEMBER 31, 2022 AND 2021

	Common Stock		Paid In	Rescission	Accumulated
	Shares	Par $0.0001	Capital	Liability	Deficit	Total

Balance, September 30, 2021	120,942,987	$12,094	$4,378,213	$(20,000)	$(4,702,371)	$(332,064)

Net Loss	-	-	-	-	(24,893)	(24,893)

Balance, December 31, 2021	120,942,987	$12,094	$4,378,213	$(20,000)	$(4,727,264)	$(356,957)

Balance, September 30, 2022	120,942,987	$12,094	$4,378,213	$(20,000)	$(4,894,498)	$(524,191)

Net Loss	-	-	-	-	(44,325)	(44,325)

Balance, December 31, 2022	120,942,987	$12,094	$4,378,213	$(20,000)	$(4,938,823)	$(568,516)

The accompanying notes are an integral part of the financial statements.

KINGFISH HOLDING CORPORATION

STATEMENTS OF CASH FLOWS - UNAUDITED

FOR THE THREE MONTHS ENDED DECEMBER 31, 2022 AND 2021

	12/31/2022		12/31/2021
Cash Flows From Operating Activities:
Net income (loss)		$(44,325)	$(24,893)
Adjustments to reconcile net income (loss) to net cash used by operations:
Changes in operating assets and liabilities:
Accounts payable		(113,124)	̶
Prepaid expenses	̶		̶
Accrued interest payable		3,809	1,456
Net Cash flows from operating activities		(153,640)	(23,437)

Cash Flows From Financing Activities:
Note payable to related party		200,000	̶
Net Cash flows from financing activities		200,000	̶

Net Increase (Decrease) in Cash		46,360	23,437

Cash at the beginning of year		246	38,277

Cash at the end of the year		$46,606	$14,840

Supplemental cash flow information:
Cash paid for taxes	$	̶	$ ̶
Cash paid for interest	$	̶	$ ̶

The accompanying notes are an integral part of the financial statements.

KINGFISH HOLDING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2022

(unaudited)

1. Business:

Our Business:

Kingfish Holding Corporation (the “Company”) was incorporated in the State of Delaware on April 11, 2006 as Offline Consulting, Inc. It became Kesselring Holding Corporation on June 8, 2007 and on November 25, 2014 it changed its name to Kingfish Holding Corporation.

The primary business of the Company is to seek a suitable private company acquisition. The Company has not been engaged in any other business activity.

On October 28, 2022, the Company and Renovo Resource Solutions, Inc., a Florida corporation (“Renovo”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Renovo will be merged with and into the Company (the “Merger”), with the Company being the legal successor or surviving corporation in the Merger. Consummation of the Merger is subject to a number of conditions, including among others approval of the Merger Agreement by Renovo’s stockholders, the Company shall have been approved as a Secondary Metals Recycler under Section 538.25 of the Florida Statutes to be effective immediately following the closing of the Merger, and the satisfaction of certain other customary closing conditions.

2. Summary of Significant Accounting Policies:

Basis of presentation:

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the periods presented.

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

Cash:

Cash is maintained at a financial institution and, at times, the balance may exceed federally insured limits. The Company has never experienced any losses related to the balance. Currently, the FDIC provides insurance coverage up to $250,000 per depositor at each financial institution and the Company’s cash balance did not exceed such coverage on December 31, 2022.

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

At December 31, 2022 and 2021, convertible notes payable to related party of $90,000 can potentially convert into 90,000 shares of common stock. Interest expense related to the convertible notes was immaterial. These shares have been excluded from the diluted net loss per share calculations because the effect of including them would be anti-dilutive at December 31, 2022 and 2021.

3. Going Concern:

As reflected in the Company’s financial statements, the Company has an accumulated deficit of $4,938,823 and $4,894,498 as of December 31, 2022 and September 30, 2022, respectively. The Company used cash of $153,660 and $23,437 in operating activities during the quarters ended December 31, 2022 and 2021, respectively. The Company has a working capital deficiency of $168,516 at December 31, 2022 that is insufficient in management’s view to sustain current levels of operations for a reasonable period without additional financing. These trends and conditions continue to raise substantial doubt surrounding the Company’s ability to continue as a going concern for a reasonable period. Ultimately, the Company’s ability to continue as a going concern is dependent upon management’s ability to continue to curtail current operating expense and obtain additional financing to augment working capital requirements and support acquisition plans. There can be no assurance that management will be successful in achieving these objectives or obtaining financing under terms and conditions that are suitable. The accompanying financial statements do not include any adjustments associated with these uncertainties.

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

Pursuant to the terms of the Merger Agreement, Renovo loaned $200,000 in principal amount to the Company on October 28, 2022 (the “Renovo Loan”). The Renovo Loan is evidenced by a promissory note dated October 22, 2022 issued by the Company to Renovo. The Renovo Promissory Note bears interest, commencing on the date of the loan, at an initial rate of 6% per annum and the note matures on October 28, 2024. No payments of principal or interest are due prior to the maturity date and on such date all such amounts are payable in full. The Company may prepay the amounts owed under the Renovo Promissory Note at any time without any prepayment penalties. In the event of a default by the Company under the Renovo Promissory Note, the outstanding principal amount, accrued and unpaid interest, and all other amounts payable under the Renovo Promissory Note shall become immediately due and payable without notice, declaration, or other act on the part of the Renovo.

6. Preferred Stock:

The Company is authorized to issue up to 20,000,000 shares of Preferred Stock with designations, rights and preferences determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered, without shareholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of the Company’s Common Stock. The terms of the preferred stock have not been approved. As of December 31, 2022 and September 30, 2022, there was no Preferred Stock issued and outstanding.

7. Income Taxes:

The Company’s provision (benefit) for income taxes was as follows:

	12/31/2022	09/30/2022
Current
Federal	$-	$-
State	̶	̶
Foreign	̶	̶
	̶	̶
Deferred
Federal	(8,863)	(35,462)
State	(1,266)	(4,885)

Total	$(10,129)	$(40,347)

The income tax provision differs from the amount of tax determined by applying the Federal statutory rate as follows:

	12/31/2022	09/30/2022

Income tax provision at statutory rate:	$(10,129)	$(40,347)
Increase (decrease) in income tax due to:
Change in Valuation Allowance	10,129	40,347
	$-	$-

Net deferred tax assets and liabilities were comprised of the following:

	12/31/2022	09/30/2022
Long-term deferred tax assets (liabilities)
Net Operating Loss	$662,729	$652,600
Valuation Allowance	(662,729)	(652,600)
	$-	$-

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

8. Rescission Liability:

On November 20, 2009, the Company issued 2,000,000 shares of its common stock to pay for services valued at $20,000. The issuance of these shares was declared invalid by the court since they were issued by prior management who did not have the authority to do so since they were validly removed on November 16, 2009. These shares remained outstanding at December 31, 2022 and will be returned to the Company’s transfer agent upon locating the holder of these shares.

9. Recent Accounting Pronouncements:

Recent pronouncements issued by the FASB, the American Institute of Certified Public Accountants (“AICPA”) and the SEC did not have a material impact of the Company’s present or future financial statements.

10. Commitments and Contingencies:

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, “Contingencies.” The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of December 31, 2022 and the date the statements are available for use, the Company is not aware of any contingent liabilities that should be reflected in the financial statements.

11.  Subsequent Events.

On October 28, 2022, the Company and Renovo entered into an Agreement and Plan of Merger (“Merger Agreement”) pursuant to which (i) Renovo will be merged with and into the Company (the “Merger”) in accordance with the provisions of the Delaware General Corporation Law (the “DGCL”) and the legal separate corporate existence of Renovo shall thereupon cease, and (ii) the Company shall be the legal successor or surviving corporation in the Merger.

Under the terms of the Merger Agreement, the Company will engage in a 1-for-500 reverse stock split prior to the Merger and, at the effective time of the Merger (“Effective Time”), each outstanding common share, no par value, of Renovo       (“Renovo Stock”) will be converted into and will represent the right to receive 7,200 shares (“Exchange Ratio”) of common stock, par value $0.0001 per share, of the Company (“Company Stock”), after giving effect to the reverse stock split. The Exchange Ratio shall be fixed and no adjustment shall be made under any circumstances other than with respect to certain anti-dilution provision of the Merger Agreement. No fractional share of the Company Stock will be issued pursuant to the Merger. To the extent that a holder of Renovo Stock would otherwise have been entitled to receive a fraction of a share of Company Stock (after taking into account all certificates delivered by such holder), such holder shall receive, in lieu thereof, an additional fraction of a share of the Company Stock rounded up to the nearest whole share of the Company Stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the operating results and financial condition of the Company for the fiscal quarters ended December 31, 2022 and 2021. The discussion and analysis set forth below is intended to assist you in understanding the financial condition and results of our operations and should be read in conjunction with our financial statements and the accompanying notes included elsewhere in this quarterly report. Our results of operations and financial condition, as reflected in the accompanying statements and related notes, are subject to management’s evaluation and interpretations of business conditions, changing market conditions and other factors. Historical results and trends which might appear should not be taken as indicative of future operations. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of various factors.

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

All written or oral forward-looking statements that are made or attributable to us are expressly qualified in their entirety by this cautionary notice. The forward-looking statements included herein are only made as of the date of this Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2022 (this “Form 10-Q”). We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

Operations.

The primary business of the Company is to seek a suitable private company acquisition or other business combination. The Company has not been engaged in any other business activity during the period covered by the Form 10-Q.

As a preliminary step to seeking such a business combination transaction, during the fiscal year ended September 30, 2022, the Company filed with the SEC all of its delinquent reports on Forms 10-K for the fiscal years ended September 30, 2016 through 2021, as well as all delinquent Forms 10-Q for the September 30, 2021 fiscal year (“Filing Updates”) and all Forms 10-Q for the fiscal year ended September 30, 2022.

On October 28, 2022, the Company and Renovo entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which (i) Renovo will be merged with and into the Company (the “Merger”) in accordance with the provisions of the Delaware General Corporation Law (the “DGCL”) and the separate corporate existence of Renovo shall thereupon cease, and (ii) the Company shall be the legal successor or surviving corporation in the Merger.

Under the terms of the Merger Agreement, the Company will engage in a 1-for-500 reverse stock split prior to the Merger and, at the effective time of the Merger (“Effective Time”), each outstanding common share, no par value, of Renovo (“Renovo Stock”) will be converted into and will represent the right to receive 7,200 shares (“Exchange Ratio”) of common stock, par value $0.0001 per share, of the Company (“Company Stock”), after giving effect to the reverse stock split. The Exchange Ratio shall be fixed and no adjustment shall be made under any circumstances other than with respect to certain anti-dilution provision of the Merger Agreement. No fractional share of the Company Stock will be issued pursuant to the Merger. To the extent that a holder of Renovo Stock would otherwise have been entitled to receive a fraction of a share of Company Stock (after taking into account all certificates delivered by such holder), such holder shall receive, in lieu thereof, an additional fraction of a share of the Company Stock rounded up to the nearest whole share of the Company Stock.

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

The foregoing description of the Merger Agreement and Renovo Promissory Note do not purport to be complete and is qualified in its entirety by reference to the complete text of the Merger Agreement and Renovo Promissory Note, which are filed as Exhibits 1.1 and 1.2, respectively, to the Company’s Current Report on Form 8-K filed on October 31, 2022, as well as the information set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

Financial Condition. We did not record revenues from operations during the fiscal quarter covered by our financial statements included in this Form 10-Q and are not currently engaged in any business activities that provide cash flows. We do not expect to generate any revenues during the current fiscal year unless we are able to enter into and complete a business combination, such as the Merger transaction. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations.

We have negative working capital, negative shareholders’ equity and have not earned any revenues from operations since the fiscal year ended September 30, 2011. Because we have had no revenues from operations and do not own any significant assets against which we can borrow funds, we historically had relied on funds furnished by Mr. Toomey, a principal shareholder, director and secretary of the Company, through both convertible and non-convertible loans.

In connection with the Merger transaction, the Company, borrowed funds from Renovo pursuant to the Renovo Promissory Note. We anticipate the proceeds from the Renovo Loan will be sufficient to fund our operations through the date on which the Merger is consummated. If we consummate the Merger, we believe that we will generate sufficient revenue from our operations to fund our operations and our debt obligations.

If, however, we are unable to consummate the Merger or the Merger is otherwise terminated, we will likely need to identify additional sources of financing to continue funding our business activities and repayment of our debt obligations under the Renovo Promissory Note until such time as we may consummate a merger or business contribution, if ever, with another target company or operation. Under such circumstances, we may need to seek funds through additional sales of debt or equity securities or by some other means. Although Mr. Toomey has provided us with additional debt financing from time to time, we have no formal commitment that Mr. Toomey or any other person or entity will provide the Company with working capital sufficient to maintain operations until we consummate a merger or other business combination with a target company. Furthermore, a failure to consummate the Merger may adversely affect our ability to raise additional capital through Mr. Toomey or any other person or entity.

Since we have no such arrangements or plans currently in effect to raise additional capital in the event that the Merger is not consummated, our limited ability to raise funds to continue operations and to seek an acquisition may have a severely negative impact on our ability to become a viable company. Our historical operating results disclosed in this Form 10-Q are not meaningful to our future results.

Results of Operations

Comparison of Three Months Ended December 31, 2022 and 2021

Revenues. Because we currently do not have any business operations, we have not had any revenues during the three months ended December 31, 2022 and December 31, 2021.

Operating Expenses. We had operating expenses of $40,515 and $23,437 for the three months ended December 31, 2022 and 2021 respectively. The increase in expenses for the three months ended December 31, 2022 as compared to the three months year ended December 31, 2021 were due to the additional expenses and professional fees incurred in connection with our due diligence of, and negotiations regarding, a potential business combination with the Renovo Group (“Renovo Related Fees”).

Other Expenses. We had interest expense of $3,810 and $1,456 for the three months ended December 31, 2022 and 2021, respectively. The interest expenses in 2022 increased from those in 2021 due to the accrued interest on the increased amount of outstanding debt.

Net Income (Loss). We recognized a net loss of $44,325 and $24,893 for the three months ended December 31, 2022 and December 31, 2021, respectively. The increase in net loss was directly attributed to the payment of additional professional fees incurred in connection with the Renovo Related Fees incurred during the current fiscal quarter.

Liquidity and Capital Resources

As of December 31, 2022, the Company had limited cash resources and we had a working capital deficit of $168,516. Our current liabilities were $215,122 at December 31, 2022 and $324,437 at September 30, 2022. Our total assets increased to $46,606 as of December 31, 2022 from $246 at September 30, 2022 due to an increase in cash received from the Renovo Loan.

Other than our anticipated consummation of the Merger, we had no material commitments for capital expenditures as of December 31, 2022. However, if we are able to execute our business plan as anticipated in the future, we would likely incur substantial capital expenditures and require additional financing to fund such expenditures.

On October 28, 2022, the Company and Renovo entered into the Merger Agreement, pursuant to which Renovo will be merged with and into the Company, with the Company being the legal successor or surviving corporation in the Merger. Pursuant to the terms of the Merger Agreement, Renovo loaned $200,000 in principal amount to the Company on October 28, 2022 (referred to as the Renovo Loan). The Renovo Loan is evidenced by a consolidated promissory note, dated October 28, 2022, issued by the Company to Renovo (referred to as the Renovo Promissory Note). The Renovo Promissory Note bears interest, commencing on the date of the loan, at an initial rate of 6% per annum and the note matures on October 28, 2024. No payments of principal or interest are due prior to the maturity date and on such date all such amounts are payable in full. The Company may prepay the amounts owed under the Renovo Promissory Note at any time without any prepayment penalties. In the event of a default by the Company under the Renovo Promissory Note, the outstanding principal amount, accrued and unpaid interest, and all other amounts payable under the Renovo Promissory Note shall become immediately due and payable without notice, declaration, or other act on the part of the Renovo.

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

Our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of the end of such period, our disclosure controls and procedures were not effective as of December 31, 2022 due to material weakness in our internal control over financial reporting in providing reasonable assurance in timely alerting management to material information relating to the Company and that information required to be disclosed in our reports is recorded, processed, summarized, and reported as required to be included in our periodic filings with the Commission. Due to the Company’s limited resources and staffing, management has not developed a plan to mitigate the above material weaknesses. Despite the existence of these material weaknesses, the Company believes the financial information presented herein is materially correct and in accordance with generally accepted accounting principles in the United States.

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

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(a)), with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2022. *

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(a)), with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2022.*

32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(b)). *

32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(b)). *

101.INS	Inline XBRL Instance Document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase *

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101). *

* Exhibit Filed Herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINGFISH HOLDING CORPORATION

Date: February 14, 2023	By:	/s/ Ted Sparling
Ted Sparling
Chief Executive Officer (Principal Executive Officer)

