Form 10-Q
period 2023-03-31
Kingfish Holding Corp
filed 2023-05-18
CIK 1374881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

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

As of May 12, 2023, the number of issued and outstanding common shares of the registrant was 120,942,987.

KINGFISH HOLDING CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KINGFISH HOLDING CORPORATION
BALANCE SHEETS MARCH 31, 2023 AND SEPTEMBER 30, 2022
	(UNAUDITED)
	03/31/23	09/30/22
ASSETS
Current assets:
Cash	$13,916	$246
Total Assets	$13,916	$246

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$94,176	$207,300
Accrued interest payable	35,613	27,137
Convertible notes payable to related party	90,000	90,000
Note payable to related party	130,000	-
Total Current Liabilities	349,789	324,437

Long term liabilities:
Note payable to related party	250,000	180,000
Rescission liability	20,000	20,000
Total Long Term Liabilities	270,000	200,000
Total Liabilities	619,789	524,437

Commitments and contingencies (Note 10)

Stockholders' deficit:
Preferred stock, par $0.0001, 20,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, par $0.0001, 200,000,000 shares authorized, 120,942,987 shares issued and outstanding	12,094	12,094
Paid in capital	4,378,213	4,378,213
Accumulated deficit	(4,976,180)	(4,894,498)
Rescission liability	(20,000)	(20,000)
Total stockholders’ deficit	(605,873)	(524,191)
Total Liabilities and Stockholders' Deficit	$13,916	$246

The accompanying notes are an integral part of the financial statements.

KINGFISH HOLDING CORPORATION
STATEMENTS OF OPERATIONS - UNAUDITED
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2023 AND 2022

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Expenses:
Operating Expenses
Professional fees	$32,691	$36,096	$73,138	$59,513
General and administrative expenses	-	30	68	50
Total operating expenses	32,691	36,126	73,206	59,563
Other Expenses
Interest expense	4,666	1,514	8,476	2,952
Total other expenses	4,666	1,514	8,476	2,952

Net Loss Before Income Taxes	(37,357)	(37,640)	(81,682)	(62,515)

Provision for income taxes	-	-	-	-

Net Loss	$(37,357)	$(37,640)	$(81,682)	$(62,515)

Basic and diluted net loss per share	$0.00	$0.00	$0.00	$0.00

Basic and diluted weighted average common shares outstanding	120,942,987	120,942,987	120,942,987	120,942,987

The accompanying notes are an integral part of the financial statements.

KINGFISH HOLDING CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT - UNAUDITED FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2023 AND 2022

	Common Stock
	Shares	Par $0.0001	Paid In Capital	Accumulated Deficit	Rescission Liability	Total

Balance, December 31, 2021	120,942,987	$12,094	$4,378,213	$(4,727,246)	$(20,000)	$(356,939)

Net Loss	-	-	-	(37,640)	-	(37,640)

Balance, March 31, 2022	120,942,987	$12,094	$4,378,213	$(4,764,886)	$(20,000)	$(394,579)

Balance, December 31, 2022	120,942,987	$12,094	$4,378,213	$(4,938,823)	$(20,000)	$(568,516)

Net Loss	-	-	-	(37,357)	-	(37,357)

Balance, March 31, 2023	120,942,987	$12,094	$4,378,213	$(4,976,180)	$(20,000)	$(605,873)

	Common Stock
	Shares	Par $0.0001	Paid In Capital	Accumulated Deficit	Rescission Liability	Total

Balance, September 30, 2021	120,942,987	$12,094	$4,378,213	$(4,702,371)	$(20,000)	$(332,064)

Net Loss	-	-	-	(62,515)	-	(62,515)

Balance, March 31, 2022	120,942,987	$12,094	$4,378,213	$(4,764,886)	$(20,000)	$(394,579)

Balance, September 30, 2022	120,942,987	$12,094	$4,378,213	$(4,894,498)	$(20,000)	$(524,191)

Net Loss	-	-	-	(81,682)	-	(81,682)

Balance, March 31, 2023	120,942,987	$12,094	$4,378,213	$(4,976,180)	$(20,000)	$(605,873)

The accompanying notes are an integral part of the financial statements.

KINGFISH HOLDING CORPORATION
STATEMENTS OF CASH FLOWS - UNAUDITED FOR THE SIX MONTHS ENDED MARCH 31, 2023 AND 2022

	03/31/2023	03/31/2022
Cash Flows From Operating Activities:
Net income (loss)	$(81,682)	$(62,515)
Changes in operating assets and liabilities:
Accounts payable	(113,124)	-
Accrued interest payable	8,476	2,952
Net Cash flows from operating activities	(186,330)	(59,563)

Cash Flows From Financing Activities:
Notes payable from related party	200,000	50,000
Net Cash flows from financing activities	200,000	50,000

Net Increase (Decrease) in Cash	13,670	(9,563)

Cash at the beginning of year	246	38,227

Cash at the end of the year	$13,916	$28,664

Supplemental disclosure of cash flow information:
Cash paid for taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of the financial statements.

KINGFISH HOLDING CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2023

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

On March 31, 2023, the parties amended the Merger Agreement to, among other things, extend the date for the closing of the Merger and to revise certain other provisions relating to a delay in the receipt of Renovo’s audited financial statements required as a condition for closing.

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

Cash:

Cash is maintained at a financial institution and, at times, the balance may exceed federally insured limits. The Company has never experienced any losses related to the balance. Currently, the FDIC provides insurance coverage up to $250,000 per depositor at each financial institution and the Company’s cash balance did not exceed such coverage on March 31, 2023.

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

Revenue Recognition:

The Company recognizes revenues in accordance with Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers,” and all related interpretations for recognition of the Company's revenue from services. Revenue is recognized when the following criteria are met:

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

At March 31, 2023 and 2022, convertible notes payable to related party of $90,000 can potentially convert into 90,000 shares of common stock. These shares have been excluded from the diluted net loss per share calculations because the effect of including them would be anti-dilutive at March 31, 2023 and 2022.

Convertible Notes Payable:

The Company accounts for convertible notes deemed conventional and conversion options embedded in non-conventional convertible notes which qualify as equity under ASC 815, in accordance with the provisions of ASC 470-20, which provides guidance on accounting for convertible securities with beneficial conversion features. ASC 470-10 addresses classification determination for specific obligations, such as short-term obligations expected to be refinanced on a long-term basis, due-on-demand loan arrangements, callable debt, sales of future revenue, increasing rate debt, debt that includes covenants, revolving credit agreements subject to lock-box arrangements and subjective acceleration clauses. Accordingly, the Company records, as a discount to convertible notes, the intrinsic value of such conversion options based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt.

3. Going Concern:

As reflected in the Company’s financial statements, the Company has an accumulated deficit of $4,976,180 and $4,894,498 as of March 31, 2023 and September 30, 2022, respectively. The Company used cash of $186,330 and $59,563 in operating activities during the six months ended March 31, 2023 and 2022, respectively. The Company has a working capital deficiency of $335,873 at March 31, 2023 that is insufficient in management‘s view to sustain current levels of operations for a reasonable period without additional financing. These trends and conditions continue to raise substantial doubt surrounding the Company’s ability to continue as a going concern for a reasonable period. Ultimately, the Company’s ability to continue as a going concern is dependent upon management’s ability to continue to curtail current operating expense and obtain additional financing to augment working capital requirements and support acquisition plans. There can be no assurance that management will be successful in achieving these objectives or obtaining financing under terms and conditions that are suitable. The accompanying financial statements do not include any adjustments associated with these uncertainties.

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

6. Preferred Stock

The Company is authorized to issue up to 20,000,000 shares of Preferred Stock with designations, rights and preferences determined from time to time by the Company’s Board of Directors. Accordingly, the Company is empowered, without shareholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of the Company’s Common Stock. The terms of the Preferred Stock have not been approved. As of March 31, 2023 and September 30, 2022, there was no Preferred Stock issued and outstanding.

7. Income Taxes:

The Company's provision (benefit) for income taxes was as follows:
	03/31/2023	09/30/2022
Current
Federal	$-	$-
State	-	-
Foreign	-	-
	-	-
Deferred
Federal	(17,153)	(35,462)
State	(2,450)	(4,885)

Total	$(19,603)	$(40,347)

The income tax provision differs from the amount of tax determined by applying the Federal statutory rate as follows:

	03/31/2023	09/30/2022
Income tax provision at statutory rate:	$(19,604)	$(40,347)
Increase (decrease) in income tax due to:
Change in Valuation Allowance	19,604	40,347
	$-	$-

Net deferred tax assets and liabilities were comprised of the following:

	03/31/2023	09/30/2022
Long-term deferred tax assets (liabilities)
Net Operating Loss	$(682,333)	$652,600
Valuation Allowance	682,333	(652,600)
	$-	$-

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

8. Rescission Liability:

On November 20, 2009, the Company issued 2,000,000 shares of its common stock to pay for services valued at $20,000. The issuance of these shares was declared invalid by the court since they were issued by prior management who did not have the authority to do so since they were validly removed on November 16, 2009. These shares remained outstanding at March 31, 2023 and will be returned to the Company’s transfer agent upon locating the holder of these shares.

9. Recent Accounting Pronouncements:

Recent pronouncements issued by the FASB, the American Institute of Certified Public Accountants (“AICPA”) and the SEC did not have a material impact of the Company’s present or future financial statements.

10. Commitments and Contingencies:

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, “Contingencies.” The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of March 31, 2023 and the date the statements are available for use, the Company is not aware of any contingent liabilities that should be reflected in the financial statements.

11. Subsequent Events:

In accordance with ASC 855, “Subsequent Events,” the Company has analyzed it operations subsequent to March 31, 2023 to the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the operating results and financial condition of the Company for the fiscal quarters ended March 31, 2023 and 2022. The discussion and analysis set forth below is intended to assist you in understanding the financial condition and results of our operations and should be read in conjunction with our financial statements and the accompanying notes included elsewhere in this quarterly report. Our results of operations and financial condition, as reflected in the accompanying statements and related notes, are subject to management’s evaluation and interpretations of business conditions, changing market conditions and other factors. Historical results and trends which might appear should not be taken as indicative of future operations. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of various factors, including those discussed in our Form 10-K for the fiscal year ended September 30, 2022.

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

All written or oral forward-looking statements that are made or attributable to us are expressly qualified in their entirety by this cautionary notice. The forward-looking statements included herein are only made as of the date of this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023 (this “Form 10-Q”). We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

The Company and Renovo entered into an Agreement and Plan of Merger on October 28, 2022, which was amended on March 31, 2023 (collectively, the “Merger Agreement”), pursuant to which (i) Renovo will be merged with and into the Company (the “Merger”) in accordance with the provisions of the Delaware General Corporation Law (the “DGCL”) and the separate corporate existence of Renovo shall thereupon cease, and (ii) the Company shall be the legal successor or surviving corporation in the Merger.

The parties agreed to enter into the amendment to the Merger Agreement because the required audit of the Renovo financial statements and the related disclosures to be included in the Company’s Form 8-K filing following the closing of the Merger had not yet been completed and were unlikely to be completed prior to the original Outside Termination Date of March 31, 2023. The delay in the completion of the audit and the preparation of the other required disclosures for the post-Merger Form 8-K by Renovo was unanticipated and, as a result thereof, the parties agreed to extend the Outside Termination Date. Further, as a result of this delay, Renovo also did not consummate its acquisition of 6, LLC prior to the February 23, 2023 maturity date of 6 LLC’s loan with Hancock Whitney Bank (“Bank Loan”) and, as a result, the Bank Loan was not assumed by the Company prior to such maturity date. As a consequence of the Renovo’s failure to assume the Bank Loan or 6, LLC’s pay off the Bank Loan prior to the such maturity date, 6 LLC and Renovo were in default of the Bank Loan and were required to negotiate a revised loan agreement with Hancock Whitney Bank, resulting in the payment of a $6,000 fee for a loan extension and an increase in the interest rate thereon from 4% to 6.5%. Accordingly, the revised terms of the Bank Loan and the costs of the extension adversely affected the economic impact of the Merger anticipated by the parties and, as compensation to the Company for this adverse impact, the parties have agreed that the reduced Exchange Ratio described below.

Under the terms of the Merger Agreement, as amended, the Company will engage in a 1-for-500 reverse stock split prior to the Merger and, at the effective time of the Merger (“Effective Time”), each outstanding common share, no par value, of Renovo (“Renovo Stock”) will be converted into and will represent the right to receive 6,000 shares (“Exchange Ratio”) of common stock, par value $0.0001 per share, of the Company (“Company Stock”), after giving effect to the reverse stock split. The Exchange Ratio is fixed and no adjustment will be made under any circumstances other than with respect to certain anti-dilution provision of the Merger Agreement. No fractional shares of the Company Stock will be issued pursuant to the Merger. To the extent that a holder of Renovo Stock would otherwise have been entitled to receive a fraction of a share of Company Stock (after taking into account all certificates delivered by such holder), such holder shall receive, in lieu thereof, an additional fraction of a share of the Company Stock rounded up to the nearest whole share of the Company Stock.

Upon execution of the Merger Agreement, Renovo provided the Company with a loan in principal amount of $200,000 (the “Renovo Loan”), as evidenced by a promissory note (“Renovo Promissory Note”), to provide the funds necessary for the Company to continue operations and consummate the transactions contemplated by the Merger Agreement.

Although the parties have executed the Merger Agreement, as amended, there is no assurance that the parties will be able to consummate a Merger transaction.

The foregoing description of the Merger Agreement and Renovo Promissory Note do not purport to be complete and is qualified in its entirety by reference to (a) the complete text of the Merger Agreement and Renovo Promissory Note, which are filed as Exhibits 1.1 and 1.2, respectively, to the Company’s Current Report on Form 8-K filed on October 31, 2022, (b) the complete text of the First Amendment to Agreement and Plan of Merger, dated March 31, 2023, which is filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 3, 2023, and (c) the information set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

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

Results of Operations

Comparison of Three Months Ended March 31, 2023 and 2022

Revenues. Because we currently do not have any business operations, we have not had any revenues during the three months ended March 31, 2023 and March 31, 2022.

Operating Expenses. We had operating expenses of $32,691 and $36,126 for the three months ended March 31, 2023 and March 31, 2022, respectively. The decrease in expenses for the three months ended March 31, 2023 as compared to the three months year ended March 31, 2022 were due to a decrease in professional fees.

Other Expenses. We had interest expense of $4,666 and $1,514 for the three months ended March 31, 2023 and 2022, respectively. The interest expenses in 2023 increased from those in 2022 due to the accrued interest on the increased amount of outstanding debt.

Net Income (Loss). We recognized a net loss of $37,357 and $37,640 for the three months ended March 31, 2023 and March 31, 2022, respectively. The decrease in net loss was attributed to a decrease in professional fees.

Comparison of Six Months Ended March 31, 2023 and 2022

Revenues. Because we currently do not have any business operations, we have not had any revenues during the six months ended March 31, 2023 and March 31, 2022.

Operating Expenses. We had operating expenses of $73,206 and $59,563 for the six months ended March 31, 2023 and March 31, 2022, respectively. The increase in operating expenses was directly attributed to the payment of additional professional fees incurred in connection with the Renovo Related Fees and interest expenses incurred during the six-month period.

Other Expenses. We had interest expense of $8,476 and $2,952 for the six months ended March 31, 2023 and 2022, respectively. The interest expenses in 2023 increased from those in 2022 due to the accrued interest on the increased amount of outstanding debt.

Net Income (Loss). We recognized a net loss of $81,682 and $62,515 for the six months ended March 31, 2023 and March 31, 2022, respectively. The increase in net loss was directly attributed to the payment of additional professional fees incurred in connection with the Renovo Related Fees incurred during the current fiscal quarter and interest expenses incurred during the six-month period.

Liquidity and Capital Resources

As of March 31, 2023, the Company had limited cash resources and we had a working capital deficit of $335,873. Our current liabilities were $349,789 at March 31, 2023 and $324,437 at September 30, 2022. Our total assets increased from $246 at September 30, 2022 to $13,916 at March 31, 2023 due to the receipt of funds from the Renovo Loan.

.

Other than our anticipated consummation of the Merger, we had no material commitments for capital expenditures as of March 31, 2023. However, if we are able to execute our business plan as anticipated in the future, we would likely incur substantial capital expenditures and require additional financing to fund such expenditures.

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

Our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of the end of such period, our disclosure controls and procedures were not effective as of March 31, 2023 due to material weakness in our internal control over financial reporting in providing reasonable assurance in timely alerting management to material information relating to the Company and that information required to be disclosed in our reports is recorded, processed, summarized, and reported as required to be included in our periodic filings with the Commission. Due to the Company’s limited resources and staffing, management has not developed a plan to mitigate the above material weaknesses. Despite the existence of these material weaknesses, the Company believes the financial information presented herein is materially correct and in accordance with generally accepted accounting principles in the United States.

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

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

2.1

First Amendment to Agreement and Plan of Merger, dated March 31, 2023 by and between Kingfish Holding Corporation and Renovo Resource Solutions, Inc., incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 3, 2023.

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(a)), with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023. *

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(a)), with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.*

32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(b)). *

32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(b)). *

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document). *

101.SCH	Inline XBRL Taxonomy Extension Schema Document *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Exhibit Filed Herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINGFISH HOLDING CORPORATION
Date: May 18, 2023	By:	/s/ Ted Sparling
Ted Sparling
Chief Executive Officer
(Principal Executive Officer)

