Form 10-Q
period 2023-06-30
Kingfish Holding Corp
filed 2023-08-14
CIK 1374881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________

FORM 10-Q

____________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

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

As of August 14, 2023, the number of issued and outstanding common shares of the registrant was 120,942,987.

KINGFISH HOLDING CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KINGFISH HOLDING CORPORATION
BALANCE SHEETS JUNE 30, 2023 AND SEPTEMBER 30, 2022
	(UNAUDITED)
	06/30/23	09/30/22
ASSETS
Current assets:
Cash	$4,551	$246
Total Assets	$4,551	$246

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$94,176	$207,300
Accrued interest payable	40,344	27,137
Convertible notes payable to related party	90,000	90,000
Note payable to related party	130,000	-
Total Current Liabilities	354,520	324,437

Long term liabilities:
Notes payable to related party	250,000	180,000
Rescission liability	20,000	20,000
Total Long Term Liabilities	270,000	200,000
Total Liabilities	624,520	524,437

Commitments and contingencies (Note 10)

Stockholders' deficit:
Preferred stock, par $0.0001, 20,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, par $0.0001, 200,000,000 shares authorized, 120,942,987 shares issued and outstanding	12,094	12,094
Paid in capital	4,378,213	4,378,213
Accumulated deficit	(4,990,276)	(4,894,498)
Rescission liability	(20,000)	(20,000)
Total stockholders’ deficit	(619,969)	(524,191)
Total Liabilities and Stockholders' Deficit	$4,551	$246

The accompanying notes are an integral part of the unaudited financial statements.

KINGFISH HOLDING CORPORATION
STATEMENTS OF OPERATIONS - UNAUDITED
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2023 AND 2022

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Expenses:
Operating Expenses
Professional fees	$9,364	$23,469	$82,502	$82,982
General and administrative expenses	-	-	68	50
Total operating expenses	9,364	23,469	82,570	83,032
Other Expenses
Interest expense	4,732	1,688	13,208	4,640
Total operating and other expenses	14,096	25,157	95,778	87,672

Net Loss Before Income Taxes	(14,096)	(25,157)	(95,778)	(87,672)

Provision for income taxes	-	-	-	-

Net Loss	$(14,096)	$(25,157)	$(95,778)	$(87,672)

Basic and diluted net loss per share	$0.00	$0.00	$0.00	$0.00

Basic and diluted weighted average common shares outstanding	120,942,987	120,942,987	120,942,987	120,942,987

The accompanying notes are an integral part of the unaudited financial statements.

KINGFISH HOLDING CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT - UNAUDITED FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2023 AND 2022

	Common Stock
	Shares	Par $0.0001	Paid In Capital	Accumulated Deficit	Rescission Liability	Total

Balance, March 31, 2022	120,942,987	$12,094	$4,378,213	$(4,764,886)	$(20,000)	$(394,579)

Net Loss	-	-	-	(25,157)	-	(25,157)

Balance, June 30, 2022	120,942,987	$12,094	$4,378,213	$(4,790,043)	$(20,000)	$(419,736)

Balance, March 31, 2023	120,942,987	$12,094	$4,378,213	$(4,976,180)	$(20,000)	$(605,873)

Net Loss	-	-	-	(14,096)	-	(14,096)

Balance, June 30, 2023	120,942,987	$12,094	$4,378,213	$(4,990,276)	$(20,000)	$(619,969)

	Common Stock
	Shares	Par $0.0001	Paid In Capital	Accumulated Deficit	Rescission Liability	Total

Balance, September 30, 2021	120,942,987	$12,094	$4,378,213	$(4,702,371)	$(20,000)	$(332,064)

Net Loss	-	-	-	(87,672)	-	(87,672)

Balance, June 30, 2022	120,942,987	$12,094	$4,378,213	$(4,790,043)	$(20,000)	$(419,736)

Balance, September 30, 2022	120,942,987	$12,094	$4,378,213	$(4,894,498)	$(20,000)	$(524,191)

Net Loss	-	-	-	(95,778)	-	(95,778)

Balance, June 30, 2023	120,942,987	$12,094	$4,378,213	$(4,990,276)	$(20,000)	$(619,969)

The accompanying notes are an integral part of the unaudited financial statements.

KINGFISH HOLDING CORPORATION
STATEMENTS OF CASH FLOWS - UNAUDITED FOR THE NINE MONTHS ENDED JUNE 30, 2023 AND 2022

	06/30/2023	06/30/2022
Cash Flows From Operating Activities:
Net income (loss)	$(95,778)	$(87,672)
Changes in operating assets and liabilities:
Accounts payable	(113,124)	-
Accrued interest payable	13,207	4,640
Net Cash flows from operating activities	(195,695)	(83,032)

Cash Flows From Financing Activities:
Repayments to related party	-	(130,000)
Proceeds from note payable to related party	200,000	180,000
Net Cash flows from financing activities	200,000	50,000

Net Increase (Decrease) in Cash	4,305	(33,032)

Cash at the beginning of year	246	38,227

Cash at the end of the year	$4,551	$5,245

Supplemental disclosure of cash flow information:
Cash paid for taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of the unaudited financial statements.

KINGFISH HOLDING CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2023

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

On October 28, 2022, the Company and Renovo Resource Solutions, Inc., a Florida corporation (“Renovo”), entered into an Agreement and Plan of Merger (the “Original Merger Agreement”), pursuant to which Renovo will be merged with and into the Company (the “Merger”), with the Company being the legal successor or surviving corporation in the Merger. Consummation of the Merger is subject to a number of conditions, including among others approval of the Merger Agreement by Renovo’s stockholders, the Company shall have been approved as a Secondary Metals Recycler under Section 538.25 of the Florida Statutes to be effective immediately following the closing of the Merger, and the satisfaction of certain other customary closing conditions.

On March 31, 2023, the parties entered into a First Amendment to the Merger Agreement (“First Amendment”) which amended the Original Merger Agreement to, among other things, extend the date for the closing of the Merger and to revise certain other provisions relating to a delay in the receipt of Renovo’s audited financial statements required as a condition for closing.

Subsequent to the date of the First Amendment, the Company was advised by the shareholders of Renovo (“Renovo Owners”) that, as the sole equity holders of 6 LLC, a Florida limited liability company owned and controlled by the shareholders of Renovo and which owns the buildings and property (“Property”) on which Renovo conducts its operations (“6 LLC”), that compliance by Renovo that it acquire 6 LLC prior to the Merger (“Acquisition Condition”) would have unanticipated material adverse tax consequences to the Renovo Owners.

As a result of the foregoing, the parties currently are negotiating a Second Amendment to the Agreement and Plan of Merger (“Second Amendment”) which would potentially amend the Original Merger Agreement and the First Amendment to, among other things, (a) eliminate the Acquisition Condition, (b) add conditions that (i) 6 LLC enter into a lease agreement with Renovo (to be assumed by the Company following the Merger) for the Property on terms satisfactory to the Company and (ii) 6 LLC grant the Company with an exclusive option to purchase 6 LLC for a period of five (5) years following the closing of the Merger, and (c) further extend the Outside Termination Date.

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

Use of estimates:

The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Cash:

Cash is maintained at a financial institution and, at times, the balance may exceed federally insured limits. The Company has never experienced any losses related to the balance. Currently, the FDIC provides insurance coverage up to $250,000 per depositor at each financial institution and the Company’s cash balance did not exceed such coverage on June 30, 2023.

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

At June 30, 2023 and 2022, convertible notes payable to related party of $90,000 can potentially convert into 90,000 shares of common stock. These shares have been excluded from the diluted net loss per share calculations because the effect of including them would be anti-dilutive at June 30, 2023 and 2022.

3. Going Concern:

As reflected in the Company’s financial statements, the Company has a retained deficit of $4,990,276 and $4,894,498 as of June 30, 2023 and September 30, 2022, respectively. The Company used cash of $195,695 and $83,032 in operating activities during the nine months ended June 30, 2023 and 2022, respectively. The Company has a working capital deficiency of $349,969 at June 30, 2023 that is insufficient in management‘s view to sustain current levels of operations for a reasonable period without additional financing. These trends and conditions continue to raise substantial doubt surrounding the Company’s ability to continue as a going concern for a reasonable period. Ultimately, the Company’s ability to continue as a going concern is dependent upon management’s ability to continue to curtail current operating expense and obtain additional financing to augment working capital requirements and support acquisition plans. There can be no assurance that management will be successful in achieving these objectives or obtaining financing under terms and conditions that are suitable. The accompanying financial statements do not include any adjustments associated with these uncertainties.

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

Pursuant to the terms of the Original Merger Agreement, Renovo loaned $200,000 in principal amount to the Company on October 28, 2022 (the “Renovo Loan”). The Renovo Loan is evidenced by a promissory note dated October 22, 2022 issued by the Company to Renovo. The Renovo Promissory Note bears interest, commencing on the date of the loan, at an initial rate of 6% per annum and the note matures on October 28, 2024. No payments of principal or interest are due prior to the maturity date and on such date all such amounts are payable in full. The Company may prepay the amounts owed under the Renovo Promissory Note at any time without any prepayment penalties. In the event of a default by the Company under the Renovo Promissory Note, the outstanding principal amount, accrued and unpaid interest, and all other amounts payable under the Renovo Promissory Note shall become immediately due and payable without notice, declaration, or other act on the part of the Renovo.

6. Preferred Stock:

The Company is authorized to issue up to 20,000,000 shares of Preferred Stock with designations, rights and preferences determined from time to time by our Board of Directors. Accordingly, our Board of Directors is empowered, without shareholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our Common Stock. The terms of the preferred stock have not been approved. As of June 30, 2023 and September 30, 2022, there was no Preferred Stock issued and outstanding.

7. Income Taxes:

The Company's provision (benefit) for income taxes was as follows:

	6/30/2023	9/30/2022
Current
Federal	$-	$-
State	-	-
Foreign	-	-
	-	-
Deferred
Federal	(20,114)	(35,462)
State	(2,873)	(4,885)

Total	$(22,987)	$(40,347)

The income tax provision differs from the amount of tax determined by applying the Federal statutory rate as follows:

	6/30/2023	9/30/2022
Income tax provision at statutory rate:	$(22,987)	$(40,347)
Increase (decrease) in income tax due to:
Change in Valuation Allowance	22,987	40,347
	$-	$-

Net deferred tax assets and liabilities were comprised of the following:

	6/30/2023	9/30/2022
Long-term deferred tax assets (liabilities)
Net Operating Loss	$675,587	$652,600
Valuation Allowance	(675,587)	(652,600)
	$-	$-

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

8. Rescission Liability:

On November 20, 2009, the Company issued 2,000,000 shares of its common stock to pay for services valued at $20,000. The issuance of these shares was declared invalid by the court since they were issued by prior management who did not have the authority to do so since they were validly removed on November 16, 2009. These shares remained outstanding at June 30, 2023 and will be returned to the Company’s transfer agent upon locating the holder of these shares.

9. Recent Accounting Pronouncements:

Recent pronouncements issued by the FASB, the American Institute of Certified Public Accountants (“AICPA”) and the SEC did not have a material impact of the Company’s present or future financial statements.

10. Commitments and Contingencies:

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, “Contingencies.” The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of June 30, 2023 and the date the statements are available for use, the Company is not aware of any contingent liabilities that should be reflected in the financial statements.

11. Subsequent Events:

In accordance with ASC 855, “Subsequent Events,” the Company has analyzed it operations subsequent to June 30, 2023 to the date these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the operating results and financial condition of the Company for the fiscal quarters ended June 30, 2023 and 2022. The discussion and analysis set forth below is intended to assist you in understanding the financial condition and results of our operations and should be read in conjunction with our financial statements and the accompanying notes included elsewhere in this quarterly report. Our results of operations and financial condition, as reflected in the accompanying statements and related notes, are subject to management’s evaluation and interpretations of business conditions, changing market conditions and other factors. Historical results and trends which might appear should not be taken as indicative of future operations. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of various factors, including those discussed in our Form 10-K for the fiscal year ended September 30, 2022.

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

All written or oral forward-looking statements that are made or attributable to us are expressly qualified in their entirety by this cautionary notice. The forward-looking statements included herein are only made as of the date of this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023 (this “Form 10-Q”). We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

The Company and Renovo entered into an Agreement and Plan of Merger on October 28, 2022 (“Original Merger Agreement”), pursuant to which (a) Renovo will be merged with and into the Company (the “Merger”) in accordance with the provisions of the Delaware General Corporation Law (the “DGCL”) and the separate corporate existence of Renovo shall thereupon cease, and (b) the Company shall be the legal successor or surviving corporation in the Merger. Under the terms of the Original Merger Agreement, consummation of the Merger is subject to a number of conditions, including among others (i) the Company must implement a 500-1 reverse stock split (“Reverse Stock Split”) and change the number of authorized shares of capital stock following any Reverse Stock Split as set forth in the Merger Agreement, (ii) the Company shall have been approved as a Secondary Metals Recycler under Section 538.25 of the Florida Statutes to be effective immediately following the closing of the Merger, (iii) the Company shall have receive stockholder approval of the Merger, (iv) Renovo shall have acquired ownership of all of the equity interests of 6 LLC (“6 LLC”), a Florida limited liability company owned and controlled by the shareholders of Renovo (“Renovo Owners”) which owns the buildings and property (“Property”) on which on which Renovo conducts its operations (the “Acquisition Condition”), and (v) the satisfaction of certain other customary closing conditions. Under the terms of the Original Merger Agreement, at the effective time of the Merger (“Effective Time”), each outstanding common share of Renovo (“Renovo Stock”) would be converted into and would represent the right to receive 7,200 shares of Company Stock of the Company (the “Exchange Ratio”), after giving effect to the Reverse Stock Split. In addition, the Company agreed to add certain members of the Renovo board to the Company’s Board of Directors.

Further, pursuant to the terms of the Original Merger Agreement, Renovo also agreed to provide the Company with a loan of approximately $200,000 (“Renovo Loan”), as evidenced by a promissory note, to provide the funds necessary for the Company to continue operations and consummate the transactions contemplated by the Merger Agreement (“Renovo Promissory Note”). The Original Merger Agreement also contains certain termination rights for both the Company and Renovo. The Company had the right to terminate the Merger Agreement if, among other things, the definitive Renovo Promissory Note has not been executed and funded within four business days after execution of the Merger Agreement.

In preparation for the closing of the Merger transaction, Renovo experienced unanticipated delays in the audit of its financial statements and the related disclosures required to be included in the Company’s Form 8-K filing following the closing of the Merger. As a result of these delays, it became unlikely that audit would be completed prior to the March 31, 2023, the outside termination date for the closing as set forth in the Original Merger Agreement (“Outside Termination Date”).

Further, as a result of this delay, Renovo also did not consummate its acquisition of 6 LLC prior to the February 23, 2023 maturity date of 6 LLC’s loan with Hancock Whitney Bank (“Bank Loan”) and, as a result, the Bank Loan was not assumed by the Company prior to such maturity date. As a consequence of Renovo’s failure to assume the Bank Loan and 6 LLC’s failure to pay off the Bank Loan prior to the such maturity date, 6 LLC and Renovo were in default under the terms of the Bank Loan and were required to negotiate a revised loan agreement with Hancock Whitney Bank, resulting in the payment of a $6,000 fee for a loan extension and an increase in the interest rate thereon from 4% to 7.36%. Accordingly, the revised terms of the Bank Loan and the costs of the extension adversely affected the economic impact of the Merger as originally anticipated by the parties and, as compensation to the Company for this adverse impact, the parties have agreed that the Exchange Ratio should be reduced. Separately, the parties also agreed to change the persons who would be appointed to the Company’s Board of Directors effective immediately after the Effective Time to include the persons referenced below.

On March 31, 2023, the parties entered into First Amendment to the Agreement and Plan of Merger, dated as of March 31, 2023 (“First Amendment”), which, among other things, (a) the Outside Termination Date for the closing of the Merger Agreement was extended from March 31, 2023 to May 31, 2023, (b) the Exchange Ratio was revised so as to reduce the number of shares of the Company’s Common Stock to be exchanged, after giving effect to the Reverse Stock Split, for each issued and outstanding share of Renovo Stock, at the Effective Time from 7,200 shares to 6,000 shares (“New Exchange Ratio”), and (c) identifying different persons on the Renovo board of directors who would be appointed to serve as directors on the Company’s Board of Directors, effective immediately after the Effective Time.

Notwithstanding the extension of the Outside Termination Date to May 31, 2023, Renovo still was unable to complete the audit of its financial statements prior to such extended date. Further, subsequent to the date of the First Amendment, the Company was advised by the Renovo Owners that, as the sole equity holders of 6 LLC, compliance with the Acquisition Condition would have unanticipated material adverse tax consequences to the Renovo Owners. In particular, the acquisition of 6 LLC (which is a limited liability company currently taxed as a partnership) by Renovo would cause each owner of 6 LLC to recognize income tax gain to the extent that Renovo assumed the debt obligations and other liabilities of 6 LLC pursuant to the LLC Acquisition. The potential tax impact of the LLC Acquisition on each owner of 6 LLC (and, consequently, each Renovo Owner) would substantially exceed the value of the merger consideration received by each Renovo Owner pursuant to the Merger (“Adverse Tax Impact”).

As a result of the foregoing, the parties currently are negotiating a Second Amendment to the Agreement and Plan of Merger (“Second Amendment”) which would potentially amend the Original Merger Agreement and the First Amendment to, among other things, (a) eliminate the Acquisition Condition, (b) add conditions that (i) 6 LLC enter into a lease agreement with Renovo (to be assumed by the Company following the Merger) for the Property on terms satisfactory to the Company and (ii) 6 LLC grant the Company with an exclusive option to purchase 6 LLC for a period of five (5) years following the closing of the Merger, and (c) further extend the Outside Termination Date.

Although the parties are negotiating the Second Amendment, there is no assurance that the parties will ultimate approve a Second Amendment and complete the Merger transaction and, even if executed, there is no assurance that the parties will be able to consummate a Merger transaction.

The foregoing description of the Merger and the Merger Agreement, as amended, but it does not purport to be complete and is qualified in its entirety by reference to (a) the Original Merger Agreement and the Promissory Note, a complete and true copy of each which has been filed as exhibits to our Form 8-K filed with the Securities and Exchange Commission (“SEC”) on October 31, 2022 (the “Original Merger Form 8-K”), and is incorporated herein by reference, and (b) the First Amendment, a complete and true copy of which has been filed as an exhibit to our Form 8-K filed with the SEC on April 3, 2023 (“First Amendment Merger Form 8-K”), and is incorporated herein by reference. Unless the context otherwise requires, the Original Merger Agreement and the First Amendment are referred to herein collectively as the “Merger Agreement.”

Financial Condition. We did not record revenues from operations during the fiscal quarter covered by our financial statements included in this Form 10-Q and are not currently engaged in any business activities that provide cash flows. We do not expect to generate any revenues during the current fiscal year unless we are able to close the Merger or we are otherwise able to secure additional financing to continue operations. Further, our ability to continue as a going concern also is dependent upon our ability to close the Merger transaction or, if the Merger transaction is not closed, to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations. Other than the Merger, we do not have any current plans, understandings or agreements with respect to the raising of such funds.

We currently have negative working capital, negative shareholders’ equity and have not earned any revenues from operations since the fiscal year ended September 30, 2011. Because we have had no revenues from operations and do not own any significant assets against which we can borrow funds, we historically had relied on funds furnished by Mr. Toomey, a principal shareholder, director and secretary of the Company, through both convertible and non-convertible loans.

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

Results of Operations

Comparison of Three Months Ended June 30, 2023 and 2022

Revenues. Because we currently do not have any business operations, we have not had any revenues during the three months ended June 30, 2023 and 2022.

Operating Expenses. We had operating expenses of $9,364 and $23,469 for the three months ended June 30, 2023 and June 30, 2022, respectively. The decrease in expenses for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 were due to a decrease in professional fees. The decrease in professional fees was due to the Company beginning discussions surrounding the Merger during the three months ended June 30, 2022.

Other Expenses. We had interest expense of $4,732 and $1,688 for the three months ended June 30, 2023 and June 30, 2022, respectively. The interest expenses in 2023 increased from those in 2022 due to the accrued interest on the increased amount of outstanding debt.

 Net Income (Loss). We recognized a net loss of $14,096 and $25,157 for the three months ended June 30, 2023 and June 30, 2022, respectively. The decrease in net loss was attributed to a decrease in professional fees.

Comparison of Nine Months Ended June 30, 2023 and 2022

Revenues. Because we currently do not have any business operations, we have not had any revenues during the nine months ended June 30, 2023 and June 30, 2022.

Operating Expenses. We had operating expenses of $82,570 and $83,032 for the nine months ended June 30, 2023 and June 30, 2022, respectively. The decrease in operating expenses was due to a decrease in professional fees.

Other Expenses. We had interest expense of $13,208 and $4,640 for the nine months ended June 30, 2023 and June 30, 2022, respectively. The interest expenses in 2023 increased from those in 2022 due to the accrued interest on the increased amount of outstanding debt.

Net Income (Loss). We recognized a net loss of $95,778 and $87,672 for the nine months ended June 30, 2023 and June 30, 2022, respectively. The increase in net loss was directly attributed to interest expenses incurred during the nine-month period

Liquidity and Capital Resources

As of June 30, 2023, the Company had limited cash resources and we had a working capital deficit of $349,969. Our current liabilities were $354,520 at June 30, 2023 and $324,437 at September 30, 2022, respectively. Our total assets increased from $246 at September 30, 2022 to $4,551 at June 30, 2023 due to proceeds from a note payable to a related party.

Other than our anticipated consummation of the Merger, we had no material commitments for capital expenditures as of June 30, 2023. However, if we are able to execute our business plan as anticipated in the future, we would likely incur substantial capital expenditures and require additional financing to fund such expenditures.

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

Our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of the end of such period, our disclosure controls and procedures were not effective as of June 30, 2023 due to material weakness in our internal control over financial reporting in providing reasonable assurance in timely alerting management to material information relating to the Company and that information required to be disclosed in our reports is recorded, processed, summarized, and reported as required to be included in our periodic filings with the Commission. Due to the Company’s limited resources and staffing, management has not developed a plan to mitigate the above material weaknesses. Despite the existence of these material weaknesses, the Company believes the financial information presented herein is materially correct and in accordance with generally accepted accounting principles in the United States.

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

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

31.1 --

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(a)), with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023. *

31.2 --

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(a)), with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.*

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

KINGFISH HOLDING CORPORATION

Date: August 14, 2023	By:	/s/ Ted Sparling
Ted Sparling
Chief Executive Officer (Principal Executive Officer)

