Form 10-K
period 2023-09-30
Kingfish Holding Corp
filed 2023-12-19
CIK 1374881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 ________________________

FORM 10-K

 ________________________

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2023

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

 __________________________

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act ((§15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐     No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements included in the filing reflect the correction of an error to previously issued financial statements.   ☐

Indicate by check mark whether any of those error corrects are restatements that required recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No☐

As of March 31, 2023, which was the last business day of the registrant’s completed second fiscal quarter for the reported fiscal year, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $36,283 (as quoted by the OTC Markets Group, Inc. in their Expert Market tier on such date).

As of December 15, 2023, the number of issued and outstanding shares of common stock of the registrant was 120,942,987.

Documents Incorporated By Reference: None.

KINGFISH HOLDING CORPORATION

ANNUAL REPORT ON FORM 10-K

For The

Fiscal Year Ended September 30, 2023

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

The following factors, among others, could cause actual results to differ materially from those described in the forward-looking statements:

•	our ability to identify, secure and obtain suitable and sufficient financing to continue as a going concern; economic, political and market conditions;

•	the general scrutiny and limitations placed on “blank check” and “shell” companies under applicable governmental regulatory oversight;

•	our ability to identify, enter into and close an appropriate merger, acquisition, or other combination transaction with a business prospect, including, without limitation, the Merger Agreement (as defined below), by and between the Company and Renovo Resource Solutions, Inc., a Florida corporation (“Renovo”), as amended;

•	interest rate and inflation risk;

•	climate related or natural disaster-related events that increases the likelihood of catastrophic losses, disruption to our operations, and related cost of insurance coverage for entities with operations in high fire, hurricane or flood risk areas, including our operations which are located on the gulf coast of central Florida, a region which is susceptible to hurricanes;

•	government and industry regulation that might affect future operations; and

•	potential change of control transactions resulting from merger, acquisition, or combination with a business prospect; the potential dilution in our equity (both economically and in voting power) that might result from future financing or from merger, acquisition, or combination activities; and other factors.

                With respect to the proposed Merger, the following additional factors, among others, could cause actual results to differ materially from those described in the forward-looking statements

•	our ability to successfully integrate the operations of Renovo into the Company, the costs associated with any such merger transaction, including the Merger, and such integration, and to operate profitably following such integration;

•	the expected timing, completion, effects and potential benefits of the Merger;

•	statements of the plans, strategies and objectives of management with respect to the approval and closing of the Merger;

•	the expected relative ownership percentages of the security holders of the Company and Renovo in the combined company following the closing of the Merger;

•	the expected board of directors of the Company following the closing of the Merger;

•	any statements regarding future economic conditions, growth rate, market opportunity or performance of the Company post-Merger;

•	the ability of the combined company’s ability to obtain and maintain all licenses necessary to operate its business post-Merger;

•	economic, business, competitive, and/or regulatory factors affecting the business of the Company post-Merger;

•	the respective officers and directors of the Company and Renovo potentially having conflicts of interest with approving the proposed Merger;

•	expectations regarding the anticipated benefits of the Merger satisfaction or waiver (if applicable) of the conditions to closing the Merger;

•	statements of belief and any statement of assumptions underlying any of the foregoing; and

•	the Company’s expectations regarding the anticipated benefits of the Merger.

If any of these risks or uncertainties materializes or any of these assumptions proves incorrect, the results of the Company or the combined company following completion of the Merger could differ materially from the forward-looking statements.  All written or oral forward-looking statements that are made or attributable to us are expressly qualified in their entirety by this cautionary notice.  The forward-looking statements included herein are only made as of the date of this Annual Report on Form 10-K for the fiscal year ended September 30, 2023. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS

Background

Kingfish Holding Corporation (“us,” “our,” “we,” the “Company,” or “Kingfish”) was incorporated in the State of Delaware on April 11, 2006 as Offline Consulting Inc. On May 18, 2007, we entered into a reverse merger transaction pursuant to a Share Exchange Agreement whereby we acquired Kesselring Corporation, a Florida corporation. Following the reverse merger we became Kesselring Holding Corporation on June 8, 2007. A Certificate of Ownership was filed with the Secretary of State of the State of Delaware, effective as of June 8, 2007. On November 25, 2014, we changed our name to Kingfish Holding Corporation.

The principal executive offices of the Company are located at 822 62nd Circle East, Unit 105, Bradenton, Florida 34208, and our telephone number is (941) 487-3653. The Company does not have an internet address.

Business Operations and Proposed Merger Transaction

The primary business of the Company is to seek a suitable private company acquisition.  The Company has not been engaged in any other business activity.

Background of Proposed Merger Transaction

On October 28, 2022, the Company and Renovo, entered into an Agreement and Plan of Merger (the “Original Merger Agreement”), pursuant to which Renovo would be merged with and into the Company (the “Merger”), with the Company being the legal successor or surviving corporation in the Merger.

On March 31, 2023, the parties entered into First Amendment to the Merger Agreement (“First Amendment”) which amended the Original Merger Agreement to, among other things, extend the date for the closing of the Merger and to revise certain other provisions relating to a delay in the receipt of Renovo’s audited financial statements required as a condition for closing.

On August 17, 2023 the board of directors of the Company approved and, on August 18, 2023, the Company entered into the Second Amendment with Renovo.  Pursuant to the Second Amendment, the Merger Agreement was amended to, among other things: (i) eliminate the condition that Renovo acquire 6 LLC, a Florida limited liability company owned and controlled by the shareholders of Renovo that owns the buildings and property (“Property”) on which Renovo conducts its operations (“6 LLC”) prior to the Merger (“Acquisition Condition”); (ii) require as a condition to the closing of the Merger that Renovo would take all steps necessary to cause: (a) 6 LLC to enter into a new lease agreement (the “Lease”), with an initial term of two years for the Property on terms reasonably satisfactory to the Company with Renovo effective concurrently with or immediately after the closing of the Merger; and (b) 6 LLC and all of the 6 LLC owners to grant the surviving corporation an exclusive option to purchase 6 LLC for a period of years following the closing of the Merger (“Purchase Option”) and to enter into an agreement regarding the Purchase Option with the surviving corporation (the “Purchase Option Agreement”); (iii) require delivery of the executed Purchase Option Agreement and Lease at the closing of the Merger, and (iv) extend the outside termination date for the closing as set forth in the Original Merger Agreement (the “Outside Termination Date”) to October 31, 2023.

On December 15, 2023, the Company and Renovo entered into a letter agreement (“Letter Agreement”), whereby they again agreed to extend the Outside Terminate Date to March 31, 2024 and to reduce the number of directors that will be appointed to the Company’s board of directors by Renovo following the Merger.  With respect to the composition of the board of directors following the Merger, Kristen N. Toomey, one of the prospective Renovo appointees, has subsequently informed the parties that she will not serve on the board of directors following the Merger.  Accordingly, pursuant to the Letter Agreement, the parties have determined to revise the terms of the Merger Agreement to only expand the Board to six directors and appoint the remaining previously disclosed Renovo appointees to the board of directors following the consummation of the Merger.

The foregoing description of the Letter Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the Letter Agreement, which is filed as Exhibit 2.4 to this Annual Report on Form 10-K and incorporated into this Form 10-K by reference.

The Original Merger Agreement, the First Amendment, the Second Amendment, and the Letter Agreement are referred to collectively herein as the “Merger Agreement”.

Summary of Proposed Terms of the Proposed Merger

Set forth below is a summary of some of the significant terms of the Merger transaction.

Under the terms of the Merger Agreement, at the effective time of the Merger, each outstanding common share, no par value, of Renovo (“Renovo Stock”) will be converted into and will represent the right to receive 6,000 shares (“Exchange Ratio”) of common stock, par value $0.0001 per share, of the Company (“Company Stock”), after giving effect to the Reverse Stock Split (described below). The Exchange Ratio shall be fixed and no adjustment shall be made under any circumstances other than with respect to certain anti-dilution provision of the Merger Agreement. No fractional share of the Company Stock will be issued pursuant to the Merger. To the extent that a holder of Renovo Stock would otherwise have been entitled to receive a fraction of a share of Company Stock (after taking into account all certificates delivered by such holder), such holder shall receive, in lieu thereof, an additional fraction of a share of the Company Stock rounded up to the nearest whole share of the Company Stock.

The Merger Agreement requires the parties to enter into various ancillary agreements related to the Merger, including an Investment Letter with each of the shareholders of Renovo (the “Renovo Owners”), which contains various representations and warranties relating to the Renovo Owners’ investor status and an agreement regarding transfer restrictions related to the Common Stock to be issued to the Renovo Owners in exchange for the Renovo Stock and a related registration rights agreement pursuant to which the Renovo Owners may request, under certain circumstances and conditions, that the Company register the shares received by the Renovo Owners in connection with the Merger under the Securities Act (the “Registration Rights Agreement”).  As described above, pursuant to the Second Amendment, the parties are also required to deliver the Purchase Option Agreement and the Lease.

The foregoing description of the Registration Rights Agreement and the Investment Letter does not purport to be complete and are qualified in their entirety by reference to the complete text thereof, complete copies of which have been filed as exhibits to the Original Merger Agreement filed as Exhibit 2.1 to the Original Merger Form 8-K, and are hereby incorporated by reference herein. Similarly, the foregoing description of the Lease and the Purchase Option Agreement does not purport to be complete and are qualified in their entirety by reference to the complete text thereof, complete copies of which have been filed as exhibits to the Second Amendment, which Second Amendment was included as an exhibit 2.1 to the Second Amendment Form 8-K filed with the Commission, and is incorporated herein by reference.

Consummation of the Merger is subject to a number of conditions, including among others, the following: (i) approval of the Merger Agreement by Renovo’s stockholders (“Renovo Stockholder Approval”), (ii) the Company, as the surviving corporation in the Merger, shall have been approved as a Secondary Metals Recycler under Section 538.25 of the Florida Statutes to be effective immediately following the closing of the Merger, (iii) Renovo shall have provided the Company with a loan of approximately $200,000 (“Renovo Loan”), as evidenced by a promissory note, to provide the funds necessary for the Company to continue operations and consummate the transactions contemplated by the Merger Agreement (“Renovo Promissory Note”), (iv) the Company shall have entered into a Registration Rights Agreement, a copy of which is attached as Exhibit A to the Merger Agreement, with each of the Renovo shareholders, (v) each of the Renovo shareholders shall have entered into an Investment Letter which is attached as Exhibit B to the Merger Agreement, (vi) the execution and delivery of the Lease by and between Renovo and 6 LLC,  a copy of each which is attached as Exhibit A to the Second Agreement, (vii) the execution and delivery the Purchase Option Agreement by and between the Company and 6 LLC, a copy of each which is attached as Exhibit B to the Second Agreement, (viii) there shall not have been any material adverse effects on the operations of Renovo, (ix) there shall not have been certain additional adverse legal proceedings commenced against the Company or Renovo which prevents the consummation of the Merger transactions, and (x) the satisfaction of certain other customary closing conditions. The Renovo Stockholder Approval and the Renovo Loan conditions have been satisfied as of the date hereof. In addition to the conditions described above, the closing of the Merger transaction also is conditioned upon the approval and prior implementation of an amendment to the Amended and Restated Certificate of Incorporation of the Company to effect (a) a 1-for 500 reverse stock split, such that every holder of the Company’s Common Stock shall receive one share of the Company’s Common Stock for every 500 shares of the Company’s Common Stock held prior to such reverse stock split, and all fractional shares resulting therefrom will be rounded up to the nearest whole share; and (b) a corresponding reduction of the number of authorized shares of Company’s Common Stock from 200,000,000 to 20,000,000 shares and the number of shares of Company’s Preferred Stock from 20,000,000 to 2,000,000 shares (collectively, the “Reverse Stock Split”).

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

The Merger Agreement may be terminated at any time before the effective time of the Merger, whether before or after receipt of the Company’s stockholder approval of the Merger, under the following circumstances: (a) by mutual written consent of both parties; (b) by either party if the Merger is not consummated by the Outside Termination Date (as revised under the Letter Agreement, March 31, 2024), provided, however, that no such termination may be made if the failure to close by such date is caused by the action or inaction of the party seeking to terminate the Merger Agreement and such action or inaction is a material breach by such party of its obligations under the Merger Agreement; (c) by either party in the event any material governmental approval required for consummation of the Merger shall have been denied by a final non-appealable action of the applicable governmental authority or if such action taken is not appealed within the time limit for appeal; (d) by either party in the event that any of the conditions precedent to the obligations of such party to consummate the Merger cannot be satisfied or fulfilled by the Outside Termination Date (provided that the terminating party is not then in breach of any representation or warranty contained in this Agreement under the applicable standard set forth in the Merger Agreement or is in material breach of any covenant or other agreement contained in the Merger Agreement); or (e) by the Company if (i) the board of directors of Renovo has withdrawn, modified, or changed its recommendation that the Renovo Owners approve the Merger Agreement, (ii) Renovo has breached its non-solicitation obligations, or (iii) Renovo has failed to execute the Renovo Loan agreements within four business days after the execution of the Merger Agreement (which Renovo Loan was timely executed and funded).

Under certain circumstances, if the Company terminates the Merger Agreement for the reason set forth above (other than by mutual agreement or passage of the Outside Termination Date), or Renovo terminates the Merger Agreement in connection with another acquisition proposal, the Company may be entitled to a termination fee of up to $350,000 (for breaches of the non-solicitation and Renovo recommendation requirements or Renovo’s termination relating to an acquisition proposal) and/or the Company expenses associated with the Merger Agreement and the steps taken in connection with the anticipated consummation of the Merger (including those incurred in connection with the preparation of anticipated Commission filings and the preparation of an Information Statement to be disseminated to stockholders in connection with any stockholders’ meeting seeking approval of the Merger).

If the Merger is consummated, the Company has agreed to take all actions reasonably necessary at the effective time of the Merger to expand the size of the Board of Directors to six and to appoint the following shareholders of Renovo to the surviving corporation’s Board of Directors to fill the vacancies created thereby: Randall A. Moritz, Keri A. Moritz, and Lori M. Toomey. Lori M. Toomey and James K. Toomey are spouses.

Under the rules and regulations of the Commission, the Company, as a shell company, is required to file a Form 8-K within four business days following the close of such Merger transaction that includes certain information relating to the post-Merger surviving corporation as would be required in a Form 10 filed under the Exchange Act, including without limitation, all required disclosures concerning the post-Merger operations and management of the Company and all required consolidated and pro forma financial statements (“Merger Form 8-K”). The ability to prepare the Merger Form 8-K will be largely dependent on the ability of Renovo to furnish the Company with audited financial statements and other information necessary to prepare such Merger Form 8-K. As a result, as a condition to the closing of the Merger, Renovo is required to provide the Company with all information concerning Renovo and the Renovo Owners as the Company may reasonably request in connection with preparing such Form 8-K disclosures. If Renovo is unable to timely furnish such information to the Company, of which there is no assurance, the Merger Agreement may be terminated and the Merger transaction will not be consummated.

Although the parties have executed the Merger Agreement, there is no assurance that the parties will be able to consummate a Merger transaction. There can be no assurance that the conditions required to complete the Merger will be satisfied or waived on the anticipated schedule, or at all.

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to (a) the Original Merger Agreement, a complete and true copy of which has been filed as Exhibit 1.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission (“Commission”) on October 31, 2022 (“Original Merger Form 8-K”), and is incorporated herein by reference, (b) the First Amendment, a complete and true copy of which has been filed as Exhibit to 2.1 to our Current Report on Form 8-K filed with the Commission on April 3, 2023 (“First Amendment Form 8-K”), and is incorporated herein by reference, and (c) the Second Amendment, a complete and true copy of which has been filed as Exhibit to 2.1 to our Current Report on Form 8-K filed with the Commission on August 21, 2023 (“Second Amendment Form 8-K”), and is incorporated herein by reference.

Blank Check and Shell Company Status

To the extent that the Company should engage in the public issuance of its stock, the Company may be considered to be a “blank check” company and be subject to certain restrictions and regulations related to the use of aggregate proceeds therefrom.  The rules and regulations of the Commission defines blank check companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Exchange Act and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.”  Pursuant to Rule 12b-2 promulgated under the Exchange Act, the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations.  Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions.  Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination transaction.

If the Merger transaction is consummated, the Company should no longer be classified as a shell company under the Commission’s rules and the filing of the Merger Form 8-K should constitute the filing of current “Form 10 Information” under Rule 144(i)(2) and (3) and Instruction B.6. of Form S-3, each as promulgated by the Commission under the Securities Act.

Employees

We presently have no employees apart from our management.  Our officers and directors are engaged in outside business activities and are employed on a full-time basis by certain unaffiliated companies. Our officers and directors will be dividing their time among these entities and anticipates that they will devote very limited time to our business until the acquisition of a successful business opportunity has been identified. The specific amount of time that management will devote to the Company may vary from week to week or even day to day, and therefore the specific amount of time that management will devote to the Company on a weekly basis cannot be ascertained with any level of certainty. In all cases, management intends to spend as much time as is necessary to exercise its fiduciary duties as an officer and director of the Company and believes that it will be able to devote the time required to consummate a business combination transaction as necessary.  We expect no significant changes in the number of our employees or the amount of time devoted to our business by our officers and directors other than such changes, if any, incident to any business combination, including the Merger, if consummated.

ITEM 1A. RISK FACTORS

As a “Smaller Reporting Company”, the Company is not required to provide the information required by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a “Non-Accelerated Filer,” the Company is not required to provide the information required by this Item.

ITEM 1C. CYBERSECURITY

As a “Smaller Reporting Company”, the Company is not yet required to provide the information required by this Item.

ITEM 2. PROPERTIES

The Company neither rents nor owns any properties. The Company utilizes the office space and equipment of its Chief Financial Officer at no charge. In the event that the Merger is consummated, the Company will become a party to the Lease related to its use of the property on which the Renovo business is conducted post-Merger.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Price History.  Our Common Stock is not traded on any exchange. Although there is no established trading market for our Common Stock, our Common stock is quoted by the OTC Markets Group, Inc. in their OTC Expert Market tier under the symbol “KSSH”. Trading in stocks quoted on these markets is often thin and is characterized by wide fluctuations in trading prices due to factors that have little to do with a company’s operations, or business, or prospects. There has only been limited and sporadic trading of our Common Stock during the past two fiscal years and there is no assurance that an active trading market will ever develop for our Common Stock.

The following table sets forth high and low closing quotations for the quarters indicated. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	High	Low

Year Ended September 30, 2023:
First Quarter (10/1/22 to 12/31/22)	$0.0003	$0.0002
Second Quarter (1/1/23 to 3/31/23)	$0.0003	$0.0003
Third Quarter (4/1/23 to 6/30/23)	$0.0007	$0.0004
Fourth Quarter (7/1/23 to 9/30/23)	$0.0008	$0.0008

Year Ended September 30, 2022:
First Quarter (10/1/21 to 12/31/21)	$0.0050	$0.0000
Second Quarter (1/1/22 to 3/31/22)	$0.0010	$0.0010
Third Quarter (4/1/22 to 6/30/22)	$0.0029	$0.0010
Fourth Quarter (7/1/22 to 9/30/22)	$0.0033	$0.0029

The numbers of holders of record of our Common Stock on December 15, 2023 was approximately 70.  On December 13, 2023 the last reported sale price of our Common Stock as quoted by the OTC Markets Group, Inc. in the OTC Expert Market tier was $0.0001 per share.

The trading volume in our Common Stock generally has been sporadic and extremely limited. The limited nature of the trading market can create the potential for significant changes in the trading price for our Common Stock as a result of relatively minor changes in the supply and demand for our Common Stock and perhaps without regard to our business activities.  Because of the lack of specific transaction information and our belief that quotations during the period were particularly sensitive to actual or anticipated volume of supply and demand, we do not believe that such quotations during these periods are necessarily reliable indicators of a trading market for the Common Stock.

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

If the Merger transaction is consummated, the Company should no longer be classified as a shell company under the Commission’s rules and the filing of the Merger Form 8-K should constitute the filing of current “Form 10 Information” under Rule 144 referenced in the bullet point above.

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

Recent Sales of Unregistered Securities

We did not engage in any sales of unregistered securities during the fiscal year ended September 30, 2023.

Transfer Agent

The transfer agent and registrar for our common shares is Manhattan Transfer Registrar Co., whose address is 38B Sheep Pasture Road, Port Jefferson, New York 11777 and whose telephone number is 631-928-7655.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the operating results and financial condition of the Company for the fiscal years ended September 30, 2023 and 2022.  The discussion and analysis set forth below is intended to assist you in understanding the financial condition and results of our operations and should be read in conjunction with our audited financial statements and the accompanying notes included elsewhere in this Form 10-K. Our results of operations and financial condition, as reflected in the accompanying statements and related notes, are subject to management’s evaluation and interpretations of business conditions, changing market conditions and other factors. Historical results and trends that might appear should not be taken as indicative of future operations. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of various factors, including those discussed elsewhere in this Form 10-K.

Overview

Operations.  During the fiscal year ended September 30, 2010, the Company defaulted on its loan agreements with AMI Holdings, Inc., a corporation controlled by Mr. Toomey, a shareholder, officer and director of the Company, and certain of his relatives (“AMI”), and on May 24, 2010, AMI foreclosed on and took possession of all of the Company’s then-existing operating entities. On September 16, 2011, the Company, having only 69 holders of record and no significant assets, filed a Form 15 with the Commission to terminate the registration of its Common Stock under Section 12 of the Exchange Act and to suspend its reporting obligations under Section 15(d) of the Exchange Act.

In 2014, the Company took the steps necessary to reactivate its reporting obligations that had been suspended since 2011 under Section 15(d) of the Exchange Act (“Reactivation Actions”). The Company completed its Reactivation Actions and commenced its reactivated reporting obligations on December 17, 2014.  However, the Company was unsuccessful in its endeavor to identify and engage in a business combination with a potential target company or business following its Reactivation Actions and, as of the fiscal year ended September 30, 2016, the Company had expended substantially all of its available cash and was unable to secure any additional funds to finance its operations.  As a result, the Company was dormant from such date through May 2020 (the “Dormancy Period”).

In May 2020, the Company determined that the business environment had sufficiently changed so that identifying a target and completing a business combination may be more likely than was previously the case.  As part of this strategy, the Company determined to attempt to seek the financing necessary to prepare and file all of its periodic reports on Form 10-K under the Exchange Act that were not filed during its Dormancy Period and to again aggressively pursue an acquisition target. In order for the Company to finance the preparation and filing of such periodic reports with the Commission, Mr. Toomey loaned the Company funds during the fiscal year ended 2020 and the first quarter of the 2021 fiscal year to finance such activities.

On March 2, 2022, the Company completed its filings with the Commission under the Exchange Act of all its periodic reports on Form 10-K for the fiscal years ended September 30, 2016 through 2021, as well as Forms 10-Q for the most recently completed fiscal year ended (“Filing Updates”).

The Company entered into preliminary discussions regarding a potential business combination and equity financing transaction with, and undertook due diligence review of, Renovo. On October 28, 2022, the Company entered into a Merger Agreement with Renovo and the Company’s operations since that date have been solely limited to taking the necessary to consummate the Merger Agreement, including the negotiation of the First Amendment and Second Amendment and the Letter Agreement, and preparing for a Stockholders Meeting to vote on the Merger proposal, as well as preparing and filing its periodic reports with the Commission.

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

In connection with the Merger Agreement, Renovo provided the Company with the Renovo Loan and, following the execution of the Merger Agreement, has paid various professional fees on behalf of the Company as described below.

Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, including the proposed Merger, and ultimately, achieve profitable operations.

Except as described herein as it relates to the proposed Merger, we have no specific plans, understandings or agreements with respect to the raising of any additional financings, and we may seek to raise the required capital by the issuance of equity or debt securities or by other means. Since we have no such arrangements or plans currently in effect (other than the proposed merger described herein), our limited ability to raise funds to continue operations and to seek an acquisition may have a severely negative impact on our ability to become a viable company.  Our historical operating results disclosed in this Form 10-K are not meaningful to our future results.

Results of Operations

Comparison of Years Ended September 30, 2023 and 2022

Revenues. Because we currently do not have any business operations, we have not had any revenues during our fiscal years ended September 30, 2023 and September 30, 2022.

Operating Expenses. We had operating expenses of $259,421 and $185,800 for the fiscal years ended September 30, 2023 and 2022, respectively. Our expenses during the fiscal years ended September 30, 2023 and September 30, 2022 primarily consisted of payments associated with maintaining our corporate status and expenses were incurred in connection with our professional fees to prepare and file certain of our SEC filings in connection with the Filing Updates. During the fiscal year ended September 30, 2023, we had $206,788 in expenses and professional fees incurred in connection with our due diligence of, and negotiations regarding a potential business combination with, the Renovo Group (“Renovo Related Fees”) which are included in the above total expenses. The increase in such expenses for the fiscal year ended September 30, 2023 as compared to the same period ended September 30, 2022 primarily was due to such Renovo Related Fees.

Other Expenses.  We had interest expenses of $17,882 and $6,327 for the fiscal years ended September 30, 2023 and 2022, respectively.  The interest expenses in 2023 increased from those in 2022 due to an additional loan from a related party during 2023.

Net Income (Loss). We recognized a net loss of $277,303 for the fiscal year ended September 30, 2023 as compared to a net loss of $192,127 for the fiscal year ended September 30, 2022. The increase in net loss was directly attributable to the payment of additional professional fees incurred in connection with the Filing Updates and the Renovo Related Fees incurred during the current fiscal year.

Liquidity and Capital Resources

As of September 30, 2023, we had limited available cash resources and we had a working capital deficit of $531,494. Our current liabilities were $532,889 at September 30, 2023 and $324,437 at September 30, 2022. Total assets increased to $1,395 as of September 30, 2023 from $246 as of September 30, 2022 due primarily to the additional $200,000 loan from a related party offset by additional expenses associated with the Renovo Related Fees in the fiscal year ended September 30, 2023.

We had no material commitments for capital expenditures as of September 30, 2023 and 2022.  However, if we are able to execute our business plan as anticipated in the future, including the consummation of the proposed Merger transaction with the Renovo described in “Item 1. Business – Business Operations and Proposed Merger Transaction,” we would likely incur substantial capital expenditures and require additional financing to fund such expenditures.

In connection with our Reactivation Actions, the subsequent preparation of the filing updates and related activities, the maintenance of our corporate and Commission filing requirements, and the preparation and negotiation of the Merger transaction with Renovo, we have entered into various lending arrangements with related parties to finance our activities. Set forth below is a summary of our outstanding debt obligations.

The Company entered into a convertible note with a director for $20,000 effective December 7, 2015.  The note bears interest at a rate of 3.5% per annum and all unpaid principal and interest are due on demand by the director.  The outstanding principal balance of the note, which is $25,555 as of September 30, 2023, is convertible into the Company’s shares of common stock at the conversion price of $1.00 per share.

The Company entered into a convertible note with a director for $20,000 effective March 3, 2016.  The note bears interest at a rate of 3.5% per annum and all unpaid principal and interest are due on demand by the director.  The outstanding principal balance of the note, which is $25,299 as of September 30, 2023, is convertible into the Company’s shares of common stock at the conversion price of $1.00 per share.

The Company entered into a convertible note with a director for $30,000 effective July 11, 2016.  The note bears interest at a rate of 3.5% per annum and all unpaid principal and interest are due on demand by the director.  The outstanding principal balance of the note, which is $37,580 as of September 30, 2023, is convertible into the Company’s shares of common stock at the conversion price of $1.00 per share.

The Company entered into a convertible note with a director for $20,000 effective September 19, 2016.  The note bears interest at a rate of 3.5% per annum and all unpaid principal and interest are due on demand by the director.  The outstanding principal balance of the note, which is $24,415 as of September 30, 2023, is convertible into the Company’s shares of common stock at the conversion price of $1.00 per share.

The Company entered into a note to convert prior advances in a note payable with Mr. Toomey, a director, for $130,000 effective February 1, 2021 (the “2021 Promissory Note”). The note bears interest, commencing on the date of the loan, at an initial rate of 2% per annum and the note matures on December 31, 2023. As of September 30, 2023, the 2021 Promissory Note had an outstanding principal balance of $137,072.  The maturity date of the note will accelerate and be due and payable immediately upon any change of control, merger, or other business combination (as defined in the note). If the maturity date is extended for any reason whatsoever (including in connection with an acceleration event), the note will bear interest at a rate of 5% per annum, commencing on the date of any such extension. The note is not convertible into shares of the Company’s Common Stock.

Following the completion of the Filing Updates, the Company borrowed $50,000 in aggregate principal amount from James K. Toomey, the Company’s corporate secretary and a director, (the “Toomey Loan”). The Toomey Loan is evidenced by a consolidated promissory note, dated March 7, 2022, issued by the Company to Mr. Toomey (the “2022 Promissory Note”). The 2022 Promissory Note bears interest, commencing on the date of the loan, at an initial rate of 2% per annum and the note matures on December 31, 2024.  As of September 30, 2023, the 2022 Promissory Note had an outstanding principal balance of $51,556.  The maturity date of the 2022 Promissory Notes will accelerate and be due and payable immediately upon any change of control, merger, or other business combination (as defined in the 2022 Promissory Note).  If the maturity date is extended for any reason whatsoever (including in connection with an acceleration event), the 2022 Promissory Note will bear interest at a rate of 5% per annum, commencing on the date of any such extension. The 2022 Promissory Note is not convertible into our common shares.  The proceeds of the Toomey Loan were used to pay outstanding amounts owed for professional services, to pay operating expenses, and to pursue the Company’s acquisition strategy.

On October 28, 2022, the Company and Renovo entered into the Merger Agreement, as discussed in greater detail in “Item 1. Business – Business Operations and Proposed Merger Transaction” pursuant to which Renovo will be merged with and into the Company, with the Company being the legal successor or surviving corporation in the Merger. Pursuant to the terms of the Merger Agreement, Renovo loaned $200,000 in principal amount to the Company on October 28, 2022 (referred to as the Renovo Loan).  The Renovo Loan is evidenced by a consolidated promissory note, dated October 28, 2022, issued by the Company to Renovo (referred to as the Renovo Promissory Note”).

The Renovo Promissory Note bears interest, commencing on the date of the loan, at an initial rate of 6% per annum and the note matures on October 28, 2024. No payments of principal or interest are due prior to the maturity date and on such date all such amounts are payable in full. As of September 30, 2023, the Renovo Promissory Note had an outstanding principal balance of $210,981. The Company may prepay the amounts owed under the Renovo Promissory Note at any time without any prepayment penalties. In the event of a default by the Company under the Renovo Promissory Note, the outstanding principal amount, accrued and unpaid interest, and all other amounts payable under the Renovo Promissory Note shall become immediately due and payable without notice, declaration, or other act on the part of the Renovo. The proceeds of the Renovo Loan have been used to provide the funds necessary for the Company to continue operations and consummate the transactions contemplated by the Merger Agreement.

On August 18, 2023, Renovo and the Company negotiated and entered into an addendum to the Renovo Promissory Note, dated August 18, 2023 (the “Renovo Promissory Note Addendum”), providing that in the event that the Merger does not close, the Company may issue shares of Common Stock to Renovo in order to satisfy its obligations under the Renovo Promissory Note, including all accrued interest.

A complete copy of the Renovo Promissory Note is filed as Exhibit 2.2 to the Original Merger Form 8-K filed with the Commission and a complete copy of the Renovo Promissory Note Addendum is filed as Exhibit to 10.1 to the Second Amendment Form 8-K filed with the Commission, each of which is incorporated herein by reference.

In addition to the Renovo Promissory Note,  during the year ended September, 30, 2023, Renovo paid various professional fees on behalf of the Company amounting to approximately $174,000 as of September 30, 2023. These advances are non-interest bearing and unsecured.

Subsequent Events

On December 15, 2023, Mr. Toomey and the Company entered into Amendment to the 2021 Promissory Note (“2021 Promissory Note Amendment”) to extend the maturity date of the 2021 Promissory Note to December 31, 2024. The foregoing description of the 2021 Promissory Note Amendment does not purport to be complete and is qualified in its entirety by reference to the complete text of the 2021 Promissory Note Amendment, a copy of which is filed as Exhibit 10.9 to this Annual Report on Form 10-K and incorporated into this Form 10-K by reference.

Going Concern

The Company is required to evaluate whether there is a substantial doubt about its ability to continue as a going concern in each reporting period. In evaluating the Company’s ability to continue as a going concern, management has considered conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern for one year following the date the Company’s financial statements are issued. These conditions and evaluations included the Company’s current financial condition and liquidity sources, including current cash balances, forecasted cash flows, obligations due within twelve months from the date of this Annual Report, on Form 10-K including the Company’s obligations described in Note 4 – Convertible Notes Payable to Related Party, Note 5 – Notes Payable to Related Party, and the other conditions and events described below, including those described in Note 3 – Going Concern.

Management’s plans to alleviate substantial doubt include (a) completion of the Merger, (b) negotiating favorable repayment terms to and other revisions to any Renovo debt assumed in connection with the consummation of the Merger, (c) negotiating favorable repayment terms to and other revisions to any debt that may be assumed in the event that the Company elects to exercise its Purchase Option post-Merger to acquire 6, LLC, and (d) pursuing additional equity and debt financings to replace or repay any such assumed debt.

Furthermore, because we do not have any revenues from operations, if we are unable to consummate the Merger or other business combination with an operating company or a public or private sale of our equity or debt securities, the occurrence of which cannot be assured, we will continue to be dependent upon future loans or equity investments from our present stockholders or management to fund operating shortfall and do not foresee a change in this situation in the immediate future. We will attempt to raise capital for our current operational needs through loans from related parties, debt financing, equity financing, or a combination of financing options. However, there are no existing undertakings, commitments, or agreements for any debt or equity financings and there is no assurance to that effect.  Further, our need for capital may change dramatically if unknown claims or debts surface or if we consummate the Merger or acquire a business opportunity. There can be no assurances that any additional financings will be available to us on satisfactory terms and conditions, if at all. Unless we can close the Merger or other business combination with an operating company or successfully conduct a public or private sale of our equity or debt securities, our ability to continue as a going concern is doubtful.

Based on the uncertainty of achieving these goals and the significance of these factors described herein, there is substantial doubt as to the Company’s ability to continue as a going concern for a period of one year after the September 30, 2023 financial statements are issued.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Critical Accounting Policies and Estimates

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which requires management to make certain estimates and assumptions and apply judgments.

In its report dated December 18, 2023, our auditors, Accell Audit & Compliance P.A., expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. We generated no operating revenues for the fiscal years ended September 30, 2023 and September 30, 2022, and at September 30, 2023 we had a stockholders’ deficit of $801,494. Furthermore, at September 30, 2023 and 2022, we had an accumulated deficit of $5,171,801 and $4,894.498, respectively, and a working capital deficit of $531,494 at September 30, 2023. As a result of our working capital deficiency and anticipated operating costs for the next twelve months, we do not have sufficient funds available to sustain our operations for a reasonable period without additional financing.  Our continuation as a going concern is therefore dependent upon future events, including our ability to close the proposed Merger transaction or raise additional capital and to generate positive cash flows.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Kingfish Holding Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Kingfish Holding Corporation (the “Company”) as of September 30, 2023 and 2022, and the related statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended September 30, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.  We determined that there were no critical audit matters.

/s/ Accell Audit & Compliance, P.A.

We have served as the Company’s auditor since 2020.

Tampa, Florida

December 18, 2023

3001 N. Rocky Point Dr. East, Suite 200 ☐ Tampa, Florida 33607 ☐ 813.367.3527

KINGFISH HOLDING CORPORATION

BALANCE SHEETS

SEPTEMBER 30, 2023 AND 2022

	2023	2022
ASSETS

Current assets:
Cash	$1,395	$246

Total Assets	$1,395	$246

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$94,156	$207,300
Accrued interest payable	45,019	27,137
Convertible notes payable to related party	90,000	90,000
Notes payable to related party	130,000	-
Advances from related party	173,714	-
Total Current Liabilities	532,889	324,437

Long term liabilities:
Notes payable to related parties	250,000	180,000
Rescission liability	20,000	20,000
Total Long Term Liabilities	270,000	200,000

Total Liabilities	802,889	524,437

Commitments and contingencies (Note 11)

Stockholders’ deficit:
Preferred stock, par $0.0001, 20,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, par $0.0001, 200,000,000 shares authorized, 120,942,987 shares issued and outstanding	12,094	12,094
Paid in capital	4,378,213	4,378,213
Accumulated deficit	(5,171,801)	(4,894,498)
Rescission liability	(20,000)	(20,000)
Total stockholders’ deficit	(801,494)	(524,191)

Total Liabilities and Stockholders’ Deficit	$1,395	$246

The accompanying notes are an integral part of the financial statements

KINGFISH HOLDING CORPORATION

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED SEPTEMBER 30, 2023 AND 2022

	2023	2022

Expenses:
Operating expenses:
Professional fees	$257,482	$185,750
General and administrative	1,939	50
Total operating expenses	259,421	185,800
Other Expenses:
Interest expense	17,882	6,327
Total other expenses	17,882	6,327
Total expenses	277,303	192,127

Net Loss Before Income Taxes	(277,303)	(192,127)

Provision for income taxes	-	-

Net Loss	$(277,303)	$(192,127)

Basic and diluted net income (loss) per share	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	120,942,987	120,942,987

The accompanying notes are an integral part of the financial statements

KINGFISH HOLDING CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED SEPTEMBER 30, 2023 AND 2022

	Common Stock		Paid In	Accumulated	Rescission
	Shares	Par $0.0001	Capital	Deficit	Liability	Total

Balance, September 30, 2021	120,942,987	$12,094	$4,378,213	$(4,702,371)	$(20,000)	$(332,064)

Net Loss	-	-	-	(192,127)		(192,127)

Balance, September 30, 2022	120,942,987	$12,094	$4,378,213	$(4,894,498)	$(20,000)	$(524,191)

Net Loss	-	-	-	(277,303)		(277,303)

Balance, September 30, 2023	120,942,987	$12,094	$4,378,213	$(5,171,801)	$(20,000)	$(801,494)

The accompanying notes are an integral part of the financial statements

KINGFISH HOLDING CORPORATION

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30, 2023 AND 2022

	2023	2022
Cash Flows From Operating Activities:
Net loss	$(277,303)	$(192,127)
Adjustments to reconcile net loss to net cash used by operations:
Changes in operating assets and liabilities:
Accrued interest payable	17,882	6,328
Accounts payable	(113,144)	97,768
Net Cash flows used by operating activities	(372,565)	(88,031)

Cash Flows From Financing Activities:

Advances from related party	173,714	-
Proceeds from note payable to related party	200,000	50,000
Net Cash flows from financing activities	373,714	50,000

Net Increase (Decrease) in Cash	1,149	(38,031)

Cash at the beginning of year	246	38,277

Cash at the end of the year-	$1,395	$246

Supplemental disclosure of cash flow information:
Cash paid for taxes	$-	$-
Cash paid for interest	$-	$-
Non-cash investing and financing information
Advances from related party converted into note to related party	$-	$130,000

The accompanying notes are an integral part of the financial statements

KINGFISH HOLDING CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

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

On August 18, 2023, the parties entered into the Second Amendment pursuant to which, the parties have revised the Merger Agreement to, among other things: (i) eliminate the Acquisition Condition; (ii) require as a condition to the closing of the Merger that Renovo would take all steps necessary to cause: (a) 6 LLC to enter into the Lease with Renovo for the Property effective concurrently with or immediately after the closing of the Merger; and (b) 6 LLC and all of the 6 LLC Owners to enter into a Purchase Option Agreement with the surviving corporation; (iii) require delivery of the executed Purchase Option Agreement and Lease at the closing of the Merger, and (iv) extending the Outside Termination Date to October 31, 2023. On December 15, 2023, the Company and Renovo entered into a Letter Agreement which, among other things, again agreed to extend the Outside Terminate Date to March 31, 2024.

2. Summary of Significant Accounting Policies:

Basis of presentation:

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), and pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the years ended September 30, 2023 and 2022.

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

Cash:

Cash is maintained at a financial institution and, at times, the balance may exceed federally insured limits. The Company has never experienced any losses related to the balance. Currently, the FDIC provides insurance coverage up to $250,000 per depositor at each financial institution and the Company’s cash balance did not exceed such coverage on September 30, 2023.

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

At September 30, 2023 and 2022, convertible notes payable to related party of $90,000 can potentially convert into 90,000 shares of common stock. Interest expense related to the convertible notes was immaterial. These shares have been excluded from the diluted net loss per share calculations because the effect of including them would be anti-dilutive at September 30, 2023 and 2022.

3. Going Concern:

As reflected in the Company’s financial statements, the Company has an accumulated deficit of $5,171,801 and $4,894,498 as of September 30, 2023 and 2022, respectively. The Company used cash of $372,565 and $88,031 in operating activities during the years ended September 30, 2023 and 2022, respectively. The Company has a working capital deficiency of $531,494 at September 30, 2023 that is insufficient in management’s view to sustain current levels of operations for a reasonable period without additional financing. These trends and conditions continue to raise substantial doubt surrounding the Company’s ability to continue as a going concern for a reasonable period. Ultimately, the Company’s ability to continue as a going concern is dependent upon management’s ability to continue to curtail current operating expense and obtain additional financing to augment working capital requirements and support acquisition plans. There can be no assurance that management will be successful in achieving these objectives or obtain financing under terms and conditions that are suitable. The accompanying financial statements do not include any adjustments associated with these uncertainties.

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

The above transactions and amounts are not necessarily what third parties would have agreed to.

5. Notes Payable to Related Party:

The Company entered into a note to convert prior advances in a note payable with Mr. Toomey, a director, for $130,000 effective February 1, 2021. The 2021 Promissory Note bears interest, commencing on the date of the loan, at an initial rate of 2% per annum and the note matures on December 31, 2023. The maturity date of the note will accelerate and be due and payable immediately upon any change of control, merger, or other business combination (as defined in the note). If the maturity date is extended for any reason whatsoever (including in connection with an acceleration event), the note will bear interest at a rate of 5% per annum, commencing on the date of any such extension. The note is not convertible into shares of the Company’s Common Stock. On December 15, 2023, Mr. Toomey and the Company entered into Amendment to the 2021 Promissory Note to extend the maturity date of the 2021 Promissory Note to March 31, 2024.

The Company entered into a note with Mr. Toomey, a director, for $50,000 effective March 7, 2022. The note bears interest, commencing on the date of the loan, at an initial rate of 2% per annum and the note matures on December 31, 2024. The maturity date of the note will accelerate and be due and payable immediately upon any change of control, merger, or other business combination (as defined in the note). If the maturity date is extended for any reason whatsoever (including in connection with an acceleration event), the note will bear interest at a rate of 5% per annum, commencing on the date of any such extension. The note is not convertible into shares of the Company’s Common Stock.

Pursuant to the terms of the Original Merger Agreement, Renovo loaned $200,000 in principal amount to the Company on October 28, 2022 (the “Renovo Loan”). The Renovo Loan is evidenced by a promissory note dated October 22, 2022 issued by the Company to Renovo. The Renovo Promissory Note bears interest, commencing on the date of the loan, at an initial rate of 6% per annum and the note matures on October 28, 2024. No payments of principal or interest are due prior to the maturity date and on such date all such amounts are payable in full. The Company may prepay the amounts owed under the Renovo Promissory Note at any time without any prepayment penalties. In the event of a default by the Company under the Renovo Promissory Note, the outstanding principal amount, accrued and unpaid interest, and all other amounts payable under the Renovo Promissory Note shall become immediately due and payable without notice, declaration, or other act on the part of the Renovo. On August 18, 2023, Renovo and the Company negotiated and entered into an addendum to the Renovo Promissory Note, dated August 18, 2023 (the “Renovo Promissory Note Addendum”), providing that in the event that the Merger does not close, the Company may issue shares of Common Stock to Renovo in order to satisfy its obligations under the Renovo Promissory Note, including all accrued interest.

Mr. Toomey, Lori M. Toomey (Mr. Toomey’s wife), Kristen N. Toomey (Mr. Toomey’s adult daughter), and their affiliates (the “Toomey Debtholders”) have certain affiliate loans to Renovo (the “Renovo Affiliate Debt”), which, if the Merger is consummated, the Company will assume in connection with the Merger and which will be payable by the surviving corporation post-closing in accordance with the terms of the Renovo Affiliate Debt.

The above transactions and amounts are not necessarily what third parties would have agreed to.

6. Advances from Related Party:

During the year ended September 30, 2023, Renovo paid various professional fees on behalf of the Company amounting to $173,714 as of September 30,2023. These advances are non-interest bearing and unsecured.

The above transactions and amounts are not necessarily what third parties would have agreed to.

7. Preferred Stock:

The Company is authorized to issue up to 20,000,000 shares of Preferred Stock with designations, rights and preferences determined from time to time by our Board of Directors. Accordingly, our Board of Directors is empowered, without shareholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our Common Stock. The terms of the preferred stock have not been approved. As of September 30, 2023 and 2022, there was no Preferred Stock issued and outstanding.

8. Income Taxes:

The Company’s provision (benefit) for income taxes was as follows:

	9/30/2023	9/30/2022
Current
Federal	$-	$-
State	-	-
Foreign	-	-
	-	-
Deferred
Federal	(51,183)	(35,462)
State	(7,050)	(4,885)

Total	$(58,233)	$(40,347)

The income tax provision differs from the amount of tax determined by applying the Federal statutory rate as follows:

	9/30/2023	9/30/2022
Income tax provision at statutory rate:	$(58,233)	$(40,347)
Increase (decrease) in income tax due to:
Change in Valuation Allowance	58,233	40,347

Net deferred tax assets and liabilities were comprised of the following:

	9/30/2023	9/30/2022
Long-term deferred tax assets (liabilities)
Net Operating Loss	$710,833	$652,600
Valuation Allowance	(710,833)	(652,600)

The following is a reconciliation of the applicable federal income tax as computed at the federal statutory tax rate to the actual income taxes reflected in the Statements of Operations for the years ended September 30, 2023 and 2022

	Years Ended September 30,
	2023	2022

Tax provision at U.S. federal income tax rate	18.5%	18.5%
State income tax provision net of federal	2.5%	2.5%

Valuation allowance	(21.0)%	(21.0)%

Provision for income taxes	0.0%	0.0%

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

9. Rescission Liability:

On November 20, 2009, the Company issued 2,000,000 shares of its common stock to pay for services valued at $20,000. The issuance of these shares was declared invalid by the court since they were issued by prior management who did not have the authority to do so since they were validly removed on November 16, 2009. These shares remained outstanding at September 30, 2023 and will be returned to the Company’s transfer agent upon locating the holder of these shares.

10. Recent Accounting Pronouncements:

Recent pronouncements issued by FASB, the American institute of Certified Public Accountants (“AICPA”) and the Commission did not have a material impact on the Company’s present or future financial statements.

11. Commitments and Contingencies:

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, “Contingencies”. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of September 30, 2023 and 2022, the Company is not aware of any contingent liabilities that should be reflected in the financial statements.

12. Subsequent Events:

On October 30, 2023, the Company engaged Thomas J. Bellante to serve as a consultant to the Company in the primary role of assisting our Chief Financial Officer with the preparation of the Company’s financial statements and with other finance-related tasks as the Chief Financial Officer may request. Mr. Bellante’s has currently been engaged to assist with financial statements relating to the calendar year ended December 31, 2023 and each of the future 3-month periods occurring in 2024.

On December 15, 2023, the Company and Renovo entered into a Letter Agreement which (a) extend the Outside Terminate Date for the consummation of the Merger to March 31, 2024, and (b) reduced the post-Merger size of the board of directors to six directors and to appoint 3 persons designated by Renovo to fill the vacancies on the board created thereby. .

On December 15, 2023, Mr. Toomey and the Company entered into the 2021 Promissory Note Amendment to extend the maturity date of the 2021 Promissory Note to December 31, 2024.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2023 as required by the Securities Exchange Act of 1934 Rule 15d-15(c). In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) based on the framework in its “Internal Control-Integrated Framework (2013 Framework).”

Based on our evaluation, management concluded that our internal control over financial reporting was not effective as of September 30, 2023 because of material weaknesses in our internal control over financial reporting. A material weakness is a control deficiency or combination of deficiencies in internal control, such that there is a reasonable possibility that a material misstatement of the entity’s financial statements will not be prevented or detected and corrected on a timely basis. Our management concluded that the Company has several material weaknesses in our internal control over financial reporting because of inadequate segregation of duties over authorization due to the lack of employees for this purpose, lack of sufficient documentation concerning our review, risk assessment, and recording of transactions, as well as the financial reporting of such transactions.

Due to the Company’s limited resources and staffing, management has not developed a plan to mitigate the above material weaknesses. Despite the existence of these material weaknesses, the Company believes the financial information presented herein is materially correct and in accordance with generally accepted accounting principles in the United States.

However, in the event that the Merger is consummated, we will thoroughly evaluate a number of steps to enhance our internal control over financial reporting and address these material weaknesses, including: appointing specific financial reporting personnel with technical accounting and financial reporting experience, adopting policies to ensure proper internal communications and review in connection with non-routine transactions, enhancing our internal review procedures during the financial statement closing process, and designing and implementing journal entry procedures and controls.

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

Neither our management nor an independent registered public accounting firm has performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act because no such evaluation has been required because the Company is not an accelerated filer under the Exchange Act.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The directors and executive officers of the Company, their ages, and positions with the Company as of September 30, 2023 are set forth below.

Name	Age	Position with Company

Ted Sparling	60	Director, President, and Chief Executive Officer

James K. Toomey	58	Director and Secretary

James M. La Manna	58	Director and Chief Financial Officer

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

Ted Sparling has served as the President, Chief Executive Officer, and a director of the Company since January 2012.  Mr. Sparling also served as Chief Executive Officer and Secretary from January 2012 until November 2014, and as the President of the Kesselring Corporation, a Florida corporation, from March 2005 (prior to its acquisition by the Company pursuant to the Share Exchange Agreement, dated May 18, 2007 (the “Share Exchange Agreement”) until October 2007 when the Shares Exchange Agreement was consummated.  Mr. Sparling also has served as the President and sole director of Gulf & Bay Constructors, Inc., a building contractor located in north west Florida, since December 2006 and has served in the same capacities for Gulf & Bay Inspections, Inc., a building inspector located in north west Florida, since January 2007. Mr. Sparling has been a state certified building contractor since 1989 and has been a state certified home inspector since 2012.

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

Consultant

On October 30, 2023, the Company hired Mr. Bellante to serve as a consultant to our Chief Financial Officer to, among other things, assist with the preparation of the Company’s financial statements and with other finance-related tasks as the Company may request. Under the terms of his engagement, Mr. Bellante has assisted the Chief Financial Officer with the preparation of the Company’s financial statements for the calendar year ended December 31, 2023 (including the audited financial statements for fiscal year ended September 30, 2023, and each of the future 3-month periods occurring in 2024 fiscal year.

Thomas J. Bellante,age 75,has been practicing in public accounting since 1969. In November 2012, he started the CPA firm of Thomas J. Bellante CPA PA, where he is the Managing Partner. It assists smaller/public companies with their SEC filing requirements. Mr. Bellante has been the acting Chief Financial Officer of Innovators, Inc. since February 2022. Innovators is a public company that provides information technology solutions and services to healthcare and laboratory customers in the United States. From 2012 until 2020, Mr. Bellante was the Chief Financial Officer of Garyn Angel Enterprises, Inc., a company that designs, develops, markets and distributes products that provide consumers the ability to refine herbs into topical preparations and ingredients for edibles. He also has been with Surety Accounting Services since their inception in June 2018 until 2019. He was a shareholder with that firm handling tax planning, tax return preparation, financial consulting and bookkeeping for its clients. He joined the firm of Pender McNulty & Newkirk in April 1976. In 1981, he became a partner of that firm. Mr. Bellante led that firm’s Audit Department and established the SEC Practice Division. Under his leadership, that firm’s SEC Practice Division was ranked 48th in Bowman First Alert’s 2006 list of the Top 100 Public Company Accounting Firms in the U.S. He served as that firm’s Managing Partner from 1989 to 2005, growing the company to a 52-person CPA firm. In January 2013, Pender Newkirk & Company joined forces with Warren Averett, LLC. Warren Averett, with more than 800 employees, is presently ranked among the nation’s Top 30 accounting firms. Mr. Bellante served as a leader of that firm’s SEC Practice Group. Mr. Bellante’s industry experience includes reporting for public shell corporations, construction firms, software developers, manufacturing companies, R.V. dealerships, mortgage brokers and bankers, brokerage dealers, international communication system companies, real estate developers, data processing companies, import/export companies, development stage enterprises and multi-state/international corporate conglomerates.

Family Relationships

There are no family relationships between any of directors or executive officers of the Company.

Involvement in Certain Legal Proceedings

During the past ten years, none of our directors, executive officers, promoters, or control persons has been involved in any of the legal proceedings listed in Item 401(f) of Regulation S-K.

Arrangements for Selection of Directors

Except as may be contemplated under the terms of the Merger Agreement if consummated, there are no current arrangements or understandings between an executive officer, director, and any other person pursuant to which he was or is to be elected or selected as a director or as an executive officer of the Company.

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

Compensation Committee.  The Compensation Committee is comprised solely of Mr. Toomey, and it did not hold any meetings during fiscal year ended September 30, 2023. The Compensation Committee does not have a charter.  However, principal responsibilities of this committee are to review and make recommendations to the Board of Directors concerning the compensation of officers of the Company, to provide input and make recommendations to the Board on individuals elected to be executive officers of the Company, to review and make recommendations with respect to the Company’s existing and proposed compensation and bonus plans, and to serve as the committee responsible for administering the Company’s existing compensation and benefits plans. In addition, this committee also is responsible for evaluating and recommending compensation to be paid to our directors, including retainers, fees, benefits and perquisites.  The sole member of this Committee is not independent within the meaning of the listing standards of the Nasdaq Rule 5605(a)(2)(A).

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

The Company did not pay any officer or any other person any compensation for the fiscal years ended September 30, 2023 or 2022 and none of our executive officers has an employment agreement with the Company. Furthermore, as of September 30, 2023, none of our executive officers have any outstanding equity awards in his capacity as an employee with respect to the Company’s common stock.

Director Compensation

None of the Company’s directors received any cash compensation, equity awards, or other non-cash compensation or other arrangements for services provided in their capacity as directors for the fiscal years ended September 30, 2023 or 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Company’s outstanding common shares as of November 30, 2023 by: (a) each person known by us to beneficially own 5% or more of the Company’s common shares, (b) each director of the Company and each executive officer of the Company, and (c) all directors and executive officers of the Company as a group. Except as otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all of the common shares owned by them.

Name of Beneficial Owner	Current Beneficial Ownership
	Number (1)	Percentage (2)

James K. Toomey (3)	84,839,003	70.08%
Ted Sparling	3,719,668	3.08%
Jim La Manna	2,000,000	1.66%
All directors and executive officers as a group (3 persons)(4)	90,558,671	74.81%

_____________________________________

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

(3)

Includes 4,963,095 common shares held jointly by Mr. Toomey and his spouse over which he has shared voting and investment powers. This also includes 113,866 shares that may be issued upon conversion of the convertible promissory notes and advances in principal aggregate amount of $90,000 issued pursuant to loan advances made in December 2015, March 2016, July 2016, September 2016, and February 2019 (“Convertible Notes”), including the shares issuable with respect to accrued interest of $23,866 thereon. All of the Convertible Notes are currently convertible at a conversion price of $1.00 per share. Mr. Toomey’s address is 800 Morgan-Johnson Road, Bradenton, FL 34208.

(4)

Includes 113,866 shares that may be issued upon conversion of outstanding convertible promissory notes in principal aggregate amount of $90,000 (including shares issuable with respect to accrued interest of $23,866 thereon.).

Change of Control

In the event that the Reverse Stock Split is implemented and the Merger is consummated and, the Renovo stockholders as a group will own 600,000 of the 841,886 post-Merger shares of Common Stock then outstanding (or approximately 71.3% of the post-Merger outstanding Common Stock, with the precise amount dependent on how many fractional shares will be rounded up to the nearest whole share in the Reverse Stock Split).

Further, as a result of the Reverse Stock Split, on a pre-Merger basis, Mr. Toomey, Lori M. Toomey (Mr. Toomey’s wife), and their affiliates (the “Toomey Stockholders”) will hold approximately 169,451 shares of the then-outstanding shares of the Company Common Stock and, in connection with the Merger, they will receive 110,000 of the 600,000 shares of our Common Stock issued to the Renovo Holders. Accordingly, following the Merger, the Toomey Stockholders will beneficially own approximately 279,451 shares of the approximately 841,886 then-outstanding shares post-Merger (or approximately 33.2% of the post-Merger outstanding Common Stock) and will continue to be the largest stockholder block of the Company. The number of post-Merger shares held by the Toomey Stockholders assumes that none of the convertible promissory notes held by Mr. Toomey are converted into Common Stock.

In addition, Kristen N. Toomey, the adult daughter of James K. Toomey and Lori M. Toomey currently beneficially owns 15% of the outstanding Renovo Stock and, will receive 90,000 shares of our Common Stock issued to the Renovo Holders from the Merger, representing approximately 10.7% of the outstanding post-Merger Common Stock.

Equity Compensation Plans

During the fiscal year ended September 30, 2023, we did not have any equity incentive or other equity awards plans in which any director, officer, consultant, or employee of our Company was able to participate. During the fiscal year ended September 30, 2023, no individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs were made to our directors or executive officers and, as of September 30, 2023, none of our directors or our executive offices have been granted, or held, any stock options or other equity award to acquire any of our capital stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

Toomey Loans to the Company

During the fiscal year ended September 30, 2016, Mr. Toomey has advanced an aggregate of $90,000 to the Company pursuant to the following convertible notes: (a) the December 2015 Note Agreement (bearing interest at 3.5%) in exchange for the December 2015 Promissory Notes (b) the May 2016 Note Agreement (bearing interest at 3.5%) in exchange for the March 2016 Promissory Notes, (c) the August 2016 Note Agreement (bearing interest at 3.5%) in exchange for the July 2016 Promissory Note, and (d) the September 2016 Note Agreement (bearing interest at 3.5%) in exchange for the September 2016 Promissory Note.  These promissory notes remain outstanding and are convertible into our common stock at a fixed conversion price equal to $1.00 per share (subject to anti-dilution adjustments).

In addition to the above loans, Mr. Toomey also: (a) advanced an aggregate of $130,000 to the Company during the fiscal years ended September 30, 2021 and 2020, evidenced by a consolidated promissory note, dated February 1, 2021, bearing interest at an initial rate of 2% per annum and maturing on December 31, 2023 (the “February 2021 Note”) and (b) loaned $50,000 in aggregate principal amount to the Company following the completion of the Filing Updates, evidenced by a promissory note, dated March 7, 2022, bearing interest at an initial rate of 2% per annum and maturing on December 31, 2024.  These promissory notes remain outstanding and they are not convertible into our Common Stock.

On December 15, 2023, Mr. Toomey and the Company entered into Amendment to the 2021 Promissory Note Amendment to extend the maturity date of the 2021 Promissory Note to December 31, 2024. The foregoing description of the 2021 Promissory Note Amendment does not purport to be complete and is qualified in its entirety by reference to the complete text of the 2021 Promissory Note Amendment, a copy of which is filed as Exhibit 10.9 to this Annual Report on Form 10-K and incorporated into this Form 10-K by reference.

The maturity date of each of the promissory notes issued to Mr. Toomey to the Company in exchange for his loans will accelerate and be due and payable immediately upon any change of control, merger, or other business combination.

Renovo Loan and of Certain Advances for Expenses

Pursuant to the terms of the Merger Agreement, Renovo loaned $200,000 in principal amount to the Company on October 28, 2022, evidenced by a promissory note, dated October 28, 2022, issued by the Company to Renovo. The Renovo Promissory Note bears interest, commencing on the date of the loan, at an initial rate of 6% per annum and the note matures on October 28, 2024. Pursuant to the Renovo Promissory Note Addendum, in the event that the Merger does not close, the Company may issue shares of Common Stock to Renovo in order to satisfy its obligations under the Renovo Promissory Note, including all accrued interest. Mr. Toomey, his wife, and his daughter serve on the board of directors of Renovo, and the Toomey Stockholders have an 18.33% equity ownership interest in Renovo.

During the year ended September, 30, 2023, Renovo also paid various professional fees on behalf of the Company amounting to approximately $174,000 as of September 30, 2023. These advances are non-interest bearing and unsecured.

Proposed Merger Transaction and Post-Merger 6 LLC Agreements

James K. Toomey and the other Toomey Stockholders, who collectively have a controlling interest in the Company, have an interest in the Merger Agreement and Renovo Promissory Note due to the following relationships: (a) Mr. Toomey, his wife, and his daughter serve on the board of directors of Renovo, (b) Mr. Toomey and his wife serve as executive officers of Renovo, (c) the Toomey Stockholders have an 18.33% equity ownership interest in Renovo and will receive additional shares of Common Stock from the exchange of their Renovo Stock in the Merger, (d) Mr. Toomey’s wife will become a director of the combined entity following the consummation of the Merger, (e) the Company will assume the Renovo Affiliate Debt in the amount of approximately $1.6 million, (f) the Renovo Affiliate Debt that will be assumed by the surviving corporation after consummation of the Merger will be payable to a group comprised of Mr. Toomey, Lori M. Toomey (Mr. Toomey’s wife), Kristen N. Toomey (Mr. Toomey’s adult daughter), and their affiliates (the “Toomey Debtholders”), and (g) the Toomey Debtholders have a combined one-third equity ownership interest in 6 LLC, which as discussed above, will receive rent payments under the Lease from the surviving corporation. It is anticipated that the rental payments received by 6 LLC will be in part used to service the debts of 6 LLC, including certain debts owed by 6 LLC to the Toomey Debtholders.

Mr. Toomey and his wife currently beneficially own approximately of 84,839,003 shares of Common Stock, or approximately 70.1% of the outstanding Common Stock, and 18.33% of the outstanding Renovo Stock. In the event that the Reverse Stock Split is implemented and the Merger transaction is consummated, the Toomey Stockholders will hold approximately 169,451 shares of the then-outstanding shares of the Company Common Stock and in connection with the Merger they will receive 110,000 shares of our Common Stock in exchange for their shares of Renovo Stock. Accordingly, following the merger, the Toomey Stockholders will beneficially own approximately 279,451 shares of the approximately 841,886 then-outstanding shares of Common Stock the Company (or 33.2% of the then-outstanding shares of Common Stock). The number of post-Merger shares held by the Toomey Stockholders assumes that none of the convertible promissory notes held by Mr. Toomey are converted into Common Stock. In addition, the Toomey Stockholders also will have registration rights under the Registration Rights Agreement to require the Company to register, at its expense, shares of Common Stock held by them, including shares received in exchange for their shares of Renovo Stock pursuant to the Merger.

In addition, Kristen N. Toomey, the adult daughter of James K. Toomey and Lori M. Toomey currently beneficially owns 15% of the outstanding Renovo Stock and, will receive 90,000 shares of our Common Stock issued to the Renovo Holders from the Merger, representing approximately 10.7% of the outstanding post-Merger Common Stock.

The Toomey Stockholders, as beneficial owners of Renovo and 6 LLC would have experienced certain of the unanticipated material adverse tax consequences to the Renovo Owners described in Note 1 to the financial statements in the event that the Merger transaction continued to require that Renovo acquire 6 LLC prior to the Merger (referred to as the Acquisition Condition). If the Acquisition Condition not been eliminated, it is anticipated that the owners of 6 LLC would have received approximately $5.7 million of taxable gain. Accordingly, the elimination of the Acquisition Condition provided by the Second Amendment may provide significant tax benefits to the Toomey Stockholders, as owners of 6 LLC, if the Merger is consummated.

In addition, as holders of 6 LLC Equity Interests, the Toomey Stockholders also have an interest in the Lease Agreement and Purchase Option Agreement to be entered into by 6 LLC in connection with the consummation of the Merger.

Under the Lease Agreement, Renovo (and following the Merger, the surviving corporation) will lease the Property on which Renovo’s operations are currently conducted from 6 LLC for annual rent of $480,000 paid in twelve (12) monthly payments of $40,000, which is inclusive of electrical, water, sewer, and other utilities. The Lease has an initial term of two years, and may be extended for a period of up to five (5) years by the surviving corporation.

Under the terms of the Purchase Option Agreement to be executed in connection with the closing of the Merger transaction, the surviving corporation will have the exclusive option, subject to certain conditions, in its sole discretion, exercisable at any time within five (5) years after the closing of the Merger, to acquire 6 LLC in a post-Merger transaction (the “Future Acquisition”) at a purchase price (“Purchase Price”) equal to (i) the fair market value of 6 LLC, as determined in accordance with the terms of the Purchase Option Agreement (“Fair Market Value”) plus (ii) a premium equal to fifteen percent (15%) of the Fair Market Value. To the extent that 6 LLC’s outstanding bank loan (“Bank Loan”) with Hancock Whitney Bank (the “Bank”) remains outstanding at the time the Purchase Option at the time of any Future Acquisition, either (i) the cash portion of the Purchase Price would be used to first payoff any such amount, or (ii) if the surviving corporation negotiates the assumption of the Bank Loan with the Bank (the “Bank Loan Assumption”), the dollar amount of the outstanding Bank Loan so assumed shall be applied to the payment of the Purchase Price. It is a condition to the exercise of the Purchase Option that the surviving corporation either repay the Bank Loan or negotiate the assumption of the Bank Loan by the surviving corporation at the closing of the Future Acquisition. The Fair Market Value will be determined by an independent appraisal of the fair market value of the 6 LLC assets (or, upon a bona fide offer with a firm price made by an unaffiliated third party within 12 months of an exercise of the Purchase Option by the surviving corporation).

Director Independence

Although there is no established trading market for our common shares, limited and sporadic trading of our common shares is quoted by the OTC Markets Group, Inc. in the OTC Expert Market tier, which does not have director independence requirements or defines who would constitute an independent director. We, however, undertook a review of the independence of our directors using the independence standards for directors provided in the rules of The Nasdaq Stock Market. These rules require consideration of whether any director has a material relationship with us that could interfere with his ability to exercise independent judgment in carrying out his responsibilities. Under Nasdaq Rule 5605(a)(2), however, a director is not considered to be independent if he or she, among other things:

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

Under such definition, as of September 30, 2023, none of our directors could be classified as independent.  Each of our directors are considered a non-independent director because of their appointment as executive officers of the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Accell Audit & Compliance, P.A., an independent registered public accounting firm (“AAC”), has served as the Company’s auditors for the fiscal years ending September 30, 2023 and 2022.

Audit and Non-Audit Fees

The following table presents fees for professional audit services rendered by AAC for the audit of the Company’s annual financial statements for the years ended September 30, 2023 and fees billed for other services rendered by AAC during this period.

	2023	2022
Audit fees (1)	$37,500	$30,000
Audit related fees (2)	$0	$0
Tax fees (3)	$0	$0
All other fees (4)	$0	$0

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

2.2

First Amendment to Agreement and Plan of Merger, dated March 31, 2023 by and between Kingfish Holding Corporation and Renovo Resource Solutions, Inc., incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 4, 2023.

2.3

Second Amendment to Agreement and Plan of Merger, dated August 18, 2023 by and between Kingfish Holding Corporation and Renovo Resource Solutions, Inc., incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 21, 2023.

2.4 *	Letter Agreement, dated December 15, 2023 by and between Kingfish Holding Corporation and Renovo Resource Solutions, Inc.
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

28

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

10.8

Renovo Promissory Note Addendum, dated August 18, 2023 by and between Kingfish Holding Corporation and Renovo Resource Solutions, Inc., incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 21, 2023.

10.9 *

Amendment to Promissory Note, dated December 15, 2023 by and between Kingfish Holding Corporation and James K. Toomey, amending that certain Promissory Note, dated February 1, 2021 in favor of James K. Toomey in the principal amount of $130,000,

31.1 *

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(a)), with respect to the registrant’s Annual Report on Form 10-K for the year ended September 30, 2023.

31.2 *

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(a)), with respect to the registrant’s Annual Report on Form 10-K for the year ended September 30, 2023.

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

KINGFISH HOLDING CORPORATION

Date: December 19, 2023	By:	/s/ Ted Sparling
Ted Sparling
President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ted Sparling	President, Chief Executive Officer, and Director	December 19, 2023
Ted Sparling	(Principal Executive Officer)

/s/ James K. Toomey	Director	December 19, 2023
James K. Toomey

/s/ James M. La Manna	Director and Chief Financial Officer	December 19, 2023
James M. La Manna	(Principal Financial Officer)

