Form 10-Q
period 2023-12-31
Kingfish Holding Corp
filed 2024-02-14
CIK 1374881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2023

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

As of February 1, 2024, the number of issued and outstanding common shares of the registrant was 120,942,987.

KINGFISH HOLDING CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KINGFISH HOLDING CORPORATION

BALANCE SHEETS

DECEMBER 31, 2023 (unaudited) AND SEPTEMBER 30, 202

	December 31, 2023	September 30, 2023
ASSETS

Current assets:
Cash	$1,395	$1,395

Total Assets	$1,395	$1,395

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$94,156	$94,156
Accrued interest payable	49,694	45,019
Convertible notes payable to related party	90,000	90,000
Notes payable to related party	180,000	130,000
Advances from related party	225,519	173,714
Total Current Liabilities	639,369	532,889

Long term liabilities:
Notes payable to related parties	200,000	250,000
Rescission liability	20,000	20,000
Total Long Term Liabilities	220,000	270,000

Total Liabilities	859,369	802,889

Commitments and contingencies (Note 11)

Stockholders’ deficit:
Preferred stock, par $0.0001, 20,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, par $0.0001, 200,000,000 shares authorized, 120,942,987 shares issued and outstanding	12,094	12,094
Paid in capital	4,378,213	4,378,213
Accumulated deficit	(5,228,281)	(5,171,801)
Rescission liability	(20,000)	(20,000)
Total stockholders’ deficit	(857,974)	(801,494)

Total Liabilities and Stockholders’ Deficit	$1,395	$1,395

The accompanying notes are an integral part of the financial statements

KINGFISH HOLDING CORPORATION

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2023 AND 2022

 (UNAUDIED)

	2023	2022

Expenses:
Operating expenses:
Professional fees	$51,805	$40,447
General and administrative	-	68
Total operating expenses	51,805	40,515
Other Expenses:
Interest expense	4,675	3,810
Total other expenses	4,675	3,810
Total expenses	56,480	44,325

Net Loss Before Income Taxes	(56,480)	(44,325)

Provision for income taxes	-	-

Net Loss	$(56,480)	$(44,325)

Basic and diluted net income (loss) per share	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	120,942,987	120,942,987

The accompanying notes are an integral part of the financial statements

KINGFISH HOLDING CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE ENDED DECEMBER 31, 2023 AND 2022

 (UNAUDITED)

	Common Stock		Paid In	Rescission	Accumulated
	Shares	Par $0.0001	Capital	Liability	Deficit	Total

Balance, September 30, 2021	120,942,987	$12,094	$4,378,213	$(20,000)	$(4,894,498)	$(524,191)

Net Loss	-	-	-	-	(44,325)	(44,325)

Balance, December 31, 2022	120,942,987	$12,094	$4,378,213	$(20,000)	$(4,938,823)	$(568,516)

Balance, September 30, 2023	120,942,987	$12,094	$4,378,213	$(20,000)	$(5,171,801)	$(801,494)

Net Loss for three months ended December 31, 2023	-	-	-	-	(56,480)	(56,480)

Balance, December 31, 2023	120,942,987	$12,094	$4,378,213	$(20,000)	$(5,228,281)	$(857,974)

KINGFISH HOLDING CORPORATION

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED DECEMBER  31, 2023 AND 2022

 (UNAUDITED)

	2023	2022
Cash Flows From Operating Activities:
Net loss	$(56,480)	$(44,325)
Adjustments to reconcile net loss to net cash used by operations:
Changes in operating assets and liabilities:
Accrued interest payable	4,675	3,809
Accounts payable	-	(113,124)
Net Cash flows used by operating activities	(51,805)	(153,640)

Cash Flows From Financing Activities:

Advances from related party	51,805	-
Proceeds from note payable to related party	-	200,000
Net Cash flows from financing activities	51,805	200,000

Net Increase (Decrease) in Cash	-	46,360

Cash at the beginning of year	1,395	246

Cash at the end of the year-	$1,395	$46,606

Supplemental disclosure of cash flow information:
Cash paid for taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of the financial statements

KINGFISH HOLDING CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2023

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

2. Summary of Significant Accounting Policies:

Basis of presentation:

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), and pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the three months ended December 31, 2023 and 2022.

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

Cash:

Cash is maintained at a financial institution and, at times, the balance may exceed federally insured limits. The Company has never experienced any losses related to the balance. Currently, the FDIC provides insurance coverage up to $250,000 per depositor at each financial institution and the Company’s cash balance did not exceed such coverage on December 31, 2023.

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

At December 31, 2023 and 2022, convertible notes payable to related party of $90,000 can potentially convert into 90,000 shares of common stock. These shares have been excluded from the diluted net loss per share calculations because the effect of including them would be anti-dilutive at December 31, 2023 and 2022.

3. Going Concern:

As reflected in the Company’s financial statements, the Company has an accumulated deficit of $5,228,281 as of December 31, 2023. The Company used cash of $51,805 and $153,640 in operating activities during the three months ended December 31, 2023 and 2022, respectively. The Company has a working capital deficiency of $637,974 at December 31, 2023 that is insufficient in management’s view to sustain current levels of operations for a reasonable period without additional financing. These trends and conditions continue to raise substantial doubt surrounding the Company’s ability to continue as a going concern for a reasonable period. Ultimately, the Company’s ability to continue as a going concern is dependent upon management’s ability to continue to curtail current operating expense and obtain additional financing to augment working capital requirements and support acquisition plans. There can be no assurance that management will be successful in achieving these objectives or obtain financing under terms and conditions that are suitable. The accompanying financial statements do not include any adjustments associated with these uncertainties.

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

6. Advances from Related Party:

During the period ended December 31, 2023, Renovo paid various professional fees on behalf of the Company amounting to $225,519 as of December 31,2023. These advances are non-interest bearing and unsecured.

The above transactions and amounts are not necessarily what third parties would have agreed to.

7. Preferred Stock:

The Company is authorized to issue up to 20,000,000 shares of Preferred Stock with designations, rights and preferences determined from time to time by our Board of Directors. Accordingly, our Board of Directors is empowered, without shareholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our Common Stock. The terms of the preferred stock have not been approved. As of December 31, 2023 and 2022, there was no Preferred Stock issued and outstanding.

8. Income Taxes:

The Company’s provision (benefit) for income taxes was as follows:

	12/31/2023	12/31/2022
Current
Federal	$-	$-
State	-	-
Foreign	-	-
	-	-
Deferred
Federal	(11,861)	(35,462)
State	(2,231)	(4,885)

Total	$(14,092)	$(40,347)

The income tax provision differs from the amount of tax determined by applying the Federal statutory rate as follows:

	12/31/2023	12/31/2022
Income tax provision at statutory rate:	$(14,092)	$(40,347)
Increase (decrease) in income tax due to:
Change in Valuation Allowance	14,092	40,347

Net deferred tax assets and liabilities were comprised of the following:

	12/31/2023	12/31/2022
Long-term deferred tax assets (liabilities)
Net Operating Loss	$724,925	$652,600
Valuation Allowance	(724,925)	(652,600)

Total	-	-

The following is a reconciliation of the applicable federal income tax as computed at the federal statutory tax rate to the actual income taxes reflected in the Statements of Operations for the three months ended December 31, 2023 and 2022

	Three Months Ended December 31,
	2023	2022

Tax provision at U.S. federal income tax rate	21%	21%
State income tax provision net of federal	4%	4%

Valuation allowance	(25)%	(25)%

Provision for income taxes	0.0%	0.0%

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

9. Rescission Liability:

On November 20, 2009, the Company issued 2,000,000 shares of its common stock to pay for services valued at $20,000. The issuance of these shares was declared invalid by the court since they were issued by prior management who did not have the authority to do so since they were validly removed on November 16, 2009. These shares remained outstanding at December 31, 2023 and will be returned to the Company’s transfer agent upon locating the holder of these shares.

10. Recent Accounting Pronouncements:

Recent pronouncements issued by FASB, the American institute of Certified Public Accountants (“AICPA”) and the Commission did not have a material impact on the Company’s present or future financial statements.

11. Commitments and Contingencies:

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, “Contingencies”. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of December 31, 2023 and 2022, the Company is not aware of any contingent liabilities that should be reflected in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the operating results and financial condition of the Company for the fiscal quarters ended December 31, 2023 and 2022. The discussion and analysis set forth below is intended to assist you in understanding the financial condition and results of our operations and should be read in conjunction with our financial statements and the accompanying notes included elsewhere in this quarterly report. Our results of operations and financial condition, as reflected in the accompanying statements and related notes, are subject to management’s evaluation and interpretations of business conditions, changing market conditions and other factors. Historical results and trends which might appear should not be taken as indicative of future operations. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of various factors.

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

•

our ability to identify, enter into and close an appropriate merger, acquisition, or other combination transaction with a business prospect, including, without limitation, the Merger Agreement (as defined below), by and between the Company and Renovo Resource Solutions, Inc., a Florida corporation (“Renovo”), as amended (the “Merger”);

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

If any of these risks or uncertainties materializes or any of these assumptions proves incorrect, the results of the Company or the combined company following completion of the Merger could differ materially from the forward-looking statements.  All written or oral forward-looking statements that are made or attributable to us are expressly qualified in their entirety by this cautionary notice.  The forward-looking statements included herein are only made as of the date of this Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2023 (this “Form 10-Q”).  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

Operations.

The primary business of the Company is to seek a suitable private company acquisition or other business combination.  The Company has not been engaged in any other business activity during the period covered by this Form 10-Q.

On October 28, 2022, the Company and Renovo entered into an Agreement and Plan of Merger (“Original Merger Agreement”), pursuant to which (a) Renovo will be merged with and into the Company in accordance with the provisions of the Delaware General Corporation Law and the separate corporate existence of Renovo shall thereupon cease, and (b) the Company shall be the legal successor or surviving corporation in the Merger.

On March 31, 2023, the Company and Renovo entered into the First Amendment to the Merger Agreement (“First Amendment”) which amended the Original Merger Agreement to, among other things; (i) extend the outside termination date for the closing as set forth in the Original Merger Agreement (the “Outside Termination Date”) to May 31, 2023, (ii) reduce the number of shares of the Company’s common stock issuable to the holders of Renovo common shares upon consummation of the Merger; and (iii) revise certain other provisions relating to a delay in the receipt of Renovo’s audited financial statements required as a condition for closing.

On August 17, 2023 the board of directors of the Company approved and, on August 18, 2023, the Company entered into the Second Amendment to the Merger Agreement (the “Second Amendment”) with Renovo.  Pursuant to the Second Amendment, the Merger Agreement was amended to, among other things: (i) eliminate the condition that Renovo acquire 6 LLC, a Florida limited liability company owned and controlled by the shareholders of Renovo that owns the buildings and property (“Property”) on which Renovo conducts its operations (“6 LLC”) prior to the Merger; (ii) require as a condition to the closing of the Merger that Renovo take all steps necessary to cause: (a) 6 LLC to enter into a new lease agreement (the “Lease”), with an initial term of two years for the Property on terms reasonably satisfactory to the Company with Renovo effective concurrently with or immediately after the closing of the Merger; and (b) 6 LLC and all of the 6 LLC owners to grant the surviving corporation an exclusive option to purchase 6 LLC for a period of five years following the closing of the Merger (“Purchase Option”) and to enter into an agreement regarding the Purchase Option with the surviving corporation (the “Purchase Option Agreement”); (iii) require delivery of the executed Purchase Option Agreement and Lease at the closing of the Merger, and (iv) extend the Outside Termination Date to October 31, 2023.

On December 15, 2023, the Company and Renovo entered into a letter agreement (the “Letter Agreement”), whereby they again agreed to extend the Outside Terminate Date to March 31, 2024 and to reduce the number of directors that will be appointed to the Company’s board of directors by Renovo following the Merger.  With respect to the composition of the board of directors following the Merger, Kristen N. Toomey, one of the prospective Renovo appointees, has subsequently informed the parties that she will not serve on the board of directors following the Merger.  Accordingly, pursuant to the Letter Agreement, the parties have determined to revise the terms of the Merger Agreement to only expand the Board to six directors and appoint only Randall A. Moritz, Keri A. Moritz, and Lori M. Toomey as previously disclosed Renovo appointees to the board of directors following the consummation of the Merger.

The Original Merger Agreement, the First Amendment, the Second Amendment, and the Letter Agreement are referred to collectively herein as the “Merger Agreement”.

Under the terms of the Merger Agreement, at the effective time of the Merger, each outstanding common share, no par value, of Renovo (“Renovo Stock”) will be converted into and will represent the right to receive 6,000 shares (“Exchange Ratio”) of common stock, par value $0.0001 per share, of the Company (“Company Stock”), after giving effect to the Reverse Stock Split (as defined below). The Exchange Ratio shall be fixed and no adjustment shall be made under any circumstances other than with respect to certain anti-dilution provision of the Merger Agreement. No fractional share of the Company Stock will be issued pursuant to the Merger. To the extent that a holder of Renovo Stock would otherwise have been entitled to receive a fraction of a share of Company Stock (after taking into account all certificates delivered by such holder), such holder shall receive, in lieu thereof, an additional fraction of a share of the Company Stock rounded up to the nearest whole share of the Company Stock.

Consummation of the Merger is subject to a number of conditions, including among others, the following: (i) approval of the Merger Agreement by Renovo’s stockholders (“Renovo Stockholder Approval”), (ii) the Company, as the surviving corporation in the Merger, shall have been approved as a Secondary Metals Recycler under Section 538.25 of the Florida Statutes to be effective immediately following the closing of the Merger, (iii) Renovo shall have provided the Company with a loan of approximately $200,000 (“Renovo Loan”), as evidenced by a promissory note, to provide the funds necessary for the Company to continue operations and consummate the transactions contemplated by the Merger Agreement (“Renovo Promissory Note”), (iv) the Company shall have entered into a Registration Rights Agreement, a copy of which is attached as Exhibit A to the Original Merger Agreement, with each of the Renovo shareholders, (v) each of the Renovo shareholders shall have entered into an Investment Letter which is attached as Exhibit B to the Original Merger Agreement, (vi) the execution and delivery of the Lease by and between Renovo and 6 LLC, a copy of each which is attached as Exhibit A to the Second Agreement, (vii) the execution and delivery the Purchase Option Agreement by and between the Company and 6 LLC, a copy of each which is attached as Exhibit B to the Second Agreement, (viii) there shall not have been any material adverse effects on the operations of Renovo, (ix) there shall not have been certain additional adverse legal proceedings commenced against the Company or Renovo which prevents the consummation of the Merger transactions, and (x) the satisfaction of certain other customary closing conditions. The Renovo Stockholder Approval and the Renovo Loan conditions have been satisfied as of the date hereof.

In addition to the conditions described above, the closing of the Merger transaction also is conditioned upon the approval and prior implementation of an amendment to the Amended and Restated Certificate of Incorporation of the Company to effect (a) a 1-for-500 reverse stock split, such that every holder of Company Stock shall receive one share of Company Stock for every 500 shares of Company Stock held prior to such reverse stock split, and all fractional shares resulting therefrom will be rounded up to the nearest whole share; and (b) a corresponding reduction of the number of authorized shares of Company Stock from 200,000,000 to 20,000,000 shares and the number of shares of Company’s preferred stock from 20,000,000 to 2,000,000 shares (collectively, the “Reverse Stock Split”).

Further, under the rules and regulations of the Securities and Exchange Commission (“Commission”) , the Company, as a shell company, is required to file a Form 8-K within four business days following the close of such merger transaction that includes certain information relating to the post-Merger surviving corporation as would be required in a Form 10 filed under the Exchange Act, including without limitation, all required disclosures concerning the post-Merger operations and management of the Company and all required consolidated and pro forma financial statements (“Merger Form 8-K”). The ability to prepare the Merger Form 8-K will be largely dependent on the ability of Renovo to furnish the Company with audited financial statements and other information necessary to prepare such Merger Form 8-K. As a result, as a condition to the closing of the Merger, Renovo is required to provide the Company with all information concerning Renovo and the Renovo Owners as the Company may reasonably request in connection with preparing such Merger Form 8-K disclosures. If Renovo is unable to timely furnish such information to the Company, of which there is no assurance, the Merger Agreement may be terminated and the Merger transaction will not be consummated.

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to (a) the Original Merger Agreement, a complete and true copy of which has been filed as Exhibit 1.1 to our Current Report on Form 8-K filed with the Commission on October 31, 2022 (“Original Merger Form 8-K”), and is incorporated herein by reference, (b) the First Amendment, a complete and true copy of which has been filed as Exhibit to 2.1 to our Current Report on Form 8-K filed with the Commission on April 3, 2023, and is incorporated herein by reference, (c) the Second Amendment, a complete and true copy of which has been filed as Exhibit to 2.1 to our Current Report on Form 8-K filed with the Commission on August 21, 2023 (“Second Amendment Form 8-K”), and is incorporated herein by reference, and (d) the Letter Agreement, a complete and true copy of which has been filed as Exhibit to 2.4 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2023 filed with the Commission on December 19, 2023 (“2023 Form 10-K”), and is incorporated herein by reference .

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

If, however, we are unable to consummate the Merger or the Merger is otherwise terminated, we will likely need to identify additional sources of financing to continue funding our business activities and repayment of our debt obligations, including those under the Renovo Promissory Note, until such time as we may consummate a merger or business contribution, if ever, with another target company or operation.  Under such circumstances, we may need to seek funds through additional sales of debt or equity securities or by some other means. Although Mr. Toomey has provided us with additional debt financing from time to time, we have no formal commitment that Mr. Toomey or any other person or entity will provide the Company with working capital sufficient to maintain operations until we consummate a merger or other business combination with a target company.

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

Results of Operations

 Comparison of Three Months Ended December 31, 2023 and 2022

Revenues. Because we currently do not have any business operations, we have not had any revenues during the three months ended December 31, 2023 and December 31, 2022.

Operating Expenses. We had operating expenses of $51,805 and $40,515 for the three months ended December 31, 2023 and 2022, respectively. The increase in expenses for the three months ended December 31, 2023 as compared to the three months year ended December 31, 2022 were primarily due to ongoing professional fees associated with the Merger.

Other Expenses. We had interest expense of $4,675 and $3,810 for the three months ended December 31, 2023 and 2022, respectively. The interest expenses in 2023 increased from those in 2022 due to the interest on the increased amount of outstanding debt.

Net Income (Loss). We recognized a net loss of $56,480 and $44,325 for the three months ended December 31, 2023 and December 31, 2022, respectively. The increase in net loss was directly attributed to an increase in professional fees.

Liquidity and Capital Resources

As of December 31, 2023, the Company had limited cash resources and we had a working capital deficit of $637,974. Our current liabilities were $639,369 at December 31, 2023 and $532,889 at September 30, 2023. Our total assets remained unchanged at $1,395 as of December 31, 2023 and at September 30, 2023.  Our assets were unchanged due to unsecured and non-interest bearing advances made by Renovo to the Company to facilitate the completion of the merger. Liabilities increased from $802,889 to $859,369 principally due to increase in taxes payable of approximately $112,000.

Other than our anticipated consummation of the Merger, we had no material commitments for capital expenditures as of December 31, 2023.  However, if we are able to execute our business plan as anticipated in the future, we would likely incur substantial capital expenditures and require additional financing to fund such expenditures.

We have entered into various lending arrangements with related parties to finance our activities in connection with (a) the reactivation of our reporting obligations in 2014 that had been suspended since 2011 under Section 15(d) of the Exchange Act, (b) the preparation and filing as of March 2, 2022 (“Filing Updates”) of all of the Company’s periodic reports on Form 10-K under the Exchange Act that were not filed from the end of the fiscal year ended September 30, 2016 to the end of the fiscal year ended September 30, 2021, and (c) the negotiation of the Merger transaction and preparation for potential closing of the transaction. Set forth below is a summary of our outstanding debt obligations.

The Company entered into a convertible note with James K. Toomey, the Company’s corporate secretary and a director (“Mr. Toomey”) for $20,000 effective December 7, 2015.  The note bears interest at a rate of 3.5% per annum and all unpaid principal and interest are due on demand by the director.  The outstanding principal and accrued interest balance of the note, which is $25,729 as of December 31, 2023, is convertible into the Company’s shares of common stock at the conversion price of $1.00 per share.

The Company entered into a convertible note with Mr. Toomey for $20,000 effective March 3, 2016.  The note bears interest at a rate of 3.5% per annum and all unpaid principal and interest are due on demand by the director.  The outstanding principal balance and accrued interest of the note, which is $25,473 as of December 31, 2023, is convertible into the Company’s shares of common stock at the conversion price of $1.00 per share.

The Company entered into a convertible note with Mr. Toomey for $30,000 effective July 11, 2016.  The note bears interest at a rate of 3.5% per annum and all unpaid principal and interest are due on demand by the director.  The outstanding principal balance and accrued interest of the note, which is $37,842 as of December 31, 2023, is convertible into the Company’s shares of common stock at the conversion price of $1.00 per share.

The Company entered into a convertible note with Mr. Toomey for $20,000 effective September 19, 2016.  The note bears interest at a rate of 3.5% per annum and all unpaid principal and interest are due on demand by the director.  The outstanding principal balance and accrued interest of the note, which is $25,089 as of December 31, 2023, is convertible into the Company’s shares of common stock at the conversion price of $1.00 per share.

The Company entered into a note to convert prior advances in a note payable with Mr. Toomey for $130,000 effective February 1, 2021 (the “2021 Promissory Note”). The note bears interest, commencing on the date of the loan, at an initial rate of 2% per annum and the note originally matured on December 31, 2023. As of December 31, 2023, the 2021 Promissory Note had an outstanding principal balance and accrued interest of $137,720.  The maturity date of the note will accelerate and be due and payable immediately upon any change of control, merger, or other business combination (as defined in the note). If the maturity date is extended for any reason whatsoever (including in connection with an acceleration event), the note will bear interest at a rate of 5% per annum, commencing on the date of any such extension. The note is not convertible into shares of the Company’s Common Stock.  On December 15, 2023, Mr. Toomey and the Company entered into Amendment to the 2021 Promissory Note (“2021 Promissory Note Amendment”) to extend the maturity date of the 2021 Promissory Note to December 31, 2024. The foregoing description of the 2021 Promissory Note Amendment does not purport to be complete and is qualified in its entirety by reference to the complete text of the 2021 Promissory Note Amendment, a copy of which is filed as Exhibit 10.9 to the 2023 Form 10-K and incorporated into this Form 10-Q by reference.

Following the completion of the Filing Updates, the Company borrowed $50,000 in aggregate principal amount from Mr. Toomey (the “Toomey Loan”). The Toomey Loan is evidenced by a consolidated promissory note, dated March 7, 2022, issued by the Company to Mr. Toomey (the “2022 Promissory Note”). The 2022 Promissory Note bears interest, commencing on the date of the loan, at an initial rate of 2% per annum and the note matures on December 31, 2024.  As of December 31, 2023, the 2022 Promissory Note had an outstanding principal balance and accrued interest of $51,805.  The maturity date of the 2022 Promissory Note will accelerate and be due and payable immediately upon any change of control, merger, or other business combination (as defined in the 2022 Promissory Note).  If the maturity date is extended for any reason whatsoever (including in connection with an acceleration event), the 2022 Promissory Note will bear interest at a rate of 5% per annum, commencing on the date of any such extension. The 2022 Promissory Note is not convertible into our common shares.  The proceeds of the Toomey Loan were used to pay outstanding amounts owed for professional services, to pay operating expenses, and to pursue the Company’s acquisition strategy.

On October 28, 2022, pursuant to the terms of the Merger Agreement, Renovo loaned $200,000 in principal amount to the Company on October 28, 2022 (referred to as the Renovo Loan).  The Renovo Loan is evidenced by a consolidated promissory note, dated October 28, 2022, issued by the Company to Renovo (referred to as the Renovo Promissory Note).

The Renovo Promissory Note bears interest, commencing on the date of the loan, at an initial rate of 6% per annum and the note matures on October 28, 2024. No payments of principal or interest are due prior to the maturity date and on such date all such amounts are payable in full. As of December 31, 2023, the Renovo Promissory Note had an outstanding principal balance and accrued interest of $213,973. The Company may prepay the amounts owed under the Renovo Promissory Note at any time without any prepayment penalties. In the event of a default by the Company under the Renovo Promissory Note, the outstanding principal amount, accrued and unpaid interest, and all other amounts payable under the Renovo Promissory Note shall become immediately due and payable without notice, declaration, or other act on the part of the Renovo. The proceeds of the Renovo Loan have been used to provide the funds necessary for the Company to continue operations and consummate the transactions contemplated by the Merger Agreement.

On August 18, 2023, Renovo and the Company negotiated and entered into an addendum to the Renovo Promissory Note (the “Renovo Promissory Note Addendum”), providing that in the event that the Merger does not close, the Company may issue shares of Company Stock to Renovo in order to satisfy its obligations under the Renovo Promissory Note, including all accrued interest.

A complete copy of the Renovo Promissory Note is filed as Exhibit 2.2 to the Original Merger Form 8-K filed with the Commission and a complete copy of the Renovo Promissory Note Addendum is filed as Exhibit to 10.1 to the Second Amendment Form 8-K filed with the Commission, each of which is incorporated herein by reference.

In addition to the Renovo Promissory Note, Renovo has paid various professional fees on behalf of the Company amounting to approximately $226,000 as of December 31, 2023. These advances are non-interest bearing and unsecured.

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

Our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of the end of such period, our disclosure controls and procedures were not effective as of December 31, 2023 due to material weaknesses in our internal control over financial reporting in providing reasonable assurance in timely alerting management to material information relating to the Company and that information required to be disclosed in our reports is recorded, processed, summarized, and reported as required to be included in our periodic filings with the Commission. Due to the Company’s limited resources and staffing, management has not developed a plan to mitigate the above material weaknesses. Despite the existence of these material weaknesses, the Company believes the financial information presented herein is materially correct and in accordance with generally accepted accounting principles in the United States.

However, in the event that the Merger is consummated, we will thoroughly evaluate a number of steps to enhance our disclosure controls and procedures, as well as our internal control over financial reporting, and address these material weaknesses, including: appointing specific financial reporting personnel with technical accounting and financial reporting experience, adopting policies to ensure proper internal communications and review in connection with non-routine transactions, enhancing our internal review procedures during the financial statement closing process, and designing and implementing journal entry procedures and controls.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

 None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

 Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES

 Not Applicable.

ITEM 5. OTHER INFORMATION

 None.

ITEM 6. EXHIBITS

31.1 --

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(a)), with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2023. *

31.2 --

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(a)), with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2023.*

32.1 --	Certificate of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(b)). *

32.2 --	Certificate of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(b)). *

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101). *

*  Exhibit Filed Herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINGFISH HOLDING CORPORATION

Date: February 14, 2024	By:	/s/ Ted Sparling
Ted Sparling
Chief Executive Officer
(Principal Executive Officer)

