Form 10-Q
period 2024-03-31
Kingfish Holding Corp
filed 2024-05-15
CIK 1374881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

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

As of May 10, 2024, the number of issued and outstanding common shares of the registrant was 837,972.

EXPLANATORY NOTE

On April 19, 2024, subsequent to the fiscal quarter for which this Quarterly Report on Form 10-Q relates, Kingfish Holding Corporation (the “Company”), consummated the previously announced merger of Renovo Resource Solutions, Inc., a Florida corporation (“Renovo”), with and into the Company with the Company as the surviving entity (the “Merger”). For more information regarding the Merger, see the Company’s Current Report on Form 8-K filed on April 24, 2024.

Unless otherwise noted or the context otherwise requires, references to the “Company,” “we,” “us,” or “our” are to the Company before the Merger and references to “Combined Company” are to the Company after the Merger.

Unless stated otherwise, this report, including the financial statements and notes thereto in Part I. Item 1 and the information in Part I. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains information about the Company before the Merger and does not reflect the consummation of the Merger, which occurred subsequent to the period covered by this Quarterly Report on Form 10-Q. For the unaudited financial statements and notes of Renovo for the three months ended March 31, 2024 and the related unaudited pro forma condensed combined financial information of the Company please see Amendment No. 1 on Form 8-K/A filed on the same date hereof, which should be read in conjunction with this Quarterly Report on Form 10-Q.

2

KINGFISH HOLDING CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KINGFISH HOLDING CORPORATION
BALANCE SHEETS
	March 31, 2024	September 30, 2023
	(Unaudited)
ASSETS

Current assets
Cash	$19	$1,395

Total assets	$19	$1,395

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$94,156	$94,156
Accrued interest payable	54,369	45,019
Convertible notes payable to related party	90,000	90,000
Notes payable to related party	380,000	130,000
Advances from related party	260,907	173,714
Total current liabilities	879,432	532,889

Long term liabilities:
Notes payable to related parties	-	250,000
Rescission liability	20,000	20,000
Total long term liabilities	20,000	270,000

Total liabilities	899,432	802,889

Commitments and contingencies (Note 11)

Stockholders’ deficit:
Preferred stock, par $0.0001, 2,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, par $0.0001, 20,000,000 shares authorized, and 241,886 issued and outstanding	24	24
Paid-in capital	4,390,283	4,390,283
Accumulated deficit	(5,269,720)	(5,171,801)
Rescission liability	(20,000)	(20,000)
Total stockholders’ deficit	(899,413)	(801,494)
Total liabilities and stockholders’ deficit	$19	$1,395

The accompanying notes are an integral part of the financial statements

KINGFISH HOLDING CORPORATION
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended		For the six months ended
	March 31,		March 31,
	2024	2023	2024	2023

Expenses:
Operating expenses:
Professional fees	$32,346	$32,691	$84,151	$73,138
General and administrative	4,418	-	4,418	68
Total operating expenses	36,764	32,691	88,569	73,206

Other income (expense):
Interest expense	(4,675)	(4,666)	(9,350)	(8,476)
Total other income (expense)	(4,675)	(4,666)	(9,350)	(8,476)

Net loss before income taxes	(41,439)	(37,357)	(97,919)	(81,682)

Provision for income taxes	-	-	-	-

Net loss	$(41,439)	$(37,357)	$(97,919)	$(81,682)

Basic and diluted earnings per share on net loss	$(0.17)	$(0.15)	$(0.40)	$(0.34)

Weighted average shares outstanding - basic and diluted	241,886	241,886	241,886	241,886

The accompanying notes are an integral part of the financial statements

KINGFISH HOLDING CORPORATION

 STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2024 AND 2023

 (UNAUDITED)

	Common Stock
		Par	Paid In	Accumulated	Rescission
	Shares	$0.0001	Capital	Deficit	Liability	Total
Balance - September 30, 2023	241,886	$24	$4,390,283	$(5,171,801)	$(20,000)	$(801,494)

Net loss	-	-	-	(56,480)	-	(56,480)

Balance - December 31, 2023	241,886	24	4,390,283	(5,228,281)	(20,000)	(857,974)

Net loss	-	-	-	(41,439)	-	(41,439)

Balance - March 31, 2024	241,886	$24	$4,390,283	$(5,269,720)	$(20,000)	$(899,413)

	Common Stock
		Par	Paid In	Accumulated	Rescission
	Shares	$0.0001	Capital	Deficit	Liability	Total
Balance - September 30, 2022	241,886	$24	$4,390,283	$(4,894,498)	$(20,000)	$(524,191)

Net loss	-	-	-	(44,325)	-	(44,325)

Balance - December 31, 2022	241,886	24	4,390,283	(4,938,823)	(20,000)	(568,516)

Net loss	-	-	-	(37,357)	-	(37,357)

Balance - March 31, 2023	241,886	$24	$4,390,283	$(4,976,180)	$(20,000)	$(605,873)

The accompanying notes are an integral part of the financial statements

KINGFISH HOLDING CORPORATION
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	March 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(97,919)	$(81,682)
Adjustment to reconcile net loss to net cash used in operating activities:
Changes in Operating Assets and Liabilities:
Accounts payable	-	(113,124)
Accrued interest	9,350	8,476
Net change in operating activities	(88,569)	(186,330)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	87,193	-
Notes payable from related party	-	200,000
Net change in financing activities	87,193	200,000

Net (Decrease) Increase in Cash	(1,376)	13,670

Cash - Beginning of the Period	1,395	246

Cash - End of the Period	$19	$13,916

Supplemental Disclosures of Cash Flows
Cash paid for Interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the financial statements

KINGFISH HOLDING CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2024

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

On August 18, 2023, the parties entered into the Second Amendment pursuant to which, the parties have revised the Merger Agreement to, among other things: (i) eliminate the Acquisition Condition; (ii) require as a condition to the closing of the Merger that Renovo would take all steps necessary to cause: (a) 6 LLC to enter into the Lease with Renovo for the Property effective concurrently with or immediately after the closing of the Merger; and (b) 6 LLC and all of the 6 LLC Owners to enter into a Purchase Option Agreement with the surviving corporation; (iii) require delivery of the executed Purchase Option Agreement and Lease at the closing of the Merger, and (iv) extending the Outside Termination Date to October 31, 2023. On December 15, 2023, the Company and Renovo entered into a Letter Agreement which, among other things, again agreed to extend the Outside Terminate Date to March 31, 2024. Subsequently, on April 19, 2024, the Company and Renovo consummated the Merger and the transactions contemplated thereby.

2. Summary of Significant Accounting Policies:

Basis of presentation:

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), and pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the six months ended March 31, 2024 and 2023.

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

Cash:

Cash is maintained at a financial institution and, at times, the balance may exceed federally insured limits. The Company has never experienced any losses related to the balance. Currently, the FDIC provides insurance coverage up to $250,000 per depositor at each financial institution and the Company’s cash balance did not exceed such coverage on March 31, 2024.

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

At March 31, 2024 and 2023, convertible notes payable to related party of $90,000 can potentially convert into 90,000 shares of common stock. These shares have been excluded from the diluted net loss per share calculations because the effect of including them would be anti-dilutive at March 31, 2024 and 2023.

3. Going Concern:

As reflected in the Company’s financial statements, the Company has an accumulated deficit of $5,269,720 as of March 31, 2024. The Company used cash of $88,569 and $186,330 in operating activities during the six months ended March 31, 2024 and 2023, respectively. The Company has a working capital deficiency of $879,413 at March 31, 2024 that is insufficient in management’s view to sustain current levels of operations for a reasonable period without additional financing. These trends and conditions continue to raise substantial doubt surrounding the Company’s ability to continue as a going concern for a reasonable period. Ultimately, the Company’s ability to continue as a going concern is dependent upon management’s ability to continue to curtail current operating expense and obtain additional financing to augment working capital requirements and support acquisition plans. There can be no assurance that management will be successful in achieving these objectives or obtain financing under terms and conditions that are suitable. The accompanying financial statements do not include any adjustments associated with these uncertainties.

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

5. Notes Payable to Related Party:

The Company entered into a note to convert prior advances in a note payable with Mr. Toomey, a director, for $130,000 effective February 1, 2021. The 2021 Promissory Note bears interest, commencing on the date of the loan, at an initial rate of 2% per annum and the note matures on March 31, 2024. The maturity date of the note will accelerate and be due and payable immediately upon any change of control, merger, or other business combination (as defined in the note). If the maturity date is extended for any reason whatsoever (including in connection with an acceleration event), the note will bear interest at a rate of 5% per annum, commencing on the date of any such extension. The note is not convertible into shares of the Company’s Common Stock. On December 15, 2023, Mr. Toomey and the Company entered into Amendment to the 2021 Promissory Note to extend the maturity date of the 2021 Promissory Note to December 31, 2024.

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

6. Advances from Related Party:

During the period ended March 31, 2024 and 2023, Renovo paid various professional fees on behalf of the Company amounting to $87,193 and $0, respectively. As of March 31, 2024 and September 30, 2023, the amount owed to the related party was $260,907 and $173,714, respectively. These advances are non-interest bearing and unsecured.

The above transactions and amounts are not necessarily what third parties would have agreed to.

7. Preferred Stock:

The Company is authorized to issue up to 20,000,000 shares of Preferred Stock with designations, rights and preferences determined from time to time by our Board of Directors. Accordingly, our Board of Directors is empowered, without shareholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our Common Stock. The terms of the preferred stock have not been approved. As of March 31, 2024 and 2023, there was no Preferred Stock issued and outstanding.

8. Income Taxes:

The Company’s provision (benefit) for income taxes was as follows:

	3/31/2024	3/31/2023
Current
Federal	$-	$-
State	-	-
Foreign	-	-
	-	-
Deferred
Federal	(20,563)	(17,154)
State	(3,868)	(2,450)

Total	$(24,431)	$(19,604)

The income tax provision differs from the amount of tax determined by applying the Federal statutory rate as follows:

	3/31/2024	3/31/2023
Income tax provision at statutory rate:	$(24,431)	$(19,604)
Increase (decrease) in income tax due to:
Change in Valuation Allowance	$24,431	$19,604

Net deferred tax assets and liabilities were comprised of the following:

	3/31/2024	3/31/2023
Long-term deferred tax assets (liabilities)
Net Operating Loss	$735,264	$682,333
Valuation Allowance	(735,264)	(682,333)

Total	$-	$-

The following is a reconciliation of the applicable federal income tax as computed at the federal statutory tax rate to the actual income taxes reflected in the Statements of Operations for the six months ended March 31, 2024 and 2023.

	Six Months Ended March 31,
	2024	2023

Tax provision at U.S. federal income tax rate	21%	21%
State income tax provision net of federal	4%	4%

Valuation allowance	(25)%	(25)%

Provision for income taxes	0.0%	0.0%

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

The Company’s earliest tax year remains subject to examination by all tax jurisdictions was September 30, 2020.

9. Rescission Liability:

On November 20, 2009, the Company issued 4,000 shares of its common stock to pay for services valued at $20,000. The issuance of these shares was declared invalid by the court since they were issued by prior management who did not have the authority to do so since they were validly removed on November 16, 2009. These shares remained outstanding at March 31, 2024 and will be returned to the Company’s transfer agent upon locating the holder of these shares.

10. Recent Accounting Pronouncements:

Recent pronouncements issued by FASB, the American institute of Certified Public Accountants (“AICPA”) and the Commission did not have a material impact on the Company’s present or future financial statements.

11. Commitments and Contingencies:

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, “Contingencies”. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of March 31, 2024, the Company is not aware of any contingent liabilities that should be reflected in the financial statements.

12. Subsequent Events:

As a condition to the Merger, on April 18, 2024, the Company effected a reverse stock split at a ratio of one-for-five hundred, meaning that each 500 shares of the Company’s common stock were converted into one share of the Company’s common stock (the “Reverse Stock Split”). Subsequently, on April 19, 2024, (the “Closing Date”), Kingfish and Renovo consummated the Merger and the transactions contemplated thereby, including the issuance of the Merger Shares (the “Closing”). For more information regarding the Reverse Stock Split and the Closing, please see the Company’s Current Report on Form 8-K filed on April 24, 2024.

All amounts due to Renovo pursuant to the Renovo Promissory Note and the Renovo Advances were eliminated in consolidation upon the consummation of the Merger.

On April 8, 2024, the Company canceled 4,000 shares of common stock in relation to the rescission liability described in Note 9.

On April 8, 2024, the Company canceled 4,935 shares of common stock that was inadvertently held in the Company’s name.

On April 18, 2024, the Company issued 600,000 shares in connection with the merger.

The financial statements have been retroactively adjusted to reflect the Reverse Stock Split and the cancellation of the shares held inadvertently in the Company’s name. However, the financial statements do not reflect the cancellation of the shares related to the recission liability described in Note 9, and may not accurately reflect the effects of rounding fractional shares in connection with the Reverse Stock Split.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the operating results and financial condition of the Company for the fiscal quarters ended March 31, 2024 and 2023. The discussion and analysis set forth below is intended to assist you in understanding the financial condition and results of our operations and should be read in conjunction with our financial statements and the accompanying notes included elsewhere in this quarterly report. Our results of operations and financial condition, as reflected in the accompanying statements and related notes, are subject to management’s evaluation and interpretations of business conditions, changing market conditions and other factors. Historical results and trends which might appear should not be taken as indicative of future operations.

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

The following factors, among others, could cause actual results to differ materially from those described in the forward-looking statements:

•	the Company’s ability to generate sufficient cash proceeds from its operations or, alternatively, identify, secure and obtain suitable and sufficient financing to execute its business plan;

•	general economic, political and market conditions;

•	interest rate and inflation risk;

•	climate related or natural disaster-related events that increases the likelihood of catastrophic losses, disruption to our operations, and related cost of insurance coverage for entities with operations in high fire, hurricane or flood risk areas, including the Company’s operations which are located on the gulf coast of central Florida, a region which is susceptible to hurricanes;

•	government and industry regulation that might affect future operations;

•	potential change of control transactions resulting from any potential future merger, acquisition, or combination with another entity;

•	the potential dilution in our equity (both economically and in voting power) that might result from future financing or from merger, acquisition, or combination activities;

•	the Company’s ability to successfully integrate the operations of Renovo into the Company following the Merger, and to operate profitably following such Merger;

•	the Company’s ability to service its outstanding debt obligations and to continue to successfully negotiate economically beneficial annual extensions of its guarantor obligations to 6 LLC’s loan with Hancock Whitney Bank;

•	the Company’s expectations regarding the anticipated benefits of the Merger and the ability of the Company to achieve the anticipated potential benefits from the Merger, including statements of the plans, strategies and objectives of management with respect to operations of the Company following the Merger;

•	any statements regarding future economic conditions, growth rate, market opportunity or performance of the Company following the Merger;

•	economic, business, competitive, and/or regulatory factors affecting the business of the Company following the Merger;

•	the ability of the Company to obtain and maintain all licenses necessary to operate its business; and

•	statements of belief and any statement of assumptions underlying any of the foregoing.

If any of these risks or uncertainties materializes or any of these assumptions proves incorrect, the results of the Company could differ materially from the forward-looking statements.  All written or oral forward-looking statements that are made or attributable to us are expressly qualified in their entirety by this cautionary notice.  The forward-looking statements included herein are only made as of the date of this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024 (this “Form 10-Q”).  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

Operations.

Prior to the consummation of the Merger, the Company was deemed a “shell company,” as defined in Rule 450 of the Securities Act and Rule 12b-2 of the Exchange Act, because of the lack of operations prior to the completion of the Merger. The primary business of the Company prior to the Merger was to seek a suitable private company acquisition or other business combination. The Company has not been engaged in any other business activity during the period covered by this Form 10-Q. Immediately following the Merger, the business of Renovo became the business of the Company.

On October 28, 2022, the Company and Renovo entered into that certain Agreement and Plan of Merger, dated as of October 28, 2022 (“Original Merger Agreement”), as amended by the First Amendment to the Agreement and Plan of Merger, dated as of March 31, 2023 (the “First Amendment”), by the Second Amendment to the Agreement and Plan of Merger, dated as of August 18, 2023 (the “Second Amendment”), and by a letter agreement amending the Agreement and Plan of Merger, dated December 15, 2023 (the “Letter Agreement and collectively with the First Amendment and the Second Amendment, the “Merger Agreement”), pursuant to which Renovo agreed to be merged with and into the Company, with the Company as the surviving legal entity. Pursuant to the terms of the Merger Agreement, each share of Renovo common stock (“Renovo Shares”) was to be converted into the right to receive 6,000 shares of the Company’s common stock (after giving effect to the Reverse Stock Split described below), resulting in the issuance of an aggregate of 600,000 shares of the Company’s common stock pursuant to the Merger (the “Merger Shares”).

Financial Condition

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

Results of Operations

Comparison of Three Months Ended March 31, 2024 and 2023

Revenues. Because the Closing of the Merger did not take place prior to the end of the fiscal quarter covered by this Form 10-Q, we did not have any business operations and, as a result, we did not record any revenues during the three months ended March 31, 2024 and March 31, 2023.

Operating Expenses. We had operating expenses of $36,764 and $32,691 for the three months ended March 31, 2024 and 2023, respectively. The increase in expenses for the three months ended March 31, 2024 as compared to the three months year ended March 31, 2023 were primarily due to the computer and internet expenses in the amount of $4,418.

Other Expenses. We had interest expense of $4,675 and $4,666 for the three months ended March 31, 2024 and 2023, respectively. The interest expenses in 2024 increased from those in 2023 due to the interest on the increased amount of outstanding debt.

Net Income (Loss). We recognized a net loss of $41,439 and $37,357 for the three months ended March 31, 2024 and March 31, 2023, respectively. The increase in net loss was directly attributed to an increase in general and administrative expense.

Comparison of Six Months Ended March 31, 2024 and 2023

Revenues. Because the Closing of the Merger did not take place prior to the end of the fiscal quarter covered by this Form 10-Q, we did not have any business operations and, as a result, we did not record any revenues during the six months ended March 31, 2024 and March 31, 2023.

Operating Expenses. We had operating expenses of $88,569 and $73,206 for the six months ended March 31, 2024 and 2023, respectively. The increase in expenses for the six months ended March 31, 2024 as compared to the six months ended March 31, 2023 were primarily due to the increase in professional fees incurred in connection with our due diligence of, and negotiations regarding a potential business combination with, the Renovo Group (“Renovo Related Fees”) which are included in the above total expenses.

Other Expenses. We had interest expense of $9,350 and $8,476 for the six months ended March 31, 2024 and 2023, respectively. The interest expenses in 2024 increased from those in 2023 due to the interest on the increased amount of outstanding debt.

Net Income (Loss). We recognized a net loss of $97,919 and $81,682 for the six months ended March 31, 2024 and 2023, respectively. The increase in net loss was directly attributed to the increase in professional fees and computer and internet expenses.

Liquidity and Capital Resources

As of March 31, 2024, the Company had limited cash resources and we had a working capital deficit of $879,413. Our current liabilities were $879,432 at March 31, 2024 and $532,889 at September 30, 2023. Our total assets were $19 as of March 31, 2024 and at $1,395 September 30, 2023. Liabilities increased from $802,889 to $899,432 principally due to the increases in advances from related party.

Other than our anticipated consummation of the Merger, we had no material commitments for capital expenditures as of March 31, 2024. However, we anticipate that following the Merger, we will likely incur substantial capital expenditures and require additional financing to fund such expenditures.

We have entered into various lending arrangements with related parties to finance our activities in connection with (a) the reactivation of our reporting obligations in 2014 that had been suspended since 2011 under Section 15(d) of the Exchange Act, (b) the preparation and filing as of March 2, 2022 (“Filing Updates”) of all of the Company’s periodic reports on Form 10-K under the Exchange Act that were not filed from the end of the fiscal year ended September 30, 2016 to the end of the fiscal year ended September 30, 2021, and (c) the negotiation of the Merger transaction and closing of the transaction. Set forth below is a summary of our outstanding debt obligations.

The Company entered into a convertible note with James K. Toomey, the Company’s corporate secretary and a director (“Mr. Toomey”) for $20,000 effective December 7, 2015. The note bears interest at a rate of 3.5% per annum and all unpaid principal and interest are due on demand by the director. The outstanding principal and accrued interest balance of the note, which is $25,904 as of March 31, 2024, is convertible into the Company’s shares of common stock at the conversion price of $1.00 per share.

The Company entered into a convertible note with Mr. Toomey for $20,000 effective March 3, 2016. The note bears interest at a rate of 3.5% per annum and all unpaid principal and interest are due on demand by the director. The outstanding principal balance and accrued interest of the note, which is $25,468 as of March 31, 2024, is convertible into the Company’s shares of common stock at the conversion price of $1.00 per share.

The Company entered into a convertible note with Mr. Toomey for $30,000 effective July 11, 2016. The note bears interest at a rate of 3.5% per annum and all unpaid principal and interest are due on demand by the director. The outstanding principal balance and accrued interest of the note, which is $38,104 as of March 31, 2024, is convertible into the Company’s shares of common stock at the conversion price of $1.00 per share.

The Company entered into a convertible note with Mr. Toomey for $20,000 effective September 19, 2016. The note bears interest at a rate of 3.5% per annum and all unpaid principal and interest are due on demand by the director. The outstanding principal balance and accrued interest of the note, which is $25,264 as of March 31, 2024, is convertible into the Company’s shares of common stock at the conversion price of $1.00 per share.

The Company entered into a note to convert prior advances in a note payable with Mr. Toomey for $130,000 effective February 1, 2021 (the “2021 Promissory Note”). The note bears interest, commencing on the date of the loan, at an initial rate of 2% per annum and the note originally matured on December 31, 2023. As of March 31, 2024, the 2021 Promissory Note had an outstanding principal balance and accrued interest of $138,369. The maturity date of the note will accelerate and be due and payable immediately upon any change of control, merger, or other business combination (as defined in the note). If the maturity date is extended for any reason whatsoever (including in connection with an acceleration event), the note will bear interest at a rate of 5% per annum, commencing on the date of any such extension. The note is not convertible into shares of the Company’s Common Stock. On December 15, 2023, Mr. Toomey and the Company entered into Amendment to the 2021 Promissory Note (“2021 Promissory Note Amendment”) to extend the maturity date of the 2021 Promissory Note to December 31, 2024. The foregoing description of the 2021 Promissory Note Amendment does not purport to be complete and is qualified in its entirety by reference to the complete text of the 2021 Promissory Note Amendment, a copy of which is filed as Exhibit 10.9 to the 2023 Form 10-K and incorporated into this Form 10-Q by reference.

Following the completion of the Filing Updates, the Company borrowed $50,000 in aggregate principal amount from Mr. Toomey (the “Toomey Loan”). The Toomey Loan is evidenced by a consolidated promissory note, dated March 7, 2022, issued by the Company to Mr. Toomey (the “2022 Promissory Note”). The 2022 Promissory Note bears interest, commencing on the date of the loan, at an initial rate of 2% per annum and the note matures on December 31, 2024. As of March 31, 2024, the 2022 Promissory Note had an outstanding principal balance and accrued interest of $52,055. The maturity date of the 2022 Promissory Note will accelerate and be due and payable immediately upon any change of control, merger, or other business combination (as defined in the 2022 Promissory Note). If the maturity date is extended for any reason whatsoever (including in connection with an acceleration event), the 2022 Promissory Note will bear interest at a rate of 5% per annum, commencing on the date of any such extension. The 2022 Promissory Note is not convertible into our common shares. The proceeds of the Toomey Loan were used to pay outstanding amounts owed for professional services, to pay operating expenses, and to pursue the Company’s acquisition strategy.

On October 28, 2022, pursuant to the terms of the Merger Agreement, Renovo loaned $200,000 in principal amount to the Company on October 28, 2022 (referred to as the “Renovo Loan”). The Renovo Loan is evidenced by a consolidated promissory note, dated October 28, 2022, issued by the Company to Renovo (referred to as the “Renovo Promissory Note”).

The Renovo Promissory Note bears interest, commencing on the date of the loan, at an initial rate of 6% per annum and the note matures on October 28, 2024. No payments of principal or interest are due prior to the maturity date and on such date all such amounts are payable in full. As of March 31, 2024, the Renovo Promissory Note had an outstanding principal balance and accrued interest of $216,964. The Company may prepay the amounts owed under the Renovo Promissory Note at any time without any prepayment penalties. In the event of a default by the Company under the Renovo Promissory Note, the outstanding principal amount, accrued and unpaid interest, and all other amounts payable under the Renovo Promissory Note shall become immediately due and payable without notice, declaration, or other act on the part of the Renovo. The proceeds of the Renovo Loan have been used to provide the funds necessary for the Company to continue operations and consummate the transactions contemplated by the Merger Agreement.

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

In addition to the Renovo Promissory Note, Renovo has paid various professional fees on behalf of the Company amounting to approximately $260,907 as of March 31, 2024 (the “Renovo Advances”). These advances are non-interest bearing and unsecured.

Recent Developments

As a condition to the Merger, on April 18, 2024, the Company effected a reverse stock split at a ratio of one-for-five hundred, meaning that each 500 shares of the Company’s common stock were converted into one share of the Company’s common stock (the “Reverse Stock Split”). Subsequently, on April 19, 2024, (the “Closing Date”), Kingfish and Renovo consummated the Merger and the transactions contemplated thereby, including the issuance of the Merger Shares (the “Closing”). For more information regarding the Reverse Stock Split and the Closing, please see the Company’s Current Report on Form 8-K filed on April 24, 2024.

All amounts due to Renovo pursuant to the Renovo Promissory Note and the Renovo Advances were eliminated in consolidation upon the consummation of the Merger.

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

Our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of the end of such period, our disclosure controls and procedures were not effective as of March 31, 2024 due to material weaknesses in our internal control over financial reporting in providing reasonable assurance in timely alerting management to material information relating to the Company and that information required to be disclosed in our reports is recorded, processed, summarized, and reported as required to be included in our periodic filings with the Commission. Due to the Company’s limited resources and staffing, management has not developed a plan to mitigate the above material weaknesses. Despite the existence of these material weaknesses, the Company believes the financial information presented herein is materially correct and in accordance with generally accepted accounting principles in the United States.

Following the consummation of the Merger, we plan to thoroughly evaluate a number of steps to enhance our disclosure controls and procedures, as well as our internal control over financial reporting, and address these material weaknesses, including: appointing specific financial reporting personnel with technical accounting and financial reporting experience, adopting policies to ensure proper internal communications and review in connection with non-routine transactions, enhancing our internal review procedures during the financial statement closing process, and designing and implementing journal entry procedures and controls.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(a)), with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024. *

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(a)), with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.*

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

KINGFISH HOLDING CORPORATION
Date: May 15, 2024	By:	/s/ Ted Sparling
Ted Sparling
Chief Executive Officer
(Principal Executive Officer)

