Form 10-Q
period 2024-06-30
Kingfish Holding Corp
filed 2024-09-05
CIK 1374881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of August 14, 2024, the number of issued and outstanding common shares of the registrant was 837,972.

KINGFISH HOLDING CORPORATION

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

3

KINGFISH HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
	June 30, 2024	September 30, 2023
	(Unaudited)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$421,178	$821,770
Accounts receivable, net	74,195	-
Due from related party	1,009,580	1,194,275
Loan to KSSH, related party	-	200,000
Deferred income tax asset	139,763	113,243
Inventory, net	104,201	177,149
Total current assets	1,748,917	2,506,437

Right of use asset, net	751,614	-
Property and equipment, net	43,414	50,952
Other assets	960	960
Total assets	$2,544,905	$2,558,349

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$125,428	$13,036
Accrued interest payable	304,615	440,843
Related party loans	1,377,671	1,199,396
Convertible notes payable to related party	90,000	-
Taxes payable	54,857	117,519
Lease liability - current	438,933	-
Total current liabilities	2,391,504	1,770,794

Long term liabilities:
Lease liability	312,681	-
Total liabilities	2,704,185	1,770,794

Commitments and contingencies (Note 13)

Stockholders' (deficit) equity:
Preferred stock, par $0.0001, 2,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, par $0.0001, 20,000,000 shares authorized, 837,972 and 600,000 shares issued and outstanding as of June 30, 2024 and September 30, 2023, respectively	84	60
Paid-in capital	-	-
(Accumulated deficit) retained earnings	(159,364)	787,495
Total stockholders' (deficit) equity	(159,280)	787,555
Total liabilities and stockholders' (deficit) equity	$2,544,905	$2,558,349

The accompanying notes are an integral part of the consolidated financial statements

KINGFISH HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	For the three months ended		For the nine months ended
	June 30,		June 30,
	2024	2023	2024	2023

Revenues:
Sales	$950,039	$793,503	$2,652,443	$3,029,556
Cost of goods sold	547,067	480,178	1,573,532	1,621,229

Gross profit	402,972	313,325	1,078,911	1,408,327

Expenses:
Operating expenses:
Professional fees	161,125	40,531	289,144	114,493
Rent expense	120,000	40,452	360,000	57,323
General and administrative	132,021	49,670	181,371	157,511
Payroll expense	92,120	106,881	293,067	308,242
Total operating expenses	505,266	237,534	1,123,582	637,569

Net (loss) income from operations	(102,294)	75,791	(44,671)	770,758

Other income (expense):
Loss on sale of asset	(4,867)	-	(4,867)	-
Interest income	-	-	-	-
Interest expense	(14,566)	(19,073)	(57,386)	(57,218)
Total other income (expense)	(19,433)	(19,073)	(62,253)	(57,218)

Net income before income taxes	(121,727)	56,718	(106,924)	713,540

Provision for income taxes	(36,108)	14,151	(36,108)	178,028

Net income (loss)	$(85,619)	$42,567	$(70,816)	$535,512

Basic and diluted earnings per share on net income (loss)
Basic	$(0.11)	$0.07	$(0.09)	$0.89
Diluted	$(0.11)	$0.06	$(0.09)	$0.78

Weighted average shares outstanding
Basic	792,029	600,000	792,029	600,000
Diluted	792,029	690,000	792,029	690,000

The accompanying notes are an integral part of the consolidated financial statements

KINGFISH HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY - UNAUDITED
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2024 AND 2023

	Common Stock			Retained Earnings
	Shares	Par $0.0001	Paid In Capital	(Accumulated Deficit)	Total
Balance - September 30, 2023 (retroactively restated to effect recapitalization)	600,000	$60	$-	$787,495	$787,555

Net loss	-	-	-	(10,280)	(10,280)

Balance - December 31, 2023	600,000	60	-	777,215	777,275

Net income	-	-	-	25,083	25,083

Balance - March 31, 2024	600,000	60	-	802,298	802,358

Effects of recapitalization	237,972	24	-	(876,043)	(876,019)

Net loss	-	-	-	(85,619)	(85,619)

Balance - June 30, 2024	837,972	$84	$-	$(159,364)	$(159,280)

	Common Stock
		Par	Paid In	Retained
	Shares	$0.0001	Capital	Earnings	Total
Balance - September 30, 2022 (retroactively restated to effect recapitalization)	600,000	$60	$-	$170,022	$170,082

Net income	-	-	-	161,647	161,647

Balance - December 31, 2022	600,000	60	-	331,669	331,729

Net income	-	-	-	243,864	243,864

Balance - March 31, 2023	600,000	60	-	575,533	575,593

Net income	-	-	-	42,567	42,567

Balance - June 30, 2023	600,000	$60	$-	$618,100	$618,160

The accompanying notes are an integral part of the consolidated financial statements

KINGFISH HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	For the Nine Months Ended
	June 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(70,816)	$535,512
Adjustment to reconcile net (loss) income to net cash provided by operating activities:
Depreciation expense	7,538	7,299
Changes in operating assets and liabilities:
Accounts receivable	(74,195)	-
Inventory	72,948	(1,659)
Deferred tax asset	(26,520)	(14,276)
Accounts payable	112,392	295
Accrued interest payable	(136,228)	57,218
Taxes payable	(62,662)	192,304
Net change in operating activities	(177,543)	776,693

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	4,021
Business acquisition	(586,019)	-
Net change in investing activities	(586,019)	4,021

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	362,970	(661,153)
Net change in financing activities	362,970	(661,153)

Net (Decrease) Increase in Cash	(400,592)	119,561

Cash - Beginning of the Period	821,770	946,815

Cash - End of the Period	$421,178	$1,066,376

Supplemental Disclosures of Cash Flows
Cash paid for Interest	$252,712	$-
Cash paid for income taxes	$62,662	$178,028

The accompanying notes are an integral part of the consolidated financial statements

KINGFISH HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(unaudited)

1. Business:

Our Business:

Kingfish Holding Corporation (the “Company”) was incorporated in the State of Delaware on April 11, 2006 as Offline Consulting, Inc. It became Kesselring Holding Corporation on June 8, 2007 and on November 25, 2014 it changed its name to Kingfish Holding Corporation.

The primary business of the Company is to serve the recycling needs of the south Tampa Bay region. The Company built a recycling center on 10 plus acres in the southern area of the county to service customers of Manatee and Sarasota Counties. The Company purchases and containerizes both ferrous and non-ferrous materials for resale to a variety of off-take partners in more than 60 product categories. Customers are both residential and commercial in nature.

As disclosed in the Company’s previous filings, on April 19, 2024 (the “Closing Date”), the Company and Renovo Resource Solutions, Inc., a Florida corporation (“Renovo”), consummated a merger transaction pursuant to which Renovo was merged with and into the Company (the “Merger”), with the Company being the legal successor or surviving corporation in the Merger (the “Closing”). As a condition to the Merger, on April 18, 2024, the Company effected a reverse stock split at a ratio of one-for-five hundred, meaning that each 500 shares of the Company’s common stock (“Common Stock”) were converted into one share of the Common Stock. Subsequently, on the Closing Date, Kingfish and Renovo consummated the Merger and the transactions contemplated thereby, including the issuance of 600,000 shares of Common Stock (the “Merger Shares”) to the owners of Renovo (the “Renovo Owners”).

2. Summary of Significant Accounting Policies:

Basis of presentation:

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), and pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the three and nine months ended June 30, 2024 and 2023. They should be read in conjunction with the annual financial statements reported in the latest Form 10-K filed for the year ended September 30, 2023. The results of operations of any interim period are not necessarily indicative of the results for the full year. The fiscal year end is September 30.

Reclassification:

Certain minor reclassifications have been made to the consolidated comparative financial statements to conform to the classifications used in the current period.

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

Cash:

Cash is maintained at a financial institution and, at times, the balance may exceed federally insured limits. The Company has never experienced any losses related to the balance. Currently, the FDIC provides insurance coverage up to $250,000 per depositor at each financial institution and, at times, the Company’s cash balance may exceed the covered limits.

For purpose of the statements of cash flows, the Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash.

Inventories:

Inventories are stated at the lower of cost or market. Cost, which includes raw materials which is determined on a first-in, first-out basis. On a monthly basis, the Company analyzes its inventory levels and reserve for inventory that is expected to expire prior to being sold, inventory that has a cost basis in excess of its expected net realizable value, inventory in excess of expected net realizable value, inventory in excess of expected sales requirements, or inventory that fails to meet commercial sale specifications. Expired inventory is disposed of and the related costs are written off to inventory obsolescence.

Accounts Receivable and Credit Losses

Accounts receivable is stated at net realizable value. The Company estimates and record a provision for expected credit losses related to our financial instruments, including our trade receivables. The Company considers historical collection rates, the current financial status of our customers, macroeconomic factors, and other industry-specific factors when evaluating for current expected credit losses. Forward-looking information is also considered in the evaluation of current expected credit losses. However, because of the short time to the expected receipt of accounts receivable, the Company believes that the carrying value, net of expected losses, approximates fair value and therefore, we rely more on historical and current analysis of such financial instruments, including our trade receivables.

Further, the Company considers macroeconomic factors and the status of the technology industry to estimate if there are current expected credit losses within our trade receivables based on the trends and our expectation of the future status of such economic and industry-specific factors. Also, specific allowance amounts are established based on review of outstanding invoices to record the appropriate provision for customers that have a higher probability of default.

Property and equipment, net:

Property and equipment are stated at cost at the date of purchase less accumulated depreciation. Depreciation is calculated using the accelerated methods over the lesser of the estimated useful lives of the assets or the lease term. The useful lives range from three to seven years. The Company’s policy is to capitalize renewals and betterments acquired for greater than $500 and expense normal repairs and maintenance as incurred. The Company’s management periodically evaluates whether events or circumstances have occurred indicating that the carrying amount of long-lived assets may not be recovered.

Convertible Debentures

The Company adheres to the guidance in Accounting Standards Updated (“ASU”) 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 simplifies an issuer’s accounting for convertible instruments and its application of the derivatives scope exception for contracts in its own equity. Additionally, ASU 2020-06 removes the requirements for accounting for beneficial conversion features.

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

Revenue Recognition:

The Company recognizes revenues in accordance with Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers,” and all related interpretations for recognition of our revenue from services. Revenue is recognized when the following criteria are met:

•	identification of the contract, or contracts, with the customer;

•	identification of the performance obligations in the contract;

•	determination of the transaction price;

•	allocation of the transaction price to the performance obligations in the contract; and

•	recognition of revenue when, or as, the Company satisfies the performance obligation.

The Company primarily generates revenue by purchasing scrap metal from businesses and retail customers, processing it, and selling the ferrous and non-ferrous metals to clients.

The Company realizes revenue upon the fulfillment of its performance obligations to customers. The performance obligation is fulfilled when the product is shipped or picked up by the customer.

Cost of Goods Sold:

Cost of goods sold is primarily comprised of direct costs of purchasing materials from customers, including hauling, freight and fuel.

Leases:

The Company accounts for leases in accordance with ASC 842, “Leases.”

Operating leases right-of use (“ROU”) assets represents the right to use the leased assets for the lease term and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is presented on the statements of operations.

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

At June 30, 2024 and 2023, convertible notes payable to related party of $90,000 can potentially convert into 180 shares of Common Stock. For the three and nine months ended June 30, 2024, the Company had a net loss. As a result, these shares have been excluded from the diluted net loss per share calculations for the three and nine months ended June 30, 2024 because the effect of including them would be anti-dilutive. For the three and nine months ended June 30, 2023, the Company had net income. As such, the shares have been included in the diluted net income per share for the three and nine months ended June 30, 2023

3. Going Concern

As reflected in the Company’s consolidated financial statements, the Company has an accumulated deficit of $159,364 as of June 30, 2024. The Company has a working capital deficiency of $642,587 at June 30, 2024 that is insufficient in management’s view to sustain current levels of operations for a reasonable period without additional financing. These trends and conditions continue to raise substantial doubt surrounding the Company’s ability to continue as a going concern for a reasonable period. Ultimately, the Company’s ability to continue as a going concern is dependent upon management’s ability to continue to curtail current operating expense and obtain additional financing to augment working capital requirements and support acquisition plans. There can be no assurance that management will be successful in achieving these objectives or obtain financing under terms and conditions that are suitable. The accompanying consolidated financial statements do not include any adjustments associated with these uncertainties.

4. Reverse Merger and Reverse Recapitalization

Merger – Renovo Resource Solutions, Inc.:

On April 19, 2024, Kingfish completed the Merger with Renovo. On the Closing Date, the parties consummated the Merger whereby Renovo was merged with and into Kingfish with Kingfish as the surviving legal entity.

Pursuant to the merger, each share of Renovo’s stock issued and outstanding immediately prior to the Effective Time, subject to and upon the terms and conditions set forth in the Merger Agreement, was cancelled and extinguished and were collectively converted automatically into 600,000 shares of Common Stock. As a result of the merger, on the effective date of April 19, 2024, the Renovo Owners owned 71.6% of Kingfish’s issued and outstanding Common Stock immediately upon Closing without taking into account any shares of Common Stock held by the Renovo Owners prior to the Merger.

The Company analyzed the acquisition under applicable guidance and determined that the acquisition should be accounted as entities under common control. In ASC 805, control has the same meaning as controlling financial interest. A “controlling financial interest” is generally defined as ownership of a majority voting interest by one entity, directly or indirectly, of more than 50% of the outstanding voting shares of another entity. It was determined that James K. Toomey had a controlling interest in both Kingfish and Renovo. As a result the transaction has been accounted for as a reverse recapitalization with Renovo as the accounting acquirer and Kingfish as the accounting acquiree. The financial reporting will reflect the accounting from the perspective of Renovo, except for the legal capital, which have been retroactively adjusted to reflect the capital of Kingfish in accordance with ASC 805-40-45-1. The cost of the acquisition, which represents the consideration transferred to Kingfish’s stockholders in the Merger, was calculated based on the fair value of common stock of the combined company that Kingfish stockholders own as of the closing of the Merger on April 19, 2024.

The merger transaction is considered to be a capital transaction of the legal acquiree and is equivalent to the issuance of shares by the private entity for the net monetary assets of the public shell corporation accompanied by a recapitalization.

The number of shares of Common Stock issued immediately following the consummation of the Reverse Recapitalization were as follows:

Number of
shares
Common Stock outstanding at April 1, 2024 prior to Merger	237,972
Common stock issuable to Renovo Owners	600,000
Total shares of Common Stock as of close of Reverse Recapitalization	837,972

Pro Forma Disclosures

The following unaudited pro forma financial results reflects the historical operating results of the Company, including the unaudited pro forma results of Renovo for the three and nine months ended June 30, 2024 and 2023, respectively, as if the Merger had occurred as of October 1, 2022. The pro forma financial information set forth below reflects adjustments to the historical data of the Company to give effect to the Merger and the related equity issuances as if each had occurred on October 1, 2022. The pro forma information presented below does not purport to represent what the actual results of operations would have been for the periods indicated, nor does it purport to represent the Company’s future results of operations. The following tables summarize on an unaudited pro forma basis the Company’s results of operations for the three and nine months ended June 30, 2024 and 2023:

	For the nine months ended
	June 30,
	2024	2023
Net revenue	$2,652,443	$3,029,556
Net (loss) income	$(168,735)	$439,734
Net (loss) income per share- basic	$(0.21)	$0.73
Weighted average number of shares of common stock outstanding- basic	792,029	600,000
Net (loss) income per share- diluted	$-0.21	$0.64
Weighted average number of shares of common stock outstanding- diluted	792,029	690,000

	For the three months ended
	June 30,
	2024	2023
Net revenue	$950,039	$793,503
Net (loss) income	$(85,619)	$28,471
Net (loss) income per share- basic	$(0.11)	$0.05
Weighted average number of shares of common stock outstanding- basic	792,029	600,000
Net (loss) income per share- diluted	$(0.11)	$0.04
Weighted average number of shares of common stock outstanding- diluted	792,029	690,000

The calculations of pro forma net revenue and pro forma net loss give effect to the Merger for the period from October 1, 2022 until the respective closing dates for (i) the historical net revenue and net income (loss), as applicable, of the acquired businesses, (ii) incremental depreciation and amortization for each business combination based on the fair value of property, equipment and identifiable intangible assets acquired and the related estimated useful lives, and (iii) recognition of accretion of discounts on obligations with extended payment terms that were assumed in the business combinations.

5. Operating Lease Right-of-Use Asset and Operating Lease Liability

In connection with the closing on the merger (See “Note 4”), the Company entered into a lease agreement with 6 LLC, a Florida limited liability company (“6 LLC”) on April 19, 2024. Under the terms of the Lease the Company is leasing the buildings and property (“Property”) on which the Company conducts its operations from 6 LLC for annual rent of $480,000 paid in twelve (12) monthly payments of $40,000, which is inclusive of electrical, water, sewer, and other utilities. The Lease has an initial term of two years, and may be extended for a period of up to five (5) additional years by the Company. The terms of the Lease include customary terms regarding alterations to the Property, maintenance by 6 LLC, insurance, and indemnification and generally reflect terms that would be typically negotiated in an at arm’s-length transaction with modifications to the termination provisions of the Lease to limit 6 LLC’s ability to terminate the Lease in light of the Purchase Option Agreement. Further, the Lease limits 6 LLC’s ability to assign the Lease, while preserving the right of the Company to assign the Lease under certain circumstances.

Operating lease right-of-use asset and liability are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value is the incremental borrowing rate, estimated to be 8%, as the interest rate implicit in most of the Company’s leases is not readily determinable. Operating lease expense is recognized on a straight-line basis over the lease term. Since the common area maintenance expenses are expenses that do not depend on an index or rate, they are excluded from the measurement of the lease liability and recognized in other general and administrative expenses on the statements of operations. During the nine months ended June 30, 2024 and 2023, the Company recorded $360,000 and $0, in rent expense, respectively. During the three months ended June 30, 2024 and 2023, the Company recorded $120,000 and $0, in rent expense, respectively.

Right-of-use asset is summarized below:

	June 30, 2024	September 30, 2023
Office lease	$890,318	$-
Less: accumulated amortization	(138,704)	-
Right-of-use asset, net	$751,614	$-

Operating lease liability is summarized below:

	June 30, 2024	September 30, 2023
Office lease	$751,614	$-
Less: current portion	(438,933)	-
Long term portion	$312,681	$-

Maturity of the lease liability is as follows:

June 30, 2024
Year ending September 30, 2024	$120,000
Year ending September 30, 2025	480,000
Year ending September 30, 2026	200,000
Total future minimum lease payments	800,000
Less: imputed interest	(48,386)
Present value of payments	$751,614

6. Receivables from Related Parties:

The Company has paid operational expenses and debt on behalf of 6 LLC, a related party who holds the real estate on which the business operates. As of June 30, 2024 and September 30, 2023, the total paid on behalf of 6 LLC and payable to the Company is $1,009,580 and $1,194,275, respectively. These advances bear no interest, are uncollateralized and have no specific due date.

The above transactions and amounts are not necessarily what third parties would have agreed to.

7. Inventory:

The composition of the Company inventories at June 30, 2024 and September 30, 2023 are as follows:

	June 30, 2024	September 30, 2023

Raw Materials	$104,201	$177,149
Inventories, at cost	$104,201	$177,149

8. Property and Equipment:

Property and equipment consisted of the following at June 30, 2024 and September 30, 2023:

	June 30, 2024	September 30, 2023
Leasehold improvements	$7,826	$7,826
Software	19,637	19,637
Furniture and equipment	675,614	675,614
	703,077	703,077
Less: Accumulated depreciation	(659,663)	(652,125)
Total	$43,414	$50,952

During the nine months ended June 30, 2024 and 2023, the Company recorded $7,538 and $7,299 of depreciation expense, respectively. During the three months ended June 30, 2024 and 2023, the Company recorded $3,888 and $3,650 of depreciation expense, respectively.

9. Related Party Loans:

Related party loans (the “Related Party Loans”) consisted of the following at June 30, 2024 and September 30, 2023:

	June 30, 2024	September 30, 2023
Passing Through, LLC	$581,249	$581,249
Conch and Shell Holding, Inc.	248,275	250,000
J. Toomey and L. Toomey	333,147	333,147
K. Toomey	35,000	35,000
J. Toomey	180,000	-
Total	$1,377,671	$1,199,396

The Company entered into a note with Passing Through, LLC, for $600,000 effective July 1, 2016. The note bears interest, commencing on the date of the loan, at an initial rate of 5% per annum. The maturity date of the note will accelerate and be due and payable immediately upon any change of control, merger, or other business combination (as defined in the note). If the maturity date is extended for any reason whatsoever (including in connection with an acceleration event), the note will bear interest at a rate of 5% per annum, commencing on the date of any such extension. On October 28, 2022, the note was modified and the maturity date was extended to December 31, 2023. On December 31, 2023, the note was extended to December 31, 2024. During the nine months ended June 30, 2024 and 2023, the Company recorded $28,704 in accrued interest. During the three months ended June 30, 2024 and 2023, the Company recorded $6,640 and $9,568 in accrued interest, respectively. As of June 30, 2024 and September 30, 2023, the balance of accrued interest was $246,950 and $224,636, respectively.

The Company entered into a note with Conch And Shell Holdings, Inc, for $250,000 effective November 20, 2018. The note bears interest, commencing on the date of the loan, at an initial rate of 8% per annum. The maturity date of the note will accelerate and be due and payable immediately upon any change of control, merger, or other business combination (as defined in the note). If the maturity date is extended for any reason whatsoever (including in connection with an acceleration event), the note will bear interest at a rate of 8% per annum, commencing on the date of any such extension. On October 28, 2022, the note was modified and the maturity date was extended to December 31, 2023. Interest as of December 31, 2023 in the amount of $121,666 was paid during December 2023. On December 31, 2023, the note was extended to December 31, 2024. During the nine months ended June 30, 2024 and 2023, the Company recorded $13,641 and $15,000 in accrued interest, respectively. During the three months ended June 30, 2024 and 2023, the Company recorded $3,749 and $5,000 in accrued interest, respectively. As of June 30, 2024 and September 30, 2023, the balance of accrued interest was $9,896 and $116,667, respectively.

The Company entered into a note with James K. and Lori M. Toomey, directors, for $365,000 effective November 18, 2018. The note bears interest, commencing on the date of the loan, at an initial rate of 5% per annum. The maturity date of the note will accelerate and be due and payable immediately upon any change of control, merger, or other business combination (as defined in the note). If the maturity date is extended for any reason whatsoever (including in connection with an acceleration event), the note will bear interest at a rate of 5% per annum, commencing on the date of any such extension. On October 28, 2022, the note was modified and the maturity date was extended to December 31, 2023. Interest as of December 31, 2023 in the amount of $103,045 was paid during December 2023. On December 31, 2023, the note was extended to December 31, 2024. During the nine months ended June 30, 2024 and 2023, the Company recorded $12,202 in accrued interest. During the three months ended June 30, 2024 and 2023, the Company recorded $2,389 and $4,067 in accrued interest, respectively. As of June 30, 2024 and September 30, 2023, the balance of accrued interest was $9,301 and $89,478, respectively.

The Company entered into a note to convert prior advances in a note payable with Mr. Toomey, a director, for $130,000 effective February 1, 2021. The 2021 Promissory Note bears interest, commencing on the date of the loan, at an initial rate of 2% per annum and the note matures on March 31, 2024. The maturity date of the note will accelerate and be due and payable immediately upon any change of control, merger, or other business combination (as defined in the note). If the maturity date is extended for any reason whatsoever (including in connection with an acceleration event), the note will bear interest at a rate of 5% per annum, commencing on the date of any such extension. On December 15, 2023, Mr. Toomey and the Company entered into Amendment to the 2021 Promissory Note to extend the maturity date of the 2021 Promissory Note to December 31, 2024. During the nine months ended June 30, 2024 and 2023, the Company recorded $640 and $0 in accrued interest, respectively. During the three months ended June 30, 2024 and 2023, the Company recorded $640 and $0 in accrued interest, respectively. As of June 30, 2024, the balance of accrued interest was $9,710. The balance of accrued interest as of September 30, 2023, for this loan is not reflected on the balance sheet since it wasn’t acquired by the Company until April 19, 2024.

The Company entered into a note with Mr. Toomey, a director, for $50,000 effective March 7, 2022. The note bears interest, commencing on the date of the loan, at an initial rate of 2% per annum and the note matures on December 31, 2024. The maturity date of the note will accelerate and be due and payable immediately upon any change of control, merger, or other business combination (as defined in the note). If the maturity date is extended for any reason whatsoever (including in connection with an acceleration event), the note will bear interest at a rate of 5% per annum, commencing on the date of any such extension. During the nine months ended June 30, 2024 and 2023, the Company recorded $249 and $0 in accrued interest, respectively. During the three months ended June 30, 2024 and 2023, the Company recorded $249 and $0 in accrued interest, respectively. As of June 30, 2024, the balance of accrued interest was $2,571. The balance of accrued interest as of September 30, 2023, for this loan is not reflected on the balance sheet since it wasn’t acquired by the Company until April 19, 2024.

Certain of the Related Party Loans including the Company Security (as defined below), are subordinated to a loan between 6 LLC and Hancock Whitney Bank (the “Bank Loan”). The Related Party Loans are secured by all of the assets of the Company and certain of the Related Party Loans are secured by all of the assets of 6 LLC (the “6 LLC Security”).  In addition, 6 LLC’s primary source of funds included loans made to 6 LLC by related parties and their affiliated entities (such loans collectively comprise the “6 LLC Affiliate Debt”). The 6 LLC Affiliate Debt, including the 6 LLC Security, is subordinated to the Bank Loan. The 6 LLC Affiliate Debt is secured by all of the assets of 6 LLC, and certain of the 6 LLC Affiliate Debt is secured by the assets of the Company (the “Company Security”).

Both the 6 LLC Affiliate Debt, and the Company Security thereof, and the Company Affiliate Debt, and the 6 LLC Security thereof are subordinated to the Bank Loan which has a senior secured security interest in all of the assets of the Company and 6 LLC. Although the Bank Loan is by and between Hancock Whitney Bank and 6 LLC, all of the assets of the Company and all of the assets of 6 LLC, including the property on which the Company conducts business, are used to secure the Bank Loan. As a result, Lori Toomey (a director of the Company) has pledged her personal trust as additional collateral as security for the Bank Loan and she is required to maintain $1 million of liquid assets in her trust. The outstanding amount owed under the Bank Loan as of June 30, 2024 was approximately $1,749,078.74. Interest accrues on the Bank Loan at an annual rate of 7.36% and is currently being extended on a month-to-month basis pending discussions surrounding an extension of the Bank Loan. The Bank Loan has been on a year-to-year basis since 2019 and the parties historically have extended the Bank Loan and have entered into new loan agreements each year. However, there is no agreement to extend the Bank Loan each year and, as a result, there is a risk that the Bank Loan will not be extended beyond the current maturity date and, if it is extended, that the terms of such Bank Loan may be on terms more disadvantageous as those currently in place (i.e., higher interest rates to reflect current market conditions).

In the event that the Bank Loan is not extended or is otherwise terminated prematurely, and 6 LLC is unable to pay the outstanding balance of the Bank Loan, the Company may be required fulfil its obligations as a guarantor of the Bank Loan and repay the remaining outstanding balance of the Bank Loan, which may require the Company to sell its assets, seek equity investments, or replacement debt in order to raise sufficient capital. There is no assurance that the Company will be able to secure the necessary financing or funds to repay the Bank Loan or obtain such funds on favorable terms. If the Company is required to fulfil its obligations as a guarantor and is unable to secure the funds necessary to repay the Bank Loan, it may be difficult for us to continue our operations and if we do secure such funds, the terms thereof may be disadvantageous and have a significant negative impact on the Company’s financial position.

The above transactions and amounts are not necessarily what third parties would have agreed to.

10. Convertible Notes Payable to Related Party:

The Company entered into a convertible note with a director for $20,000 effective December 7, 2015. The note bears interest at a rate of 3.5% per annum and all unpaid principal and interest are due on demand by the director. The outstanding principal balance of the note is convertible into the Company’s shares of common stock at the conversion price of $1.00 per share. During the nine months ended June 30, 2024 and 2023, the Company recorded $140 and $0 in accrued interest, respectively. During the three months ended June 30, 2024 and 2023, the Company recorded $140 and $0 in accrued interest, respectively. As of June 30, 2024, the balance of accrued interest was $6,186. The balance of accrued interest as of September 30, 2023, for this loan is not reflected on the balance sheet since it wasn’t acquired by the Company until April 19, 2024.

The Company entered into a convertible note with a director for $20,000 effective March 3, 2016. The note bears interest at a rate of 3.5% per annum and all unpaid principal and interest are due on demand by the director. The outstanding principal balance of the note is convertible into the Company’s shares of common stock at the conversion price of $1.00 per share. During the nine months ended June 30, 2024 and 2023, the Company recorded $140 and $0 in accrued interest, respectively. During the three months ended June 30, 2024 and 2023, the Company recorded $140 and $0 in accrued interest, respectively. As of June 30, 2024, the balance of accrued interest was $5,930. The balance of accrued interest as of September 30, 2023, for this loan is not reflected on the balance sheet since it wasn’t acquired by the Company until April 19, 2024.

The Company entered into a convertible note with a director for $30,000 effective July 11, 2016. The note bears interest at a rate of 3.5% per annum and all unpaid principal and interest are due on demand by the director. The outstanding principal balance of the note is convertible into the Company’s shares of common stock at the conversion price of $1.00 per share. During the nine months ended June 30, 2024 and 2023, the Company recorded $210 and $0 in accrued interest, respectively. During the three months ended June 30, 2024 and 2023, the Company recorded $210 and $0 in accrued interest, respectively. As of June 30, 2024, the balance of accrued interest was $8,526. The balance of accrued interest as of September 30, 2023, for this loan is not reflected on the balance sheet since it wasn’t acquired by the Company until April 19, 2024.

The Company entered into a convertible note with a director for $20,000 effective September 19, 2016. The note bears interest at a rate of 3.5% per annum and all unpaid principal and interest are due on demand by the director. The outstanding principal balance of the note is convertible into the Company’s shares of common stock at the conversion price of $1.00 per share. During the nine months ended June 30, 2024 and 2023, the Company recorded $140 and $0 in accrued interest, respectively. During the three months ended June 30, 2024 and 2023, the Company recorded $140 and $0 in accrued interest, respectively. As of June 30, 2024, the balance of accrued interest was $5,545. The balance of accrued interest as of September 30, 2023, for this loan is not reflected on the balance sheet since it wasn’t acquired by the Company until April 19, 2024.

The above transactions and amounts are not necessarily what third parties would have agreed to.

11. Preferred Stock:

The Company is authorized to issue up to 2,000,000 shares of Preferred Stock with designations, rights and preferences determined from time to time by our Board of Directors. Accordingly, our Board of Directors is empowered, without shareholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our Common Stock. The terms of the preferred stock have not been approved. As of June 30, 2024 and September 30, 2023, there was no Preferred Stock issued and outstanding.

12. Income Taxes:

The Company's expenses for income taxes consist of:

	For the nine months ended
	June 30, 2024	June 30, 2023
Current
Federal	$19,640	$314,972
State	3,694	59,245
Foreign	-	-
	23,334	374,217
Deferred
Federal	(50,031)	(165,128)
State	(9,411)	(31,060)
	(59,442)	(196,188)
Total	$(36,108)	$178,029

The components of the net deferred tax asset at June 30, 2024 and September 30, 2023 consist of:

	June 30, 2024	September 30, 2023

Accounts receivable	$(18,512)	$-
Accounts payable	31,294	-
Accrued interest payable	77,126	113,243
Net operating loss	49,855	-
Total	$139,763	$113,243

The following is a reconciliation of the applicable federal income tax as computed at the federal statutory tax rate to the actual income taxes reflected in the Statements of Operations for the nine months ended March 31, 2024 and 2023

	Nine Months Ended June 30,
	2024	2023

Tax provision at U.S. federal income tax rate	21%	21%
State income tax provision net of federal	4%	4%

Valuation allowance	(25)%	(25)%

Provision for income taxes	0.0%	0.0%

The Company’s earliest tax year that remains subject to examination by all tax jurisdictions was September 30, 2017.

13. Commitments and Contingencies:

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, “Contingencies”. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of June 30, 2024 and September 30, 2023, the Company is not aware of any contingent liabilities that should be reflected in the financial statements.

Purchase Option Agreement

In connection with the closing of the Merger (See Note 4), the Company entered into the Purchase Option Agreement (the “Purchase Option Agreement”) on the Closing Date with 6 LLC, which is solely held by the Renovo Owners prior to the Merger, pursuant to which, the Company will have the exclusive option, subject to certain conditions, in its sole discretion, exercisable at any time within five (5) years after the Closing Date, to acquire 6 LLC in a post-Merger transaction (the “Future Acquisition”) at a purchase price equal to (i) the fair market value of 6 LLC, as determined in accordance with the terms of the Purchase Option Agreement (“Fair Market Value”) plus (ii) a premium equal to fifteen percent (15%) of the Fair Market Value. It is a condition to the exercise of the Purchase Option that the Company either repay the Bank Loan or negotiate the assumption of the Bank Loan by the Company at the closing of the Future Acquisition. Currently, the Company is a guarantor under the Bank Loan.

The Fair Market Value will be determined by an independent appraisal of the fair market value of the 6 LLC assets (or, upon a bona fide offer with a firm price made by an unaffiliated third party within 12 months of an exercise of the Purchase Option by the Company).

Under the terms of the Purchase Option Agreement, the Company has the option to structure the Future Acquisition in any of the following structures:

•

a purchase in cash by the Company or any wholly owned subsidiary of the Company of all of the outstanding equity interests of 6 LLC (“6 LLC Equity Interests”) from the owners of the 6 LLC Equity interests (the “6 LLC Owners”), including, without limitation, all units of membership interest, directly from all of the 6 LLC Owners;

•

an exchange transaction by the Company or any wholly owned subsidiary of Company to the 6 LLC Owners whereby all of the outstanding 6 LLC Equity Interests will be exchanged for shares of Common Stock or a combination of cash and Common Stock;

•

engage in a merger transaction by and between the 6 LLC and the Company or any wholly owned subsidiary of the Company (with the surviving subsidiary entity to be determined by Company) whereby 6 LLC Owners will receive their prorated share of the aggregate Purchase Price from the payment of the merger consideration, which merger consideration shall be payable in cash or shares of Common Stock, as determined by the Company; or

•

a purchase by the Company or any wholly owned subsidiary of the Company of all or substantially all of the assets of 6 LLC, which Purchase Price shall be payable in cash or shares of Common Stock, as determined by the Surviving Corporation.

To the extent that any portion of the Bank Loan remains outstanding at the time of the Future Acquisition, either (i) the cash portion of the Purchase Price would be used to first payoff any such amount, or (ii) if the Company negotiates the assumption of the Bank Loan with the Bank, the dollar amount of the outstanding Bank Loan so assumed shall be applied to the payment of the Purchase Price. In each case, remaining Purchase Price proceeds (“Remaining Proceeds”) would be paid to the 6 LLC debt holders and then to the 6 LLC Owners or 6 LLC, depending on the structure of the transaction.

In the event that the Company should determine to use an acquisition structure whereby it will pay the Remaining Proceeds in Common Stock, the value of the Common Stock will be the average of the last daily sales price of Common Stock as reported by the OTC Markets (otcmarkets.com), or if not reported thereby, another authoritative source selected by the Company) for the ten (10) consecutive full trading days in which such shares are traded ending at the close of trading on the fifth business day preceding the Future Acquisition closing.

The Purchase Option Agreement contains customary representations, warranties and covenants made by 6 LLC, including, among other things, covenants (i) to conduct its business in the ordinary course consistent with past practice during the option period and consummation of a Future Acquisition transaction; (ii) not to engage in certain kinds of transactions during such period; (iii) not to amend or propose to amend any of its organizational documents; (iv) not to incur any additional debt obligations and (v) not to enter into, amend or modify any material contract. The Purchase Option Agreement also is subject to a number of customary closing conditions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the operating results and financial condition of the Company for the fiscal quarters ended June 30, 2024 and 2023.  The discussion and analysis set forth below is intended to assist you in understanding the financial condition and results of our operations and should be read in conjunction with our financial statements and the accompanying notes included elsewhere in this quarterly report. Our results of operations and financial condition, as reflected in the accompanying statements and related notes, are subject to management’s evaluation and interpretations of business conditions, changing market conditions and other factors. Historical results and trends which might appear should not be taken as indicative of future operations.

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

•	government and industry regulation that might affect future operations;

•	potential change of control transactions resulting from any potential future merger, acquisition, or combination with another entity;

•	the potential dilution in our equity (both economically and in voting power) that might result from future financing or from merger, acquisition, or combination activities;

•	the Company’s ability to successfully integrate the operations of Renovo (as defined below) into the Company following the Merger (as defined below), and to operate profitably following such Merger;

4

•

the Company’s ability to service its outstanding debt obligations and to continue to successfully negotiate economically beneficial annual extensions of its guarantor obligations to 6 LLC’s loan with Hancock Whitney Bank (as described below);

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

If any of these risks or uncertainties materializes or any of these assumptions proves incorrect, the results of the Company could differ materially from the forward-looking statements. All written or oral forward-looking statements that are made or attributable to us are expressly qualified in their entirety by this cautionary notice. The forward-looking statements included herein are only made as of the date of this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2024 (this “Form 10-Q”). We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

Explanatory Note

On April 19, 2024, Kingfish Holding Corporation (the “Company”), consummated the previously announced merger of Renovo Resource Solutions, Inc., a Florida corporation (“Renovo”), with and into the Company with the Company as the surviving entity (the “Merger”). For more information regarding the Merger, see the Company’s Current Report on Form 8-K filed on April 24, 2024.

Operations. The Company’s business currently consists solely of acquiring salvage and reselling scrap metals processed and unprocessed ferrous and nonferrous metals from a variety of sources including, manufacturing and industrial plants, metal fabrication plants, electric utilities, machine shops, factories, refineries, demolition businesses, wrecking companies, contractors, and retail individuals. Ferrous metals are those containing significant quantities of iron or steel. Non-ferrous metals, which do not contain significant quantities of iron or steel include, without limitation, copper, brass, aluminum, bronze, lead, zinc, nickel, and alloys thereof; but do not include precious metals (such as gold, silver, and platinum).

The primary business operations of the Company consist of accepting metals contained in radiators, insulated aluminum wire, automotive components (rotors, drums etc.), insulated copper wire, electric motors, stainless steel, scrap iron, appliances, aluminum cans, batteries (lead acid), and e-scrap. The Company utilizes specialized equipment to efficiently process significant volumes of insulated copper wire through granulation. With the exception of precious metals, our scrap metal processing facility processes almost all other types of metal.

The Company derives profit from quickly aggregating more than 60 product types and reselling the materials to larger transfer and processing partners in the state of Florida. The Company has operated under the guidelines of selling “mixed” truckloads of material as soon as they are aggregated in an effort to abate any changes in commodity pricing that may affect its margins in a negative manner. This buy/sell formula has preserved margins in the past but also curtails the Company’s ability to ship directly to non-ferrous mills due to smaller volumes of like materials or Full Truck Load (“FTL”) volumes resulting in lower prices received for materials.

Although the Company does have the capacity and volume to achieve FTL loads required by non-ferrous mills, based on market price fluctuations, the Company has taken a more conservative approach to protect its margins. Accordingly, the Company only ships less than a truckload (or “LTL”) of mixed commodities to go to multiple end users in an effort to mitigate any potential losses due to market fluctuations.

The Company does not engage in the business of fabricating or otherwise converting raw materials into products or prepared grades of materials having an existing or potential economic value.

Balance Sheet

At June 30, 2024 and September 30, 2023, the Company had total assets of $2,544,905 and $2,558,349, respectively, total liabilities of $2,704,185 and $1,770,794, respectively, and total stockholders’ (deficit) equity of $(159,280) and $787,555, respectively. The decrease of total assets of $13,444 of total assets from September 30, 2023 to June 30, 2024 was due primarily to a decrease in cash, inventory and related party advances offset by an increase in right of use asset. The increase of total liabilities of $933,391 from September 30, 2023 to June 30, 2024 was due primarily to an increase in related party loans and lease liability.

Results of Operations

Comparison of Three Months Ended June 30, 2024 and 2023

For the three months ended June 30, 2024 and 2023, the Company had total revenues of $950,039 and $793,503, respectively, and gross profits of $402,972 and $313,325, respectively. The primary driver of the Company’s revenues are steel prices and the prices of other metal commodities. When metal prices are higher, revenues increase assuming that volume is stable. The Company is primarily impacted by the price of steel, with the price of copper and the price of other metals also significantly contributing to the Company’s revenues and profits. The Company’s volume of sales increased in the three months ended June 30, 2024 when compared to the three months ended June 30, 2023 primarily due to decreases in commodity prices combined with stable material volume as well as an increase in the amount of aluminum. The Company anticipates that market conditions, inflation and the impact of an election year may have an adverse effect on scrap commodity prices for the remainder of 2024.

Cost of goods sold for the three months ended June 30, 2024 and 2023 were $547,067 and $480,178, respectively, resulting in a gross margin of 42% and 39%, respectively. Cost of goods sold consists primary of costs associated with purchasing salvage and scrap metal and increases as prices for these commodities fluctuate. The increase in cost of goods sold for the three months ended June 30, 2024 when compared to the three months ended June 30, 2023 was primarily due to the corresponding increase in revenues.

The Company’s operating expenses increased from $237,534 for the three months ended June 30, 2023 to $505,266 for the three months ended June 30, 2024 due primarily to an increase in insurance, professional fees and rent expense. Other expenses increased from $19,073 for the three months ended June 30, 2023 to $19,433 for the three months ended June 30, 2024 primarily due to the Company recording less interest expense, offset by a loss on disposal of asset during the three months ended June 30, 2024 in the amount of $4,867.

As a result of increased operating expenses, we had a net loss of $85,619 for the three months ended June 30, 2024 compared to net income of $42,567 for the three months ended June 30, 2023. The Company anticipates that operating expenses, including those associated with professional fees will decrease in connection with the completion of the Merger in part due to a reduction in required legal work and Renovo no longer requiring separate legal counsel.

Comparison of Nine Months Ended June 30, 2024 and 2023

For the nine months ended June 30, 2024 and 2023, the Company had total revenues of $2,652,443 and $3,029,556, respectively, and gross profits of $1,078,911 and $1,408,327, respectively. The primary driver of the Company’s revenues are steel prices and the prices of other metal commodities. When metal prices are higher, revenues increase assuming that volume is stable. The Company is primarily impacted by the price of steel, with the price of copper and the price of other metals also significantly contributing to the Company’s revenues and profits. The Company’s volume of sales decreased in the nine months ended June 30, 2024 when compared to the nine months ended June 30, 2023 primarily due to decreases in commodity prices combined with stable material volume as well as an increase in the amount of aluminum. The Company anticipates that market conditions, inflation and the impact of an election year may have an adverse effect on scrap commodity prices for the remainder of 2024.

Cost of goods sold for the nine months ended June 30, 2024 and 2023 were $1,573,532 and $1,621,229, respectively, resulting in a gross margin of 41% and 46%, respectively. Cost of goods sold consists primary of costs associated with purchasing salvage and scrap metal and increases as prices for these commodities fluctuate. The decrease in cost of goods sold for the nine months ended June 30, 2024 when compared to the nine months ended June 30, 2023 was primarily due to the corresponding decrease in revenues.

The Company’s operating expenses increased from $637,569 for the nine months ended June 30, 2023 to $1,123,582 for the nine months ended June 30, 2024 due primarily to an increase in rent expense, insurance and professional fees. Other expenses increased from $57,218 for the nine months ended June 30, 2023 to $62,253 for the nine months ended June 30, 2024 primarily due to a slight increase in interest expense and a loss on disposal of asset in the amount of $4,867.

As a result of decreased sales and increased operating expenses, we had a net loss of $70,816 for the nine months ended June 30, 2024 compared to net income of $535,512 for the nine months ended June 30, 2023. The Company anticipates that operating expenses, including those associated with professional fees will decrease in connection with the completion of the Merger in part due to a reduction in required legal work and Renovo no longer requiring separate legal counsel.

Liquidity and Capital Resources

Based upon our current financial condition, we do not have sufficient cash to operate our business at the current level for the next twelve months. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund expenditures or other cash requirements. We plan to seek additional financing in a private equity offering to secure funding for operations. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

The Company’s principal sources of funds are funds generated by its operations and from loans made to Renovo by James K. Toomey, Lori M. Toomey, and Kristen Toomey, and their affiliated entities, including Conch and Shell Holdings, Inc., AMI Holdings, Inc., and Passing Through, LLC (collectively referred to herein as the “Toomey Debtholders”). Each such loan with one or more of the Toomey Debtholders is referred to herein as an “Affiliate Loan” and collectively, such loans, “Company Affiliate Debt”.

Affiliate Lender	Date of Original Loan	Principal Amount Borrowed	Annual Interest Rate	Accrued Interest	Maturity Date

James Toomey(1)	December 7, 2015	$20,000	3.50%	$6,186	Convertible(2)
James Toomey(1)	March 3, 2016	$20,000	3.50%	$5,930	Convertible(2)
Passing Through, LLC (Toomey family trust/estate)	July 1, 2016	$600,000	5.00%	$246,950	December 31, 2024
James Toomey(1)	July 11, 2016	$30,000	3.50%	$8,526	Convertible(2)
James Toomey(1)	September 19, 2016	$20,000	3.50%	$5,545	Convertible(2)
Conch and Shell Holdings, Inc. (extended Toomey family)	November 20, 2018	$250,000	8.00%	$9,896	December 31, 2024
James, Lori and Kristen Toomey	November 20, 2018	$365,000	5.00%	$9,301	December 31, 2024
James Toomey(1)	February 1, 2021	$130,000	2.00%	$9,710	December 31, 2024
James Toomey(1)	March 7, 2022	$50,000	2.00%	$2,571	December 31, 2024

(1)	These notes were entered into by the Company prior to the Merger and therefore are not subordinated to the Bank Loan
(2)	The outstanding principal and accrued interest balance of the convertible notes is convertible into the Company’s shares of common stock at the conversion price of $500.00 per share

The Company Affiliate Debt which was assumed by the Company in connection with the Merger, including the Company Security (as defined below), is subordinated to a loan between its landlord (“6 LLC”) and Hancock Whitney Bank (the “Bank Loan”) and secured by all of the assets of the Company and is secured by all of the assets of 6 LLC (the “6 LLC Security”).  In addition, 6 LLC’s primary source of funds included loans made to 6 LLC by the Toomey Debtholders and their affiliated entities (such loans collectively comprise the “6 LLC Affiliate Debt”). The 6 LLC Affiliate Debt, including the 6 LLC Security, is subordinated to the Bank Loan. The 6 LLC Affiliate Debt is secured by all of the assets of 6 LLC, and certain of the 6 LLC Affiliate Debt is secured by the assets of the Company (the “Company Security”). As of June 30, 2024 the aggregate principal amount of the Renovo Security was approximately $1,913,270 and the accrued interest thereon was approximately $905,997.

Set forth below is the outstanding 6 LLC Affiliate Debt subject to the Company Security as of June 30, 2024.

Affiliate Lender	Principal Amount Outstanding
James K. Toomey	$100,000
Lori Toomey	$300,000
Lori Toomey	$500,000
James and Lori Toomey	$50,000
Passing Through, LLC	$189,545
Passing Through, LLC	$100,000
Passing Through, LLC	$100,000
Conch and Shell Holdings, Inc.	$100,000
Conch and Shell Holdings, Inc.	$248,725
Lori Toomey, Conch and Shell Holdings, Inc., and AMI Holdings, Inc.	$225,000

Both the 6 LLC Affiliate Debt, and the Company Security thereof, and the Company Affiliate Debt, and the 6 LLC Security thereof are subordinated to the Bank Loan which has a senior secured security interest in all of the assets of the Company and 6 LLC. Although the Bank Loan is by and between Hancock Whitney Bank and 6 LLC, all of the assets of the Company and all of the assets of 6 LLC, including the property on which the Company conducts business, are used to secure the Bank Loan. As a result, Lori Toomey (a director of the Company) has pledged her personal trust as additional collateral as security for the Bank Loan and she is required to maintain $1 million of liquid assets in her trust. The outstanding amount owed under the Bank Loan as of June 30, 2024 was approximately $1,749,078.74. Interest accrues on the Bank Loan at an annual rate of 7.36% and is currently being extended on a month-to-month basis pending discussions surrounding an extension of the Bank Loan. The Bank Loan has been on a year-to-year basis since 2019 and the parties historically have extended the Bank Loan and have entered into new loan agreements each year. However, there is no agreement to extend the Bank Loan each year and, as a result, there is a risk that the Bank Loan will not be extended beyond the current maturity date and, if it is extended, that the terms of such Bank Loan may be on terms more disadvantageous as those currently in place (i.e., higher interest rates to reflect current market conditions). In the event that the Bank Loan is not extended or is otherwise terminated prematurely, and 6 LLC is unable to pay the outstanding balance of the Bank Loan, the Company may be required fulfil its obligations as a guarantor of the Bank Loan and repay the remaining outstanding balance of the Bank Loan, which may require the Company to sell its assets, seek equity investments, or replacement debt in order to raise sufficient capital. There is no assurance that the Company will be able to secure the necessary financing or funds to repay the Bank Loan or obtain such funds on favorable terms. If the Company is required to fulfil its obligations as a guarantor and is unable to secure the funds necessary to repay the Bank Loan, it may be difficult for us to continue our operations and if we do secure such funds, the terms thereof may be disadvantageous and have a significant negative impact on the Company’s financial position.

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

Our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of the end of such period, our disclosure controls and procedures were not effective as of June 30, 2024 due to material weakness in our internal control over financial reporting in providing reasonable assurance in timely alerting management to material information relating to the Company and that information required to be disclosed in our reports is recorded, processed, summarized, and reported as required to be included in our periodic filings with the Commission.

The Company is currently thoroughly evaluating a number of steps to enhance our disclosure controls and procedures, as well as our internal control over financial reporting, and address these material weaknesses, including: appointing specific financial reporting personnel with technical accounting and financial reporting experience, adopting policies to ensure proper internal communications and review in connection with non-routine transactions, enhancing our internal review procedures during the financial statement closing process, and designing and implementing journal entry procedures and controls. Following the completion of the Merger, the Company contracted with a financial consultant to assist with the review of the Company’s internal controls over financial reporting and is continuing to evaluate additional steps to enhance its disclosure controls and procedures. Despite the existence of these material weaknesses, the Company believes the financial information presented herein is materially correct and in accordance with generally accepted accounting principles in the United States.

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

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(a)), with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024. *

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(a)), with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.*

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

KINGFISH HOLDING CORPORATION

Date: September 4, 2024	By:	/s/ Ted Sparling
Ted Sparling
Chief Executive Officer
(Principal Executive Officer)

