Form 10-K
period 2024-09-30
Kingfish Holding Corp
filed 2025-01-13
CIK 1374881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________

FORM 10-K

___________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2024

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

___________________

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

As of March 29, 2024, which was the last business day of the registrant’s completed second fiscal quarter for the reported fiscal year, the aggregate market value of the registrant's common stock held by non-affiliates was approximately $17,286 (as quoted by the OTC Markets Group, Inc. in their Expert Market tier on such date).

As of December 23, 2024, the number of issued and outstanding shares of common stock of the registrant was 837,962.

Documents Incorporated By Reference: None.

KINGFISH HOLDING CORPORATION

ANNUAL REPORT ON FORM 10-K

For The

Fiscal Year Ended September 30, 2024

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

The following factors, among others, could cause actual results to differ materially from those described in the forward-looking statements:

•	the Company’s ability to generate sufficient cash proceeds from its operations or, alternatively, identify, secure and obtain suitable and sufficient financing to execute its business plan and achieve its strategic objectives;

•	the Company’s ability to successfully integrate the operations of Renovo Resources Solutions, Inc. (“Renovo”) into the Company following the recently completed merger of Renovo with and into the Company (the “Merger”), and to operate profitably following the Merger;

•	the Company’s expectations regarding the anticipated benefits of the Merger and the ability of the Company to achieve the anticipated potential benefits from the Merger, including statements of the plans, strategies and objectives of management with respect to operations of the Company following the Merger;

•	the Company’s ability to service its outstanding debt obligations, including loans with affiliates of the Company, and to continue to successfully negotiate economically beneficial annual extensions of its guarantor obligations assumed from Renovo pursuant to the Merger, including with respect to the outstanding 6 LLC loan with Hancock Whitney Bank incurred in connection with 6 LLC’s acquisition of the property leased by the Company on which it conducts its business operations;

•	The Company’s ability to exercise its option to purchase 6 LLC may be dependent on its ability to raise additional funds.

•	economic, political and market conditions;

•	interest rate and inflation risk;

•	climate related or natural disaster-related events that increases the likelihood of catastrophic losses, disruption to our operations, and related cost of insurance coverage for entities with operations in high fire, hurricane or flood risk areas, including the Company’s operations which are located on the gulf coast of central Florida, a region which is susceptible to hurricanes;

•	government and industry regulation that might affect future operations;

•	potential change of control transactions resulting from merger, acquisition, or combination with another entity;

•	the potential dilution in our equity (both economically and in voting power) that might result from future financing or from merger, acquisition, or combination activities;

•	any statements regarding future economic conditions, growth rate, market opportunity or performance of the Company;

•	economic, business, competitive, and/or regulatory factors affecting the business of the Company following the Merger;

•	the ability of the Company to obtain and maintain all licenses necessary to operate its business; and

•	statements of belief and any statement of assumptions underlying any of the foregoing.

If any of these risks or uncertainties materializes or any of these assumptions proves incorrect, the results of the Company could differ materially from the forward-looking statements.  All written or oral forward-looking statements that are made or attributable to us are expressly qualified in their entirety by this cautionary notice.  The forward-looking statements included herein are only made as of the date of this Annual Report on Form 10-K for the fiscal year ended September 30, 2024 (this “Form 10-K” or “Annual Report”).  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS

Background

Kingfish Holding Corporation (“us,” “our,” “we,” the “Company,” or “Kingfish”) was incorporated in the State of Delaware on April 11, 2006 as Offline Consulting Inc. On May 18, 2007, we entered into a reverse merger transaction pursuant to a Share Exchange Agreement whereby we acquired Kesselring Corporation, a Florida corporation. On June 8, 2007, following the reverse merger, we became Kesselring Holding Corporation. On November 25, 2014, we changed our name to Kingfish Holding Corporation.

During the fiscal year ended September 30, 2010, Kingfish defaulted on its loan agreements with AMI Holdings, Inc. ("AMI"), a corporation controlled by James K. Toomey, a stockholder, officer and director of the Company (“Mr. Toomey”), and certain of his relatives, and on May 24, 2010, AMI foreclosed on and took possession of all of Kingfish’s then-existing operating entities. On September 16, 2011, Kingfish, having only 69 holders of record and no significant assets, filed a Form 15 with the Securities and Exchange Commission (the “Commission”) to terminate the registration of its common stock under Section 12 of the Exchange Act and to suspend its reporting obligations under Section 15(d) of the Exchange Act.

In 2014, Kingfish took the steps necessary to reactivate its reporting obligations that had been suspended since 2011 under Section 15(d) of the Exchange Act (“Reactivation Actions”). Kingfish completed its Reactivation Actions and commenced its reactivated reporting obligations on December 17, 2014. However, Kingfish was unsuccessful in its endeavor to identify and engage in a business combination with a potential target company or business following its Reactivation Actions and, as of the fiscal year ended September 30, 2016, Kingfish had expended substantially all of its available cash and was unable to secure any additional funds to finance its operations. As a result, Kingfish was dormant from such date through May 2020.

In May 2020, Kingfish determined that the business environment had sufficiently changed so that identifying a target and completing a business combination may be more likely than was previously the case. As a preliminary step to seeking such a business combination transaction, during the fiscal year ended September 30, 2022, the Company filed with the Commission all of its reports on Forms 10-K for the fiscal years ended September 30, 2016 through 2021, as well as all Forms 10-Q for the September 30, 2021 fiscal year and all Forms 10-Q for the fiscal year ended September 30, 2022 (“Filing Updates”).

On April 19, 2024, the Company consummated the previously announced merger of Renovo Resource Solutions, Inc., a Florida corporation (referred to herein as Renovo), with and into the Company with the Company as the surviving entity (referred to herein as the Merger).

Formed as a Florida corporation in 2014, Renovo was a privately held company that commenced operations in 2017 as a single scrap yard operation on a ten-acre site in Manatee County, Florida that was specifically engineered for Renovo’s business and includes a new constructed facility for its operations. Renovo also recently received rezoning approval to operate the site as a Construction and Demolition trash station (“C&D Site”).

Unless stated otherwise herein, all references to the Company’s business operations herein specifically refer the operations of Renovo prior to the Merger and the operations of the Company, as the survivor entity, after the Merger.

The principal executive offices of the Company are located at 822 62nd Circle East, Unit 105, Bradenton, Florida 34208, and our telephone number is (941) 487-3653. The Company does not have an internet address.

Business Operations

Prior to the Merger, Renovo operated a single scrap yard that was one of Manatee County's largest recycling centers. When it commenced operations, Renovo only purchased and resold a few thousand pounds of material each month. Through partnerships with local companies and community, Renovo was purchasing and selling approximately 1.5 million pounds of material each month by the time of the Merger.

Following the date of the closing of the Merger (the “Merger Closing Date”), the Company’s business now consists solely of acquiring salvage and reselling scrap metals processed and unprocessed ferrous and nonferrous metals from a variety of sources including, manufacturing and industrial plants, metal fabrication plants, electric utilities, machine shops, factories, refineries, demolition businesses, wrecking companies, contractors, and retail individuals. Ferrous metals are those containing significant quantities of iron or steel. Non-ferrous metals, which do not contain significant quantities of iron or steel include, without limitation, copper, brass, aluminum, bronze, lead, zinc, nickel, and alloys thereof; but do not include precious metals (such as gold, silver, and platinum).

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

The Company derives profit from aggregating more than 60 product types and reselling the materials to larger transfer and processing partners in the state of Florida. The Company has operated under the guidelines of selling “mixed” truckloads of material as soon as they are aggregated in an effort to abate any changes in commodity pricing that may affect its margins in a negative manner. This buy/sell formula has preserved margins in the past but also curtails the Company’s ability to ship directly to non-ferrous mills due to smaller volumes of like materials or Full Truck Load (“FTL”) volumes resulting in lower prices received for materials.

Although the Company does have the capacity and volume to achieve FTL loads required by non-ferrous mills, based on market price fluctuations, the Company has taken a more conservative approach to approach to protect its margins. Accordingly, the Company only ships less than a truckload (or “LTL”) of mixed commodities to go to multiple end users in an effort to mitigate any potential losses due to market fluctuations.

The Company conducts its operations on real property located at 3324 63rd Avenue East, Bradenton, Florida 34203 (the “Property”). This Property is owned by 6, LLC, a Florida limited liability company (“6 LLC”). 6 LLC is solely owned by the shareholders of Renovo prior to the Merger (such owners of 6 LLC referred to herein as “LLC Owners”). In connection with the closing of the Merger and as contemplated by the Merger agreement, as amended, Renovo entered into a Lease Agreement with 6 LLC (the “Lease”) immediately prior to the closing of the Merger, which Lease was assumed by the Company at the closing of the Merger. Furthermore, the Company also has entered into a Purchase Option Agreement with the LLC Owners (“Purchase Option Agreement”) pursuant to which the Company has the exclusive option, subject to certain conditions, in its sole discretion, exercisable at any time within five (5) years after the Merger Closing Date to acquire 6 LLC and, as a result thereof, the Property. See Item 2 of this Annual Report for further information regarding the Lease, the Property, and the Purchase Option Agreement.

The Company recently received approvals to build a C&D Site, as well as a transfer station for material recovery of mobile homes and recreational vehicles, industrial solid non-hazardous waste, plastics and cardboard. The final site plan has been reviewed by the appropriate agencies and found to be sufficiently in compliance with the Manatee County Land Development Code and Comprehensive Plan. Although the Company has taken the steps to have the C&D Site classified for such use and has actively taken steps to evaluate the construction of a C&D plant on the Property, the Company has not yet determined to proceed with the commencement of C&D plant operations. The ultimate determination of whether to proceed with operating a C&D plant will be dependent on a number of factors, including, without limitation, existing market conditions and the likelihood of profitable operation of a C&D plant. Such a designation would add value to the Property, but the Company will not operate a C&D plant unless and until it determines, if ever, that it would be a viable and profitable business venture for the Company with appropriate rates of investment return. Accordingly, there can be no assurance that the Company will operate on C&D Plan on the Property. The Manatee County approvals will expire after four (4) years from the original approval date (March 28, 2027) and are subject to the expiration date (April 7, 2025) of the Company’s Certificate of Level of Service, which is required by Manatee County. Prior to this expiration the Company may pursue building permits to build the C&D Site.

Under the laws of the state of Florida, and business regulations in Manatee County specifically, the Company is required to maintain a Secondary Metals Recycling License whereby all directors and managers of the company are required to pass background checks. The Company is required to maintain both digital and paper records of all transactions; including identification of materials, vehicles and persons selling materials for each individual transaction. Records are kept both onsite and cloud based to comply with regulations and daily reports are required to be filed with the local Sheriff's Office on all purchase transactions conducted.

The Company does not engage in the business of fabricating or otherwise converting raw materials into products or prepared grades of materials having an existing or potential economic value.

Source of Raw Materials

Our Company business relies on acquiring scrap metals for processing and re-sale. With the exception of precious metals, we accept almost all other types of scrap metal for processing at our facility. The Company obtains its scrap metals primarily from residents and businesses in Manatee County who wish to dispose of obsolete and industrial scrap, such as used radiators, automotive components (rotors, drums etc.), insulated aluminum and copper wires, electric motors, stainless steel, scrap iron, appliances, aluminum cans, batteries (lead acid), and e-scrap. No individual or entity accounts for more than 10% of the scrap metals that are purchased by the Company.

Customers

The Company sells both ferrous and nonferrous scrap metals (collectively referred to as "raw materials") to multiple off-take partners and typically bids the material for each shipment to several buyers, depending upon commodity, to ensure the best possible prices. Raw materials margin per ton is defined as the difference between the selling prices for processed and recycled ferrous and nonferrous scrap metals and the price paid to purchase obsolete and industrial scrap.

Distribution and Sales of Materials

The Company’s top two customers for our raw materials accounted for approximately 89% of the Company’s 2024 gross revenues and, in the aggregate, the Company sold raw materials to eight customers. As commodities are processed and packaged for delivery a packing slip is generated and sent out for bid. Based on final spot pricing bids a verbal/written price lock is achieved and the load ear marked for the buyer. Several factors are used, such as freight costs, box and pallet costs, price per pound and suppliers previous acceptance of material (without deductions) are used to determine course of action. Several buyers now offer free freight based on gross weights in order to obtain our volume. Determination of sales bids includes the calculations for shipping and payment processing times during the bidding process. Some buyers offer free pickup of materials from Manatee County at no cost to the Company and thus tend to dominate in the bidding process. Although the Company’s two largest customers accounted for a large portion of its gross revenues, the Company believes that the loss of either of these material customers or, for that matter, any customers would be easily replaceable and would likely not have a long-term adverse effect on the Company’s operations due to the bidding process associated with the sale of raw materials and the availability of other buyers. As of the date of this Report, the Company does not have a separate sales force and primarily has relied on the efforts of social media to generate sales.

Competition

The Company’s recycling operations compete with scrap metal processors and primary nonferrous metal producers located in the southern Tampa Bay, Florida market (including, without limitation, Hillsborough, Pinellas, and Manatee Counties). There currently are five scrap yards in the Company’s local market against which it primarily competes.

The Company offers competitive pricing and a clean facility which has attracted several commercial accounts (large volume) and peddler traffic who wish to avoid the traditional scrap yard look and feel. The Company provides differentiating value for its customers through its commitment to customer service under the guiding principles of “placing the customer at the core of all it does, staying committed to its employees, and giving back to its community. The Company currently considers its main competitors in the metal recycling sector to include Nucor (Trademark Metals), Suncoast Metals and Best Metals. The Company believes that its continued approach to cleanliness and customer service while offering a fair price will continue to see growth and sustainability.

Since commencing operations, the Company has continued to grow while it has observed that a number of competitors in Manatee County ceased operations. The majority of its competition is currently from yards in northern Sarasota County and Southern Hillsborough and Pinellas Counties. The Company believes that future large scale growth would potentially require the investment of capital expenditures to include a large ram baler and envirorack, which would increase its capability to receive and process automobiles and package commodities more efficiently to maximize loads to buyers. Each scrap yard tends to have specialties that attract customers for specific materials such as aluminum, copper or in the Company’s case, copper wire. The scrap yards business is very price competitive, but the older facilities tend to have operational deficiencies that often limit their capacity or ability to operate.

We believe that the Company’s competitive advantage is that it excels in efficient processing and its constant efforts to exceed customer expectations. Average wait times are under 7 minutes and it can easily handle 10-15 customers simultaneously. Positioned on just over 10 acres, it has the capacity and capability to handle any size delivery from small residential customers with only one pound of material to full loads of semi-tractor trailer trucks hauling in tons of scrap metals.

We also believe that the Company’s environmentally responsible operations differentiate it from its competitors. The Company affirmatively supports recycling of waste products and takes steps to prevent recyclable products provided to it from being dumped in landfills and ensuring that they are disposed of properly. Due to price changes in the global markets, the Company ceased the recycling of cardboard in 2020.

Government Regulation

Registration Requirements

The Company is considered a secondary metals recycler under Florida law and is required to register as such with the Florida Department of Revenue (the “Department”) under Sections 538.18 through 538.28 of the Florida Statutes, (the “SMR Statutes”). Applications for registration as a secondary metals recycler (“Application”):

•	may only be made by a corporation organized or qualified to do business in Florida or is a natural persons over the age of 18;

•	must identify all secondary metals recycling location owned by the applicant, each of which must be a fixed business address;

•	if a corporation, it must include the name and address of the corporation’s registered agent for service of process in Florida and obtain a certified copy of statement from the Secretary of State that the corporation is duly organized in or is duly qualified to do business in Florida; and

•	shall include for each corporate applicant, a full set of fingerprints from the management teams and owners, each of whom will be subject to a background check to confirm that they do not have any prior criminal activity that would preclude them from being registered as a secondary metals recycler.

Under the SMR Statutes, an Application may be denied, and previously approved registrations may be revoked, restricted, or suspended if, among other things, the applicant or the registrant, as the case may be:

•	has been convicted of violations of certain provisions of the SMR Statutes or have engaged in a fraudulent act in connection with any purchase or sale of regulated metals property; or

•	has been convicted of, or entered a plea of guilty or nolo contendere to, a felony committed by the secondary metals recycler against the laws of Florida or of the United States involving theft, larceny, dealing in stolen property, receiving stolen property, burglary, embezzlement, obtaining property by false pretenses, possession of altered property, or any felony drug offense or of knowingly and intentionally violating the SMR Statutes registration requirements.

A registered secondary metals recycler may engage in the business of purchasing, gathering, or obtaining ferrous or nonferrous metals that have served their original economic purpose or engage in the business of performing the manufacturing process by which ferrous metals or nonferrous metals are converted into raw material products consisting of prepared grades having an existing or potential economic value.

After registering with the Department, a secondary metals recycler must comply with other various SMR Statutes that regulate conduct of its ongoing business.

Public Notification of Registration

A secondary metals recycler is required to conspicuously display its registration certificate at the place of business set forth in the registration.

Books and Records Requirements

Detailed information relating to all purchase transactions must be maintained by secondary metals recycler and reported to the Florida Department of Law Enforcement (“FDLE”). In particular, a legible paper record of all purchase transactions must be maintained, together with legible electronic record of the transaction in the English language. These record keeping requirements include, amount other things:

•	Identification of the date and time of the transaction.

•	The weight, quantity, or volume, and a description of the type of regulated metals property purchased in a purchase transaction.

•	The amount of consideration given in a purchase transaction for the regulated metals property.

•	A signed statement from the person delivering the regulated metals property stating that she or he is the rightful owner of, or is entitled to sell, the regulated metals property being sold.

•	The distinctive number from the personal identification card of the person delivering the regulated metals property to the secondary metals recycler.

•	A description of the person from whom the regulated metals property was acquired, including their name, address, phone number, a description of the seller, including a right thumb print of the seller, and other visual data relating to the metals being sold and its seller.

An electronic record of a purchase transaction is required to be electronically transmitted to the appropriate law enforcement official no later than 10 a.m. of the business day following the date of the purchase transaction and must include certain of the specific information referenced above with respect to the purchase. Special requirements are imposed for purchases of a motor vehicle from a licensed salvage motor vehicle dealer. The Company does not engage in the purchase of motor vehicles.

The information required by these books and record requirements must be maintained for not less than 3 years from the date of the purchase transaction and must be able to be downloaded into paper form if requested by the FDLE.

Holding Period Requirements

If a law enforcement officer believes that certain items of regulated metals property in the possession of a secondary metals recycler have been stolen, the law enforcement officer may issue a hold notice to the secondary metals recycler. Upon receipt of a hold notice, the secondary metals recycler may not process or remove the items of regulated metals property identified in the notice, or any portion thereof, from its place of business for 15 calendar days, unless extended in accordance with the SMR Statutes or sooner released by a law enforcement officer.

Operating Restrictions

The SMR Statutes impose a variety of legal restrictions and imposes various prohibitions on the business activities of secondary metals recyclers, including, among other things:

•	cash transactions for regulated metals (which generally include non-ferrous metals other than beverage containers) are limited to $1,000 and up to $3,000 cash for Ferrous Metals (non-regulated or restricted), and purchases by a secondary metals recycler in excess of $1,000 must be made by check payable to the seller of the metal;

•	regulation of the hours of operations;

•	a requirement that all purchases by a secondary metals recycler to be conducted at a fixed location where the secondary metals recycler conducts business;

•	restrictions as to whom the secondary metals recycler may purchase metals from, including the manner of delivery by the seller; and

•	with respect to a statutory list of restricted regulated metals property, the seller must provide reasonable proof of ownership by the seller or the person or entity on behalf of whom they are acting as an agent.

Compliance with Governmental Regulations

Under the laws of the SMR Statutes and business regulations in Manatee County, the Company is a registered secondary metals recycler. The Company maintains both digital and paper records of all transactions that are kept both onsite and cloud based to comply with regulations and daily reports are required to be filed with the local Sheriff's Office on all purchase transactions conducted. In compliance with these legal requirements, the Company reports its daily transactions with the Manatee County Sheriff’s Office through software designated by the department and is subject to periodic on-site inspections by the department’s officers to ensure the Company’s compliance with the applicable purchase regulations.

The Company has developed internal controls and procedures over these processes. Currently, the Company submits law enforcement reporting though LeadsOnline and FinderPawn. The Company’s compliance software are semi-automated and are run daily before the 10 am requirement. Controls are in place within the Nexus Recycling software that can only be overridden by owners of the Company. This includes any value over $1,000 dollars, and any restricted material regardless of value. Daily opening routine requires all previous day’s transactions be printed and a review is done for completeness and any errors or omissions. Any check issued by a cashier over $500 is brought the General Manager for review prior to mailing or issuing to customer. The Company’s board of directors (the “Board of Directors”) has oversight with regard to risk management. The Company’s General Manager is responsible for monitoring the Company’s risk management systems and reporting an potential issues to the Board of Directors.

Environmental Law Compliance Matters

Compliance with and changes to various environmental requirements and environmental risks applicable to our industry may adversely affect our business, results of operations and financial condition. Under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund") and analogous Florida statutes, we may occasionally be required to cleanup or take remedial action with regard to (or pay for cleanup or remedial action with regard to our facilities. If the Company is found to have arranged for treatment or disposal of hazardous substances at the facility, the Company could be named as a potentially responsible party and responsible for both the costs of cleanup as well as for associated natural resource damages at such site. With respect to the sale of scrap metals, the Company contends that an arm's length sale of valuable scrap metal for use as a raw material in a manufacturing process that it does not control should not constitute "an arrangement for disposal or treatment of hazardous substances" as defined under federal law. Subject to the satisfaction of certain conditions, the Superfund Recycling Equity Act provides legitimate sellers of scrap metal for recycling with some relief from Superfund liability under federal law.

As of the date hereof, the Company has not been subject to any federal or state action alleging that it is subject to liability under these environmental laws.

Employees

As of the date of this Annual Report, the Company had 9 full time employees, of which 3 also are stockholders of the Company. The Company believes that its employees are its most important asset and are fundamental to its success. The Company recognizes that each employee brings a diverse background and a unique skill set, and has fostered a culture that challenges conventional thinking, promotes teamwork, requires accountability and rewards success.

Several of our officers are engaged in outside business activities and are employed on a full-time basis by certain affiliated and non-affiliated companies. In particular, each of our President and Chief Executive Officer, Secretary, and Chief Financial Officer maintain employment outside of the Company. For more information regarding these officer’s employment see the information contained in Part III Item 10 of this Form 10-K. Such officers divide their time among such entities and the specific amount of time that they devote to the Company often varies from week to week or even day to day, and therefore the specific amount of time that such officers devote to the Company cannot be ascertained with any level of certainty. In all cases however, such officers have committed to devoting the time required to fulfill their responsibilities to the Company on a timely basis.

ITEM 1A. RISK FACTORS

As a “Smaller Reporting Company”, the Company is not required to provide the information required by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a “Non-Accelerated Filer,” the Company is not required to provide the information required by this Item.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

In the ordinary course of business, the Company is subject to cybersecurity risks, which the Company manages as a component of its overall risk management strategy. The Company’s management recognizes the impact that cybersecurity threats could have on our business operations, our compliance with regulations and our reputation. The Company has created a cybersecurity monitoring and reporting framework which is uses to respond to any potential cybersecurity risks. As part of this framework, the Company utilizes a third party vendor to provide network security and assist with protection against cybersecurity risks through network assessments, monitoring, and related activities. The Company’s management continues to assess material risks from cybersecurity threats, its compliance policies, and its reporting framework in order to limit the risk posed by cybersecurity incidents.

Governance

The Board of Directors conducts informed oversight of the Company’s risk management process, including risks from cybersecurity threats. The Board of Directors is responsible for monitoring and assessing strategic risk exposure. The Company’s management is responsible for identifying any potential cybersecurity risks to the Board of Directors and monitoring compliance practices at the operational level.

While the Company believes it has adequate processes and technology in place to detect and respond to cybersecurity threats, the Company is continually at risk given an ever-changing cybersecurity landscape. Accordingly, the Company can provide no assurances that a future cyber-attack would not impact the Company's business in a material manner. At the effective date of this Annual Report, however, the Company is not aware of any current or past cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition.

ITEM 2. PROPERTIES

The Company’s principal executive offices are located at 822 62nd Street Circle East, Unit 105, Bradenton, Florida 34208 and is used on a rent-free basis, the office space and equipment of its Chief Financial Officer at no charge.

At the closing of the Merger, the Company assumed the Lease for the Property on which Renovo conducted its operations prior to the Merger Closing Date, and on which the Company now conducts its business. The Property, owned in fee simple by 6 LLC (an entity owned by the LLC Owners and controlled by certain of our officers and directors), consists of approximately 10 acres of which all site preparation has been completed for eventual building expansion to roughly 80% of site with the remaining 20% for retention, green space and drainage as required under local development and building codes.

The Company may consider eventual expansion of the Property to include permitting for offices, additional warehouse expansion, improvements to sound and security barriers and additional processing equipment operations.

Under the terms of the Lease, the Company is leasing the Property from 6 LLC for annual rent of $480,000 paid in twelve (12) monthly payments of $40,000, which is inclusive of electrical, water, sewer, and other utilities. The Lease has an initial term of two years, and may be extended for a period of up to five (5) additional years by the Company. The terms of the Lease include customary terms regarding alterations to the Property, maintenance by 6 LLC (for purposes of the Lease, 6 LLC shall be referred to as the “Landlord”), insurance, and indemnification and generally reflect terms that would be typically negotiated in an at arm’s-length transaction with modifications to the termination provisions of the Lease to limit 6 LLC’s ability to terminate the Lease in light of the Purchase Option Agreement. Further, the Lease limits 6 LLC’s ability to assign the Lease, while preserving the right of the Company to assign the Lease under certain circumstances.

During the term of the Lease, the Landlord will be required to maintain the structural elements of the Property, which include, certain walls, the roof of the building, structural support and the foundation of the building. The Company will be required to otherwise maintain and repair the Property as needed, including maintenance related to plumbing, heating or electrical. The Company will be permitted to make any non-structural alterations as desired to the Property and has the right to install any equipment on the Property, which equipment will remain the sole property of the Company.

The Company currently uses approximately 50% of the surface area of the Property and Management believes that the Property is suitable and adequate to satisfy the Company’s current operational needs.

Purchase Option Agreement

In connection with the closing of the Merger, the Company entered into the Purchase Option Agreement with the LLC Owners pursuant to which, the Company has the exclusive option (the “Purchase Option”), subject to certain conditions, in its sole discretion, exercisable at any time within five (5) years after the Merger Closing Date, to acquire 6 LLC (the “Future Acquisition”) at a purchase price (“Purchase Price”) equal to (i) the fair market value of 6 LLC, as determined in accordance with the terms of the Purchase Option Agreement (“Fair Market Value”) plus (ii) a premium equal to fifteen percent (15%) of the Fair Market Value. It is a condition to the exercise of the Purchase Option that the Company either repay the 6 LLC’s loan with Hancock Whitney Bank (the “6 LLC Bank Loan”) or negotiate the assumption of the 6 LLC Bank Loan by the Company at the closing of the Future Acquisition. Currently, the Company is a guarantor under the 6 LLC Bank Loan.

The Fair Market Value will be determined by an independent appraisal of the fair market value of the 6 LLC assets (or, upon a bona fide offer with a firm price made by an unaffiliated third party within 12 months of an exercise of the Purchase Option by the Company).

Under the terms of the Purchase Option Agreement, the Company has the option to structure the Future Acquisition in any of the following structures:

•	a purchase in cash by the Company or any wholly owned subsidiary of the Company of all of the outstanding equity interests of 6 LLC (“6 LLC Equity Interests”) from the owners of the 6 LLC Equity Interests, including, without limitation, all units of membership interest, directly from all of the LLC Owners (an “Equity Purchase”);

•	an exchange transaction by the Company or any wholly owned subsidiary of Company with the LLC Owners are (“Exchange Transfer”) whereby all of the outstanding 6 LLC Equity Interests will be exchanged for shares of the Company’s common stock (“SC Common Stock”) or a combination of cash and SC Common Stock;

•	engage in a merger transaction by and between the 6 LLC and the Company or any wholly owned subsidiary of the Company (with the surviving subsidiary entity to be determined by Company) whereby LLC Owners will receive their prorated share of the aggregate Purchase Price from the payment of the merger consideration, which merger consideration shall be payable in cash or shares of SC Common Stock, as determined by the Company (“Company Merger”); or

•	a purchase by the Company or any wholly owned subsidiary of the Company of all or substantially all of the assets of 6 LLC, which Purchase Price shall be payable in cash or shares of common stock, as determined by the Surviving Corporation (“Asset Acquisition”).

To the extent that any portion of the 6 LLC Bank Loan remains outstanding at the time of the Future Acquisition, either (i) the cash portion of the Purchase Price would be used to first payoff any such amount, or (ii) if the Company negotiates the assumption of the 6 LLC Bank Loan with the Hancock Whitney Bank (the “6 LLC Bank Loan Assumption”), the dollar amount of the outstanding 6 LLC Bank Loan so assumed shall be applied to the payment of the Purchase Price. In each case, remaining Purchase Price proceeds (“Remaining Proceeds”) would be paid to the 6 LLC debt holders and then to the LLC Owners or 6 LLC, depending on the structure of the transaction.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Price History. Currently there is no public trading market for our common stock and there is no longer an active symbol for our common stock. Our common stock is not and has not been traded on any stock exchange. Prior to June 12, 2024, our common stock was quoted from time to time by the OTC Markets Group, Inc. in their OTC Expert Market tier under the symbol “KSSH”. Trading in stocks quoted on these markets is often thin and is characterized by wide fluctuations in trading prices due to factors that have little to do with a company’s operations, or business, or prospects. Accordingly, there had been only been limited and sporadic trading of our common stock during the past two fiscal years and there is no assurance that an active trading market will ever develop in the future for our common stock.

Further, on April 18, 2024, pursuant to the terms of the Merger with Renovo, the Company effected a reverse stock split effected at a ratio of one-for-five hundred, meaning that each 500 shares of the Company’s common stock were converted into one share of the Company’s common stock (the “Reverse Stock Split”).

The following table sets forth high and low closing quotations for the quarters indicated prior to June 30, 2024 (after giving effect to the Reverse Stock Split). Only two trades were reported during the year ended September 30, 2024. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	High	Low
Year Ended September 30, 2024:
First Quarter (10/1/23 to 12/31/23)	$0.4	$0.05
Second Quarter (1/1/24 to 3/31/24)	$0.05	$0.05
Third Quarter (4/1/23 to 6/30/23)	$0.05	$0.05

Year Ended September 30, 2023:
First Quarter (10/1/22 to 12/31/22)	$0.15	$0.1
Second Quarter (1/1/23 to 3/31/23)	$0.15	$0. 0.15
Third Quarter (4/1/23 to 6/30/23)	$0.35	$0.2
Fourth Quarter (7/1/23 to 9/30/23)	$0.4	$0.4

The number of holders of record of our common stock on December 13, 2024 was approximately 75. On June 12, 2024, the last date our common stock was quoted on an active trading market, the last reported sale price of our common stock as quoted by the OTC Markets Group, Inc. in the OTC Expert Market tier was $0.05 per share after giving effect to the Reverse Stock Split and the last trade on our common stock was made on December 5, 2023.

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

Impact of Penny Stock Designation. Our common stock is designated as a “penny stock” under the Exchange Act, and the Commission has adopted rules which regulate broker-dealer practices in connection with transactions in “penny stocks” (Rules 15g-2 through l5g-6 of the Exchange Act, which are referred to as the “penny stock rules”). Penny stocks generally are any non-Nasdaq equity securities with a price of less than $5.00, subject to certain exceptions. The penny stock rules require a broker - dealer to: (a) deliver a standardized risk disclosure document established under the penny stock rules, (b) provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the customer’s account, (c) make a special written determination that the penny stock is a suitable investment for the purchaser, and (d) receive the purchaser’s written agreement to the transaction. These disclosure and other requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a stock that is subject to the penny stock rules. Since our common stock is subject to the penny stock rules, persons holding or receiving such shares may find it more difficult to sell their shares. The market liquidity for the shares could be severely and adversely affected by limiting the ability of broker-dealers to sell the shares and the ability of stockholders to sell their stock in any secondary market.

Restrictions on the Use of Rule 144 by Former Shell Companies.  Under Rule 144 promulgated by the Commission, stockholders generally may not use of Rule 144 for resale of securities issued by any shell companies (other than business combination related shell companies) or any issuer that has been at any time previously a shell company. The Commission, hover, has provided an exception to this prohibition under the following conditions  (“Trading Conditions”):

•	the issuer of the securities that was formerly a shell company has ceased to be a shell company;

•	the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act;

•	the issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Form 8-K reports; and

•	at least one year has elapsed from the time that the issuer has filed current “Form 10 Information” with the Commission reflecting its status as an entity that is not a shell company (which can be furnished on any other applicable form).

As a result of the consummation of the Merger, we ceased to be a shell company. On April 24, 2024, we filed a Form 8-K with the Commission containing the “Form 10 Information” referenced in the rule. Because the Trading Conditions will not be completely satisfied until one year has elapsed from the filing of the “Form 10 Information,” our existing stockholders will not be able to sell shares of our common stock pursuant to Rule 144 without registration before April 24, 2025.

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

Recent Sales of Unregistered Securities

On April 19, 2024, pursuant to the terms of the Merger with Renovo, all outstanding common shares of Renovo prior to the Merger (“Renovo Shares”) were exchanged for 600,000 newly-issued shares of our common stock (“Merger Shares”), after giving effect to Company’s Reverse Stock Split effected on April 18, 2024. This transaction was exempt from registration pursuant to Regulation D of the Securities Act. None of the shares were sold through an underwriter and accordingly, there are no discounts or commissions involved.

Accordingly, pursuant to the terms of the Merger and as a condition to the closing of the Merger, each owner of Renovo Shares (“Renovo Owners”) furnished the Company with an executed Investment Letter containing various representations and warranties relating to their investor status and agreeing to transfer restrictions applicable under applicable securities laws (“Investment Letter”), upon which the Company has relied in determining that the offer and sale of the Merger Shares to the Renovo Owners was exempt from the registration provisions of the Securities Act and all other applicable securities laws. Under the terms of the Investment Letter, each Renovo Owner acknowledged and agreed that Merger Shares received by them are restricted securities as that term is used under Regulation D and may not be sold or transferred unless subsequently registered under the Securities Act or transferred in a transaction exempt from such registration.

Because the Merger Shares issued to the Renovo Owners are subject to transfer restrictions applicable to both restricted securities and control securities under the Securities Act (as those terms are used in Rule 144 promulgated under the Securities Act), such shares may not be sold or transferred unless such shares are subsequently registered under the Securities Act or an exemption from registration is available.  In general, such exemptions are not available for shares issued by “shell companies” for a period of one-year following the termination of shell company status and filing of the “Form 10 information.”  As a result, pursuant to the terms of the Merger Agreement and as a condition to the closing of the Merger, the Company has entered into the Registration Rights Agreement (the “Registration Rights Agreement”) with each of the Renovo Owners whereby the Renovo Owners can request, under certain circumstances and conditions, that the Company register at the Company’s expense such Merger Shares under the Securities Act so that they may be resold by the Renovo Owners, subject to certain restrictions imposed on former shell companies by the Commission’s rules and regulations.

Transfer Agent

The transfer agent and registrar for our common shares is Manhattan Transfer Registrar Co., whose address is 38B Sheep Pasture Road, Port Jefferson, New York 11777 and whose telephone number is 631-928-7655.  Its website is www.mtrco.com.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the operating results and financial condition of the Company for the fiscal years ended September 30, 2024 and 2023.  The discussion and analysis set forth below is intended to assist you in understanding the financial condition and results of our operations and should be read in conjunction with our audited financial statements and the accompanying notes included elsewhere in this Form 10-K. Our results of operations and financial condition, as reflected in the accompanying statements and related notes, are subject to management’s evaluation and interpretations of business conditions, changing market conditions and other factors. Historical results and trends that might appear should not be taken as indicative of future operations. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of various factors, including those discussed elsewhere in this Form 10-K.

Overview

Explanatory Note

On April 19, 2024, the Company consummated the Merger of Renovo with and into the Company, with the Company as the legal surviving entity and Renovo as the accounting surviving entity. For purposes of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the historic results of the Company are those of Renovo as the accounting survivor of the Merger.

Operations

The Company derives its profits from aggregating more than 60 product types and reselling the materials to larger transfer and processing partners in the state of Florida. The Company has operated under the guidelines of selling “mixed” truckloads of material as soon as they are aggregated in an effort to abate any changes in commodity pricing that may affect its margins in a negative manner. This buy/sell formula has preserved margins in the past but also curtails The Company’s ability to ship directly to non-ferrous mills due to smaller volumes of like materials or Full Truck Load volumes resulting in lower prices received for materials.

On September 26, 2024, Hurricane Helene made landfall as a category 4 hurricane near Perry, Florida. Subsequently, on October 9, 2024, Hurricane Milton made landfall as a category 3 hurricane near Sarasota, Florida. Both Hurricane Helene and Hurricane Milton had a significant impact through wind damage and flooding on the area in which the Company conducts business. Following the impacts of Hurricanes Helene and Milton the Company experienced a significant influx of inventory available for purchase from the public at advantageous prices. In addition, certain of the Company’s competitors were temporarily unable to continue operations due to impacts from the hurricanes. In order to capitalize on this opportunity, the Company obtained temporary financing to make inventory purchases as is described below and in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Subsequent Events” of this Annual Report. The Company expects that the effects of Hurricanes Helene and Milton will subside during the first quarter of its next fiscal year, although some elevated inventory levels may remain available for purchase.

The Company does not engage in the business of fabricating or otherwise converting raw materials into products or prepared grades of materials having an existing or potential economic value.

Balance Sheet

At September 30, 2024 and September 30, 2023, the Company had total assets of $2,512,968 and $2,558,349, respectively, total liabilities of $2,624,603 and $1,770,794, respectively, and total stockholders’ equity (deficit) of $(111,635) and $787,555, respectively. The decrease of total assets of $45,381 from September 30, 2023 to September 30, 2024 was due primarily to a decrease in cash and related party advances. The increase of total liabilities of $853,809 from September 30, 2023 to September 30, 2024 was due primarily to an increase in related party loans.

Results of Operations

Comparison of Years Ended September 30, 2024 and 2023

Revenues. For the year ended September 30, 2024 and 2023, the Company had total revenues of $3,440,101 and $2,604,696, respectively, and gross profits of $1,514,251 and $1,178,132, respectively. The primary driver of the Company’s revenues are steel prices and the prices of other metal commodities. When metal prices are higher, revenues increase assuming that volume is stable. The Company is primarily impacted by the price of steel, with the price of copper and the price of other metals also significantly contributing to the Company’s revenues and profits. The Company’s volume of sales increased in the year ended September 30, 2024 when compared to the year ended September 30, 2023 primarily due to decreases in commodity prices combined with stable material volume as well as an increase in the amount of aluminum, which has a higher price point than other raw materials sold by the Company.

Cost of goods sold for the year ended September 30, 2024 and 2023 were $1,925,850 and $1,426,564, respectively, resulting in a gross margin of 44% and 45%, respectively. Cost of goods sold consists primary of costs associated with purchasing salvage and scrap metal and increases as prices for these commodities fluctuate. The increase in cost of goods sold for the year ended September 30, 2024 when compared to the year ended September 30, 2023 was primarily due to the corresponding increase in revenues.

Operating Expenses. Renovo’s operating expenses increased from $771,929 for the year ended September 30, 2023 to $1,474,370 for the year ended September 30, 2024 due primarily to an increase in insurance and professional fees. A substantial portion of the professional fees in 2024 and 2023 were the result of the Merger and integration of Renovo operations with the Company.

Other Expenses. Other expenses increased from $46,237 for the year ended September 30, 2023 to $68,865 for the year ended September 30, 2024 primarily due an increase in interest expense during the year ended September 30, 2024, in the amount of $11,647 and a decrease of interest income of $10,981.

Net Income (Loss)

We had a net loss of $21,752 for the year ended September 30, 2024 compared to net income of $270,155 for the year ended September 30, 2023. The increase in net loss was directly attributable to the payment of additional professional fees incurred in connection with the Merger incurred during the current fiscal year.

Liquidity and Capital Resources

As of September 30, 2024, we had limited available cash resources and we had a working capital deficit of $601,955. Our current liabilities were $2,427,235 at September 30, 2024 and $1,770,794 at September 30, 2023. We had no material commitments for capital expenditures as of September 30, 2024 and 2023.

The Company’s principal sources of funds are funds generated by its operations, as well as amounts received from affiliated loans.  Such affiliated loans include both those entered into by the Company prior to the Merger and those entered into by Renovo prior to the Merger. In order to service or retire such loans and to exercise the Purchase Option, the Company is evaluating possible equity financings. However, the Company has not determined whether to pursue an equity financing at this time and there is no assurance that an equity financing will be attempted by the Company, or, in the event that the Company does pursue an equity financing, that such financing would be successful or on terms reasonably satisfactory to the Company.

Affiliated loans made to Renovo prior to the Merger consists of loans made to Renovo by James K. Toomey, Lori M. Toomey, and Kristen Toomey, and their affiliated entities, including Conch and Shell Holdings, Inc., AMI Holdings, Inc., and Passing Through, LLC.  Affiliated loans made to the Company prior to the Merger consists of loans made to the Company by James K. Toomey. Several of these loans are convertible at the option of Mr. Toomey into shares of the Company’s common stock.

Each such affiliated loan made by one or more of James K. Toomey, Lori M. Toomey, and Kristen Toomey, and their affiliated entities, including Conch and Shell Holdings, Inc., AMI Holdings, Inc., and Passing Through, LLC (collectively referred to herein as the “Toomey Debtholders”) to the Company or Renovo prior to the Merger is referred to herein as an “Affiliate Loan” and collectively, such loans, “Company Affiliate Debt”.

The Company Affiliate Debt which was assumed by the Company from Renovo in connection with the Merger, including the Company Security (as defined below), is subordinated to the 6 LLC Bank Loan and secured by all of the assets of the Company and is secured by all of the assets of 6 LLC (the “6 LLC Security”).  In addition, 6 LLC’s primary source of funds included loans made to 6 LLC by the Toomey Debtholders and their affiliated entities (such loans collectively comprise the “6 LLC Affiliate Debt”). The 6 LLC Affiliate Debt, including the 6 LLC Security, is subordinated to the 6 LLC Bank Loan. The 6 LLC Affiliate Debt is secured by all of the assets of 6 LLC, and certain of the 6 LLC Affiliate Debt is secured by the assets of the Company (the “Company Security”). As of September 30, 2024 the aggregate principal amount of the Company Security was approximately $1,913,270 and the accrued interest thereon was approximately $934,609.

Set forth below is the outstanding Company Affiliate Debt as of the September 30, 2024.

Affiliate Lender	Date of Original Loan	Principal Amount Borrowed	Annual Interest Rate	Accrued Interest	Maturity Date

James Toomey(1)	December 7, 2015	$20,000	3.50%	$6,078	Convertible(2)
James Toomey(1)	March 3, 2016	$20,000	3.50%	$5,822	Convertible(2)
Passing Through, LLC (Toomey family trust/estate)	July 1, 2016	$600,000	5.00%	$253,340	December 31, 2024
James Toomey(1)	July 11, 2016	$30,000	3.50%	$8,365	Convertible(2)
James Toomey(1)	September 19, 2016	$20,000	3.50%	$5,438	Convertible(2)
Conch and Shell Holdings, Inc.(extended Toomey family)	November 20, 2018	$250,000	8.00%	$10,000	December 31, 2024
James, Lori and Kristen Toomey	November 20, 2018	$365,000	5.00%	$8,134	December 31, 2024
James Toomey(1)	February 1, 2021	$130,000	2.00%	$9,017	December 31, 2024
James Toomey(1)	March 7, 2022	$50,000	2.00%	$2,304	December 31, 2024

(1)	These notes were entered into by the Company prior to the Merger (and not assumed from Renovo in connection with the Merger) and therefore are not subordinated to the 6 LLC Bank Loan.
(2)	The outstanding principal and accrued interest balance of the convertible notes is convertible into the Company’s shares of common stock at the conversion price of $500.00 per share.

Set forth below is the outstanding 6 LLC Affiliate Debt subject to the Company Security as of September 30, 2024.

Affiliate Lender	Principal Amount Outstanding
James K. Toomey	$100,000
Lori Toomey	$300,000
Lori Toomey	$500,000
James and Lori Toomey	$50,000
Passing Through, LLC	$189,545
Passing Through, LLC	$100,000
Passing Through, LLC	$100,000
Conch and Shell Holdings, Inc.	$100,000
Conch and Shell Holdings, Inc.	$248,725
Lori Toomey, Conch and Shell Holdings, Inc., and AMI Holdings, Inc.	$225,000

Both the 6 LLC Affiliate Debt (and the Company Security thereof) and the Company Affiliate Debt (and the 6 LLC Security thereof) are subordinated to the 6 LLC Bank Loan which has a senior secured security interest in all of the assets of the Company and 6 LLC. Although the 6 LLC Bank Loan is by and between Hancock Whitney Bank and 6 LLC, all of the assets of the Company and all of the assets of 6 LLC, including the property on which the Company conducts business, are used to secure the 6 LLC Bank Loan.  As a result, Lori Toomey (a director of the Company) has pledged her personal trust as additional collateral as security for the 6 LLC Bank Loan and she is required to maintain $1 million of liquid assets in her trust.

The outstanding amount owed under the 6 LLC Bank Loan as of September 30, 2024 was approximately $1,719,961.  Interest accrues on the 6 LLC Bank Loan at an annual rate of 6.735% and it matures on November 13, 2025.  The 6 LLC Bank Loan has been on a year-to-year basis since 2019 and the parties historically have extended the 6 LLC Bank Loan and have entered into new loan agreements each year.  However, there is no agreement to extend the 6 LLC Bank Loan each year and, as a result, there is a risk that the 6 LLC Bank Loan will not be extended beyond the current maturity date and, if it is extended, that the terms of such 6 LLC Bank Loan may be on terms more disadvantageous as those currently in place (i.e., higher interest rates to reflect current market conditions).  In the event that the 6 LLC Bank Loan is not extended or is otherwise terminated prematurely, and 6 LLC is unable to pay the outstanding balance of the 6 LLC Bank Loan, the Company may be required fulfil its obligations as a guarantor of the 6 LLC Bank Loan and repay the remaining outstanding balance of the 6 LLC Bank Loan, which may require the Company to sell its assets, seek equity investments, or replacement debt in order to raise sufficient capital.  There is no assurance that the Company will be able to secure the necessary financing or funds to repay the 6 LLC Bank Loan or obtain such funds on favorable terms.  If the Company is required to fulfil its obligations as a guarantor and is unable to secure the funds necessary to repay the 6 LLC Bank Loan, it may be difficult for us to continue our operations and if we do secure such funds, the terms thereof may be disadvantageous and have a significant negative impact on the Company’s financial position.

Subsequent Events

Following Hurricanes Helene on September 26, 2024 and Milton on October 9, 2024, the Company had an opportunity to purchase additional inventory from the public at advantageous prices. In order to obtain sufficient cash in order to fully take advantage of this opportunity, which was expected to be available for only for a relatively short period of time, the Company entered into a credit agreement with Conch and Shell Holdings, Inc., a Florida corporation (“CAS”), with a line of credit in the aggregate amount of $200,000 (the “CAS Credit Agreement”) and a credit agreement with 6 LLC, a Florida limited liability company (“6 LLC”), with a line of credit in the aggregate amount of $100,000 (the “6 LLC Credit Agreement” and together with the CAS Credit Agreement, the “Credit Agreements”).

James K. Toomey and Lori M. Toomey, directors of the Company (together the “Toomey Directors”) own shares in CAS.  The Renovo Owners who received Merger Shares in connection with the Merger, which includes, among others, Randall M. Moritz, director, Keri A. Moritz, director, and the Toomey Directors, also are controlling equity holders of 6 LLC.

On October 21, 2024, the Company drew $100,000 of the $200,000 available under the CAS Agreement and on October 22, 2024, the Company drew the remaining $100,000 available under the CAS Agreement. On October 23, 2024 the Company drew $100,000 (the full amount available) under the 6 LLC Credit Agreement. Amounts drawn under the Credit Agreements was used to purchase additional inventory created by Hurricane Milton.

The CAS Credit Agreement does not bear any interest expense, but rather provides for a flat fee payment of $500 to CAS, regardless of the amount drawn under such agreement. The CAS Credit Agreement matures on December 20, 2024 and must be repaid in full on that date.  Amounts due under the CAS Credit Agreement may be accelerated and be due and payable at CAS’ option immediately upon any incurrence of additional indebtedness or the occurrence of any merger, consolidation, sale of assets, and other customary events of default as set forth in the CAS Credit Agreement.  If any Event of Default (as defined in the CAS Credit Agreement) exists and is continuing, amounts borrowed pursuant to the CAS Credit Agreement will then bear interest at a rate of 10% per annum.

The 6 LLC Credit Agreement also does not bear any interest expense, but rather provides for a flat fee payment of $250 to 6 LLC, regardless of the amount drawn under such agreement. The 6 LLC Credit Agreement matures on December 20, 2024, and must be repaid in full on that date.  Amounts due under the 6 LLC Credit Agreement may be accelerated and be due and payable at 6 LLC’s option immediately upon any incurrence of additional indebtedness or the occurrence of any merger, consolidation, sale of assets, and other customary events of default as set forth in the 6 LLC Credit Agreement.  If any Event of Default (as defined in the 6 LLC Credit Agreement) exists and is continuing, amounts borrowed pursuant to the 6 LLC Credit Agreement will then bear interest at a rate of 10% per annum.

Under the terms of both the CAS Credit Agreement the 6 LLC Agreement, the Company must first draw down all funds available under the CAS Agreement before any amounts may be drawn under the 6 LLC Credit Agreement.

On December 16, 2024, the Company repaid all amounts due pursuant to the CAS Credit Agreement and the 6 LLC Credit Agreement.

On December 31, 2024, the Company extended the maturity dates of the non-convertible portions of the Company Affiliate Debt to December 31, 2025. For more information regarding the extension of the Company Affiliate Debt see the information described in Part III, Item 13 – Certain Relationships and Related Transactions - Toomey Debtholder Loans to the Company Prior to the Merger – Promissory Notes and Part III, Item 13 – Certain Relationships and Related Transactions – Renovo Affiliated Debt.

On December 31, 2024, 6 LLC extended the maturity dates of the 6 LLC Affiliate Debt to December 31, 2025.  For more information regarding the extension of the 6 LLC Affiliate Debt see the information described in Part III, Item 13 – Certain Relationships and Related Transactions – 6 LLC Affiliated Debt.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which requires management to make certain estimates and assumptions and apply judgments.

In its report dated January 13, 2025, our auditors, Astra Audit & Advisory LLC., expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. As reflected in the Company’s consolidated financial statements, the Company has an accumulated deficit of $111,719 as of September 30, 2024. The Company has a working capital deficiency of $601,955 at September 30, 2024 that is insufficient in management’s view to sustain current levels of operations for a reasonable period without additional financing. These trends and conditions continue to raise substantial doubt surrounding the Company’s ability to continue as a going concern for a reasonable period. Ultimately, the Company’s ability to continue as a going concern is dependent upon management’s ability to continue to curtail current operating expense and obtain additional financing to augment working capital requirements and support acquisition plans. There can be no assurance that management will be successful in achieving these objectives or obtain financing under terms and conditions that are suitable.

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

New Accounting Pronouncements

For a description of recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our financial statements, see “Note 13: Recent Accounting Pronouncements” in Part II, Item 8 of this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “Smaller Reporting Company”, the Company is not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Kingfish Holding Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kingfish Holding Corporation (the “Company”) as of September 30, 2024 and 2023, the related consolidated statements of operations, changes in stockholders’ (deficit) equity and cash flows for each of the years in the two-year period ended September 30, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024 and 2023 and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company has negative working capital and has sustained operating losses since inception.  These factors, and the need for additional financing in order for the Company to meet its business plans raises substantial doubt about the Company’s ability to continue as a going concern. Our opinion is not modified with respect to that matter.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Reverse Merger and Reverse Recapitalization

As described in Note 4 to the Company’s consolidated financial statements, Kingfish Holding Corporation completed the merger with Renovo Resource Solutions, Inc. on April 19, 2024. On the Closing Date, Renovo Resource Solutions, Inc. was merged with and into Kingfish Holding Corporation with Kingfish Holding Corporation as the surviving legal entity.

We identified the Company’s application of the accounting for the reverse merger transaction as a critical audit matter.  The principal considerations for our determination of this critical audit matter related to the high degree of subjectivity in the Company’s judgments in determining the qualitative factors.  Auditing these judgments and assumptions by the Company involves auditor judgment due to the nature and extent of audit evidence and effort required to address these matters.

The primary procedures we performed to address these critical audit matters included the following:

-	We obtained the merger agreements and performed the following procedures:

-	Reviewed agreements for all relevant terms.

-	Tested management’s identification and accounting treatment of agreement terms.

-	Recalculated recapitalization amounts included the Company’s Consolidated Statements of Changes in Stockholders’ (Deficit) Equity.

-	Agreed the number of shares prior to and as of the close of the transaction to the Company’s Certified Shareholder Listings as of those respective dates.

-

Performed related audit procedures around the balances of Kingfish Holding Corporation as of the date of the transaction. Kingfish Holding Corporation’s financial activity was brought over as of the date of the transaction, while the historical financial activity of Renovo Resource Solutions, Inc. was presented on the Company’s consolidated financial statements.

We have served as the Company’s auditor since 2024.

Tampa, Florida

January 13, 2025

KINGFISH HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2024	September 30, 2023
ASSETS

Current assets
Cash and cash equivalents	$425,706	$821,770
Accounts receivable, net	73,543	-
Loan to related party	-	200,000
Inventory, net	195,977	177,149
Deferred income tax asset	120,474	113,243
Total current assets	815,700	1,312,162

Right of use asset, net	645,139	-
Property and equipment, net	41,589	50,952
Due from related party	1,009,580	1,194,275
Other assets	960	960
Total assets	$2,512,968	$2,558,349

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities:
Accounts payable	$126,212	$13,036
Accrued interest payable	321,137	440,843
Convertible notes payable to related party	90,000	-
Taxes payable	64,444	117,519
Lease liability - current	447,771	-
Total current liabilities	1,049,564	571,398

Long term liabilities:
Related party loans	1,377,671	1,199,396
Lease liability	197,368	-
Total liabilities	2,624,603	1,770,794

Commitments and contingencies (Note 13)

Stockholders' (deficit) equity :
Preferred stock, par $0.0001, 2,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, par $0.0001, 20,000,000 shares authorized, 837,962 and 600,000 shares issued and outstanding as of September 30, 2024 and 2023, respectively	84	60
Paid-in capital	-	-
(Accumulated deficit) retained earnings	(111,719)	787,495
Total stockholders' (deficit) equity	(111,635)	787,555
Total liabilities and stockholders' (deficit) equity	$2,512,968	$2,558,349

The accompanying notes are an integral part of the consolidated financial statements

KINGFISH HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	September 30,
	2024	2023

Revenues:
Sales	$3,440,101	$2,604,696
Cost of goods sold	1,925,850	1,426,564

Gross profit	1,514,251	1,178,132

Operating expenses:
Professional fees	352,192	110,335
Rent expense	480,000	-
General and administrative	239,476	337,406
Payroll expense	402,702	324,188
Total operating expenses	1,474,370	771,929

Income from operations	39,881	406,203

Other income (expense):
Interest income	-	10,981
Interest expense	(68,865)	(57,218)
Total other expense	(68,865)	(46,237)

Net (loss) income before income taxes	(28,984)	359,966

Provision for income taxes	(7,232)	89,811

Net (loss) income	$(21,752)	$270,155

Basic and diluted earnings per share on net (loss) income
Basic	$(0.03)	$0.45
Diluted	$(0.03)	$0.39

Weighted average shares outstanding
Basic	707,332	600,000
Diluted	707,332	600,180

The accompanying notes are an integral part of the consolidated financial statements

KINGFISH HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 2024 AND 2023

				Retained
	Common Stock			Earnings
		Par	Paid In	(Accumulated
	Shares	$0.0001	Capital	Deficit)	Total
Balance - September 30, 2022 (retroactively restated to effect recapitalization)	600,000	$60	$-	$517,340	$517,400

Net income	-	-	-	270,155	270,155

Balance - September 30, 2023	600,000	60	-	787,495	787,555

Effects of recapitalization	237,972	24	-	(877,462)	(877,438)

Net loss	-	-	-	(21,752)	(21,752)

Balance - September 30, 2024	837,962	$84	$-	$(111,719)	$(111,635)

The accompanying notes are an integral part of the consolidated financial statements

KINGFISH HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	September 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(21,752)	$270,155
Adjustment to reconcile net (loss) income to net cash provided by operating activities:
Depreciation expense	9,363	7,300
Changes in operating assets and liabilities:
Accounts receivable, net	(73,543)	-
Inventory, net	(18,827)	44,709
Deferred tax asset	(7,231)	(22,287)
Accounts payable	113,176	12,276
Accrued interest payable	(119,706)	76,290
Taxes payable	(53,075)	273,742
Net change in operating activities	(171,595)	662,635

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	7,671
Reverse acquisition	(587,439)	-
Net change in investing activities	(587,439)	7,671

CASH FLOWS FROM FINANCING ACTIVITIES
Related party loans and advances, net	362,970	(795,351)
Net change in financing activities	362,970	(795,351)

Net Decrease in Cash	(396,064)	(125,045)

Cash - Beginning of the Period	821,770	946,815

Cash - End of the Period	$425,706	$821,770

Supplemental Disclosures of Cash Flows
Cash paid for interest	$225,712	$-
Cash paid for income taxes	$9,588	$178,028

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Right-of-use asset	$890,318	$-

The accompanying notes are an integral part of the consolidated financial statements

KINGFISH HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024 and 2023

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

2. Summary of Significant Accounting Policies:

Basis of consolidation:

The accompanying consolidated financial statements, which include the accounts of the Company and Renovo Resource Solutions, Inc. (“Renovo”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the years ended September 30, 2024 and 2023. The consolidated financial statements have been prepared using the accrual basis of accounting in accordance with GAAP and presented in US dollars. The fiscal year end is September 30.

Reclassification:

Certain minor reclassifications have been made to the consolidated comparative financial statements to conform to the classifications used in the current period. These reclassifications did not have a material impact on the Company’s previously reported financial statements.

Use of estimates:

The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Cash:

Cash is maintained at a financial institution and, at times, the balance may exceed federally insured limits. The Company has never experienced any losses related to the balance. Currently, the FDIC provides insurance coverage up to $250,000 per depositor at each financial institution and, at times, the Company’s cash balance may exceed the covered limits. The amount in excess of FDIC limits at September 30, 2024 and 2023 was $65,630 and $472,346, respectively.

For purpose of the consolidated statements of cash flows, the Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash.

Inventories:

Inventories are stated at the lower of cost or market. Cost, which includes raw materials is determined on a first-in, first-out basis. On a monthly basis, the Company analyzes its inventory levels and reserve for inventory that is expected to expire prior to being sold, inventory that has a cost basis in excess of its expected net realizable value, inventory in excess of expected net realizable value, inventory in excess of expected sales requirements, or inventory that fails to meet commercial sale specifications. Expired inventory is disposed of and the related costs are written off to inventory obsolescence.

Accounts Receivable and Credit Losses

Accounts receivable is stated at net realizable value. The Company estimates and record a provision for expected credit losses related to its financial instruments, including its trade receivables. The Company considers historical collection rates, the current financial status of its customers, macroeconomic factors, and other industry-specific factors when evaluating for current expected credit losses. Forward-looking information is also considered in the evaluation of current expected credit losses. However, because of the short time to the expected receipt of accounts receivable, the Company believes that the carrying value, net of expected losses, approximates fair value and therefore, the Company relies more on historical and current analysis of such financial instruments, including its trade receivables.

Further, the Company considers macroeconomic factors and the status of the technology industry to estimate if there are current expected credit losses within its trade receivables based on the trends and its expectation of the future status of such economic and industry-specific factors. Also, specific allowance amounts are established based on review of outstanding invoices to record the appropriate provision for customers that have a higher probability of default.

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

Revenue Recognition:

The Company recognizes revenues in accordance with Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers,” and all related interpretations for recognition of its revenue from services. Revenue is recognized when the following criteria are met:

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

Operating leases right-of use (“ROU”) assets represents the right to use the leased assets for the lease term and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is presented on the consolidated statements of operations.

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

At September 30, 2024 and 2023, convertible notes payable to related party of $90,000 can potentially convert into 180 shares of Common Stock. For the year ended September 30, 2024, the Company had a net loss. As a result, these shares have been excluded from the diluted net loss per share calculations for the year ended September 30, 2024 because the effect of including them would be anti-dilutive. For the year ended September 30, 2023, the Company had net income. As such, the shares have been included in the diluted net income per share for the year ended September 30, 2023

3. Going Concern

As reflected in the Company’s consolidated financial statements, the Company has an accumulated deficit of $111,719 as of September 30, 2024. The Company has a working capital deficiency of $233,864 at September 30, 2024 that is insufficient in management’s view to sustain current levels of operations for a reasonable period without additional financing. These trends and conditions continue to raise substantial doubt surrounding the Company’s ability to continue as a going concern for a reasonable period. Ultimately, the Company’s ability to continue as a going concern is dependent upon management’s ability to continue to curtail current operating expense and obtain additional financing to augment working capital requirements and support acquisition plans. There can be no assurance that management will be successful in achieving these objectives or obtain financing under terms and conditions that are suitable. The accompanying consolidated financial statements do not include any adjustments associated with these uncertainties.

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

The Company analyzed the acquisition under applicable guidance and determined that the acquisition should be accounted for as entities under common control. In ASC 805, control has the same meaning as controlling financial interest. A “controlling financial interest” is generally defined as ownership of a majority voting interest by one entity, directly or indirectly, of more than 50% of the outstanding voting shares of another entity. It was determined that James K. Toomey had a controlling interest in both Kingfish and Renovo. As a result the transaction has been accounted for as a reverse recapitalization with Renovo as the accounting acquirer and Kingfish as the accounting acquiree. The financial reporting will reflect the accounting from the perspective of Renovo, except for the legal capital, which have been retroactively adjusted to reflect the capital of Kingfish in accordance with ASC 805-40-45-1. The cost of the acquisition, which represents the consideration transferred to Kingfish’s stockholders in the Merger, was calculated based on the fair value of common stock of the combined company that Kingfish stockholders own as of the closing of the Merger on April 19, 2024.

The merger transaction is considered to be a capital transaction of the legal acquiree and is equivalent to the issuance of shares by the private entity for the net monetary assets of the public shell corporation accompanied by a recapitalization.

The number of shares of Common Stock issued immediately following the consummation of the Reverse Recapitalization were as follows:

Number of
shares
Common Stock outstanding at April 19, 2024 prior to Merger	237,972
Common stock issuable to Renovo Owners	600,000
Total shares of Common Stock as of close of Reverse Recapitalization	837,962

Pro Forma Disclosures

The following unaudited pro forma financial results reflects the historical operating results of the Company, including the unaudited pro forma results of Renovo for the years ended September 30, 2024 and 2023, respectively, as if the Merger had occurred as of October 1, 2022. The pro forma financial information set forth below reflects adjustments to the historical data of the Company to give effect to the Merger and the related equity issuances as if each had occurred on October 1, 2022. The pro forma information presented below does not purport to represent what the actual results of operations would have been for the periods indicated, nor does it purport to represent the Company’s future results of operations. The following tables summarize on an unaudited pro forma basis the Company’s results of operations for the years ended September 30, 2024 and 2023:

	For the years ended
	September 30,
	2024	2023
Net revenue	$3,440,101	$2,604,696
Net (loss) income	$(119,671)	$174,377
Net (loss) income per share- basic	$(0.17)	$0.29
Weighted average number of shares of common stock outstanding- basic	707,332	600,000
Net (loss) income per share- diluted	$(0.17)	$0.25
Weighted average number of shares of common stock outstanding- diluted	707,332	690,000

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

Operating lease right-of-use asset and liability are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value is the incremental borrowing rate, estimated to be 8%, as the interest rate implicit in most of the Company’s leases is not readily determinable. Operating lease expense is recognized on a straight-line basis over the lease term. Since the common area maintenance expenses are expenses that do not depend on an index or rate, they are excluded from the measurement of the lease liability and recognized in general and administrative expenses on the consolidated statements of operations. During the years ended September 30, 2024 and 2023, the Company recorded $480,000 and $0, in rent expense, respectively, related to this lease.

Right-of-use asset is summarized below:

	September 30, 2024	September 30, 2023
Office lease	$890,318	$-
Less: accumulated amortization	(245,179)	-
Right-of-use asset, net	$645,139	$-

Operating lease liability is summarized below:

	September 30, 2024	September 30, 2023
Office lease	$645,139	$-
Less: current portion	(447,771)	-
Long term portion	$197,368	$-

Maturity of the lease liability is as follows:

September 30, 2024
Year ending September 30, 2025	$480,000
Year ending September 30, 2026	200,000
Total future minimum lease payments	680,000
Less: imputed interest	(34,861)
Present value of payments	$645,139

6. Receivables and Loans from Related Parties:

The Company has paid operational expenses and debt on behalf of 6 LLC, a related party who holds the real estate on which the business operates. As of September 30, 2024 and September 30, 2023, the total paid on behalf of 6 LLC and payable to the Company is $1,009,580 and $1,194,275, respectively. These advances bear no interest, are uncollateralized and have no specific due date.

Prior to the merger, KSSH had a loan of $200,000 to Renovo. This loan was outstanding as of September 30, 2023. The loan was forgiven in the merger.

The above transactions and amounts are not necessarily what third parties would have agreed to.

7. Inventory:

The composition of the Company inventories at September 30, 2024 and 2023 are as follows:

	September 30, 2024	September 30, 2023

Raw Materials	$195,977	$177,149
Inventories, at cost	$195,977	$177,149

8. Property and Equipment:

Property and equipment consisted of the following at September 30, 2024 and 2023:

	September 30, 2024	September 30, 2023
Leasehold improvements	$7,826	$7,826
Software	19,637	19,637
Furniture and equipment	675,614	675,614
	703,077	703,077
Less: Accumulated depreciation	(661,488)	(652,125)
Total	$41,589	$50,952

During the years ended September 30, 2024 and 2023, the Company recorded $9,363 and $7,300 of depreciation expense, respectively.

9. Related Party Loans:

Related party loans (the “Related Party Loans”) consisted of the following at September 30, 2024 and 2023:

	September 30, 2024	September 30, 2023
Passing Through, LLC	$581,249	$581,249
Conch and Shell Holdings, Inc.	248,275	250,000
J. Toomey and L. Toomey	333,147	333,147
K. Toomey	35,000	35,000
J. Toomey	180,000	-
Total	$1,377,671	$1,199,396

The Company entered into a note with Passing Through, LLC, for $600,000 effective July 1, 2016. The note bears interest, commencing on the date of the loan, at an initial rate of 5% per annum. The maturity date of the note will accelerate and be due and payable immediately upon any change of control, merger, or other business combination (as defined in the note). If the maturity date is extended for any reason whatsoever (including in connection with an acceleration event), the note will bear interest at a rate of 5% per annum, commencing on the date of any such extension. On October 28, 2022, the note was modified and the maturity date was extended to December 31, 2023. On December 31, 2023, the note was extended to December 31, 2024. On December 31, 2024, the note was extended to December 31, 2025. During the years ended September 30, 2024 and 2023, the Company recorded $29,122 and $28,704 in accrued interest. As of September 30, 2024 and 2023, the balance of accrued interest was $253,759 and $224,636, respectively.

The Company entered into a note with Conch And Shell Holdings, Inc, for $250,000 effective November 20, 2018. The note bears interest, commencing on the date of the loan, at an initial rate of 8% per annum. The maturity date of the note will accelerate and be due and payable immediately upon any change of control, merger, or other business combination (as defined in the note). If the maturity date is extended for any reason whatsoever (including in connection with an acceleration event), the note will bear interest at a rate of 8% per annum, commencing on the date of any such extension. On October 28, 2022, the note was modified and the maturity date was extended to December 31, 2023. Interest as of December 31, 2023 in the amount of $121,666 was paid during December 2023. On December 31, 2023, the note was extended to December 31, 2024. On December 31, 2024, the note was extended to December 31, 2025. During the years ended September 30, 2024 and 2023, the Company recorded $19,902 and $15,000 in accrued interest, respectively. As of September 30, 2024 and 2023, the balance of accrued interest was $14,903 and $116,667, respectively.

The Company entered into a note with K. Toomey, directors, for $35,000 effective November 18, 2018. The note bears interest, commencing on the date of the loan, at an initial rate of 5% per annum. The maturity date of the note will accelerate and be due and payable immediately upon any change of control, merger, or other business combination (as defined in the note). If the maturity date is extended for any reason whatsoever (including in connection with an acceleration event), the note will bear interest at a rate of 5% per annum, commencing on the date of any such extension. On October 28, 2022, the note was modified and the maturity date was extended to December 31, 2023. Interest as of December 31, 2023 in the amount of $103,045 was paid during December 2023. On December 31, 2023, the note was extended to December 31, 2024. On December 31, 2024, the note was extended to December 31, 2025. During the years ended September 30, 2024 and 2023, the Company recorded $1,754 in accrued interest. As of September 30, 2024 and 2023, the balance of accrued interest was $12,624 and $1,316, respectively.

The Company entered into a note with James K. and Lori M. Toomey, directors, for $365,000 effective November 18, 2018. The note bears interest, commencing on the date of the loan, at an initial rate of 5% per annum. The maturity date of the note will accelerate and be due and payable immediately upon any change of control, merger, or other business combination (as defined in the note). If the maturity date is extended for any reason whatsoever (including in connection with an acceleration event), the note will bear interest at a rate of 5% per annum, commencing on the date of any such extension. On October 28, 2022, the note was modified and the maturity date was extended to December 31, 2023. Interest as of December 31, 2023 in the amount of $103,045 was paid during December 2023. On December 31, 2023, the note was extended to December 31, 2024. On December 31, 2024, the note was extended to December 31, 2025. During the years ended September 30, 2024 and 2023, the Company recorded $16,692 and $10,062, in accrued interest, respectively. As of September 30, 2024 and 2023, the balance of accrued interest was $12,624 and $89,478, respectively.

The Company entered into a note to convert prior advances in a note payable with Mr. Toomey, a director, for $130,000 effective February 1, 2021 (the “2021 Promissory Note”). The 2021 Promissory Note bears interest, commencing on the date of the loan, at an initial rate of 2% per annum and the note matures on March 31, 2024. The maturity date of the note will accelerate and be due and payable immediately upon any change of control, merger, or other business combination (as defined in the note). If the maturity date is extended for any reason whatsoever (including in connection with an acceleration event), the note will bear interest at a rate of 5% per annum, commencing on the date of any such extension. On December 15, 2023, Mr. Toomey and the Company entered into Amendment to the 2021 Promissory Note to extend the maturity date of the 2021 Promissory Note to December 31, 2024. During the years ended September 30, 2024 and 2023, the Company recorded $325 and $0 in accrued interest, respectively. As of September 30, 2024, the balance of accrued interest was $9,524.

The Company entered into a note with Mr. Toomey, a director, for $50,000 effective March 7, 2022 (the “2022 Promissory Note”). The note bears interest, commencing on the date of the loan, at an initial rate of 2% per annum and the note matures on December 31, 2024. The maturity date of the note will accelerate and be due and payable immediately upon any change of control, merger, or other business combination (as defined in the note). If the maturity date is extended for any reason whatsoever (including in connection with an acceleration event), the note will bear interest at a rate of 5% per annum, commencing on the date of any such extension. During the years ended September 30, 2024 and 2023, the Company recorded $196 and $0 in accrued interest, respectively. As of September 30, 2024, the balance of accrued interest was $2,570.

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

Both the 6 LLC Affiliate Debt, and the Company Security thereof, and the Company Affiliate Debt, and the 6 LLC Security thereof are subordinated to the Bank Loan which has a senior secured security interest in all of the assets of the Company and 6 LLC. Although the Bank Loan is by and between Hancock Whitney Bank and 6 LLC, all of the assets of the Company and all of the assets of 6 LLC, including the property on which the Company conducts business, are used to secure the Bank Loan. As a result, Lori Toomey (a director of the Company) has pledged her personal trust as additional collateral as security for the Bank Loan and she is required to maintain $1 million of liquid assets in her trust. The outstanding amount owed under the Bank Loan as of September 30, 2024 was approximately $1,749,078. Interest accrues on the Bank Loan at an annual rate of 7.36% and is currently being extended on a month-to-month basis pending discussions surrounding an extension of the Bank Loan. The Bank Loan has been on a year-to-year basis since 2019 and the parties historically have extended the Bank Loan and have entered into new loan agreements each year. However, there is no agreement to extend the Bank Loan each year and, as a result, there is a risk that the Bank Loan will not be extended beyond the current maturity date and, if it is extended, that the terms of such Bank Loan may be on terms more disadvantageous as those currently in place (i.e., higher interest rates to reflect current market conditions).

In the event that the Bank Loan is not extended or is otherwise terminated prematurely, and 6 LLC is unable to pay the outstanding balance of the Bank Loan, the Company may be required to fulfil its obligations as a guarantor of the Bank Loan and repay the remaining outstanding balance of the Bank Loan, which may require the Company to sell its assets, seek equity investments, or replacement debt in order to raise sufficient capital. There is no assurance that the Company will be able to secure the necessary financing or funds to repay the Bank Loan or obtain such funds on favorable terms. If the Company is required to fulfil its obligations as a guarantor and is unable to secure the funds necessary to repay the Bank Loan, it may be difficult for us to continue our operations and if we do secure such funds, the terms thereof may be disadvantageous and have a significant negative impact on the Company’s financial position.

The above transactions and amounts are not necessarily what third parties would have agreed to.

10. Convertible Notes Payable to Related Party:

The Company entered into a convertible note with a director for $20,000 effective December 7, 2015. The note bears interest at a rate of 3.5% per annum and all unpaid principal and interest are due on demand by the director. The outstanding principal balance of the note is convertible into the Company’s shares of common stock at the conversion price of $1.00 per share. During the years ended September 30, 2024 and 2023, the Company recorded $127 and $0 in accrued interest, respectively. As of September 30, 2024, the balance of accrued interest was $6,175.

The Company entered into a convertible note with a director for $20,000 effective March 3, 2016. The note bears interest at a rate of 3.5% per annum and all unpaid principal and interest are due on demand by the director. The outstanding principal balance of the note is convertible into the Company’s shares of common stock at the conversion price of $1.00 per share. During the years ended September 30, 2024 and 2023, the Company recorded $211 and $0 in accrued interest, respectively. As of September 30, 2024, the balance of accrued interest was $6,003.

The Company entered into a convertible note with a director for $30,000 effective July 11, 2016. The note bears interest at a rate of 3.5% per annum and all unpaid principal and interest are due on demand by the director. The outstanding principal balance of the note is convertible into the Company’s shares of common stock at the conversion price of $1.00 per share. During the years ended September 30, 2024 and 2023, the Company recorded $319 and $0 in accrued interest, respectively. As of September 30, 2024, the balance of accrued interest was $8,639.

The Company entered into a convertible note with a director for $20,000 effective September 19, 2016. The note bears interest at a rate of 3.5% per annum and all unpaid principal and interest are due on demand by the director. The outstanding principal balance of the note is convertible into the Company’s shares of common stock at the conversion price of $1.00 per share. During the years ended September 30, 2024 and 2023, the Company recorded $217 and $0 in accrued interest, respectively. As of September 30, 2024, the balance of accrued interest was $5,625.

The above transactions and amounts are not necessarily what third parties would have agreed to.

11. Preferred Stock:

The Company is authorized to issue up to 2,000,000 shares of Preferred Stock with designations, rights and preferences determined from time to time by our Board of Directors. Accordingly, our Board of Directors is empowered, without shareholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our Common Stock. The terms of the preferred stock have not been approved. As of September 30, 2024 and September 30, 2023, there was no Preferred Stock issued and outstanding.

12. Income Taxes:

The Company's expenses for income taxes consist of:

	For the years ended
	September 30, 2024	September 30, 2023
Current
Federal	$(23,067)	$98,914
State	(4,339)	18,605
Foreign	-	-
	(27,406)	117,519
Deferred
Federal	16,980	(23,321)
State	3,194	(4,387)
	20,174	(27,708)
Total	$(7,232)	$89,811

The components of the net deferred tax asset at September 30, 2024 and September 30, 2023 consist of:

	September 30, 2024	September 30, 2023

Accounts receivable	$(18,349)	$-
Accounts payable	31,294	3,252
Accrued interest payable	80,124	109,991
Net operating loss	27,405	-
Total	$120,474	$113,243

The following is a reconciliation of the applicable federal income tax as computed at the federal statutory tax rate to the actual income taxes reflected in the Statements of Operations for the years ended September 30, 2024 and 2023

	Years Ended September 30,
	2024	2023

Tax provision at U.S. federal income tax rate	21%	21%
State income tax provision net of federal	4%	4%

Valuation allowance	(0)%	(0)%

Provision for income taxes	25%	25%

The Company’s earliest tax year that remains subject to examination by all tax jurisdictions was September 30, 2017.

13. Commitments and Contingencies:

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, “Contingencies”. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of September 30, 2024 and September 30, 2023, the Company is not aware of any contingent liabilities that should be reflected in the financial statements.

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

14. Recent Accounting Pronouncements:

Recent pronouncements issued by FASB, the American institute of Certified Public Accountants (“AICPA”) and the Commission did not have a material impact on the Company’s present or future financial statements.

15. Subsequent Events:

On October 21, 2024, the Company entered into a credit agreement with Conch and Shell Holdings, Inc., a Florida corporation (“CAS”), with a line of credit in the aggregate amount of $200,000 (the “CAS Credit Agreement”) and a credit agreement with 6 LLC, a Florida limited liability company (“6 LLC”), with a line of credit in the aggregate amount of $100,000 (the “6 LLC Credit Agreement” and together with the CAS Credit Agreement, the “Credit Agreements”).

As described elsewhere in this Annual Report, certain directors of the Company own shares in CAS and control 6 LLC. James K. Toomey and Lori M. Toomey, directors of the Company (together the “Toomey Directors”) own shares in CAS. The shareholders who received shares in connection with the merger of Renovo Resource Solutions, Inc. with and into the Company, which includes, among others, Randall M. Moritz, director, Keri A. Moritz, director, and the Toomey Directors, also are controlling equity holders of 6 LLC.

On October 21, 2024, the Company drew $100,000 of the $200,000 available under the CAS Agreement and on October 22, 2024, the Company drew the remaining $100,000 available under the CAS Agreement. On October 23, 2024 the Company drew $100,000 (the full amount available) under the 6 LLC Credit Agreement. Amounts drawn under the Credit Agreements was used to purchase additional inventory created by Hurricane Milton.

The CAS Credit Agreement does not bear any interest expense, but rather provides for a flat fee payment of $500 to CAS, regardless of the amount drawn under such agreement. The CAS Credit Agreement matures on December 20, 2024 and must be repaid in full on that date. Amounts due under the CAS Credit Agreement may be accelerated and be due and payable at CAS’ option immediately upon any incurrence of additional indebtedness or the occurrence of any merger, consolidation, sale of assets, and other customary events of default as set forth in the CAS Credit Agreement. If any Event of Default (as defined in the CAS Credit Agreement) exists and is continuing, amounts borrowed pursuant to the CAS Credit Agreement will then bear interest at a rate of 10% per annum.

The 6 LLC Credit Agreement also does not bear any interest expense, but rather provides for a flat fee payment of $250 to 6 LLC, regardless of the amount drawn under such agreement. The 6 LLC Credit Agreement matures on December 20, 2024, and must be repaid in full on that date. Amounts due under the 6 LLC Credit Agreement may be accelerated and be due and payable at 6 LLC’s option immediately upon any incurrence of additional indebtedness or the occurrence of any merger, consolidation, sale of assets, and other customary events of default as set forth in the 6 LLC Credit Agreement. If any Event of Default (as defined in the 6 LLC Credit Agreement) exists and is continuing, amounts borrowed pursuant to the 6 LLC Credit Agreement will then bear interest at a rate of 10% per annum.

Under the terms of both the CAS Credit Agreement the 6 LLC Agreement, the Company must first draw down all funds available under the CAS Agreement before any amounts may be drawn under the 6 LLC Credit Agreement.

On December 16, 2024, the Company repaid all amounts due pursuant to the CAS Credit Agreement and the 6 LLC Credit Agreement.

On December 31, 2024, the Company extended the maturity dates of the non-convertible portions of the Company Affiliate Debt to December 31, 2025.

On December 31, 2024, 6 LLC extended the maturity dates of the 6 LLC Affiliate Debt to December 31, 2025.

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

Our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of the end of such period, our disclosure controls and procedures were not effective as of September 30, 2024 due to material weakness in our internal control over financial reporting in providing reasonable assurance in timely alerting management to material information relating to the Company and that information required to be disclosed in our reports is recorded, processed, summarized, and reported as required to be included in our periodic filings with the Commission.

The Company is currently evaluating a number of steps to enhance our disclosure controls and procedures, as well as our internal control over financial reporting, and address these material weaknesses, including: appointing specific financial reporting personnel with technical accounting and financial reporting experience, adopting policies to ensure proper internal communications and review in connection with non-routine transactions, enhancing our internal review procedures during the financial statement closing process, and designing and implementing journal entry procedures and controls. Following the completion of the Merger, the Company contracted with one financial consultant and is continuing to evaluate additional steps to enhance its disclosure controls and procedures including evaluating whether to retain additional consultants. Despite the existence of these material weaknesses, the Company believes the financial information presented herein is materially correct and in accordance with generally accepted accounting principles in the United States.

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

Our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of the end of such period, our disclosure controls and procedures were not effective as of September 30, 2024 due to material weakness in our internal control over financial reporting in providing reasonable assurance in timely alerting management to material information relating to the Company and that information required to be disclosed in our reports is recorded, processed, summarized, and reported as required to be included in our periodic filings with the Commission.

The Company currently is thoroughly evaluating a number of steps to enhance our disclosure controls and procedures, as well as our internal control over financial reporting, and address these material weaknesses, including: appointing specific financial reporting personnel with technical accounting and financial reporting experience, adopting policies to ensure proper internal communications and review in connection with non-routine transactions, enhancing our internal review procedures during the financial statement closing process, and designing and implementing journal entry procedures and controls. Following the completion of the Merger, the Company has contracted with one financial consultant and is continuing to evaluate additional steps to enhance its disclosure controls and procedures including evaluating whether to retain additional consultants. Despite the existence of these material weaknesses, the Company believes the financial information presented herein is materially correct and in accordance with generally accepted accounting principles in the United States.

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

ITEM 9B. OTHER INFORMATION

(a) None.

(b) The Company has not yet adopted a formal insider trading policy and no officer or director of the Company has adopted or terminated any contract, plan or written plan for the purchase or sale of our securities in accordance with Rule 10b5-1(c),, or non- Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The directors and executive officers of the Company, their ages, and positions with the Company as of September 30, 2024 are set forth below.

Name	Age	Position with Company

Ted Sparling	61	Chairman of Board, Director, President, and Chief Executive Officer

James K. Toomey	58	Director and Secretary

James M. La Manna	58	Director and Chief Financial Officer

Randall Moritz	53	Director and General Manager

Keri Moritz	53	Director

Lori Toomey	57	Director

James R. Lindsay	68	Director

All directors of the Company hold office until the earlier of the next annual meeting of stockholders and until their successors have been duly elected and qualified, or their death, resignation, or removal. Officers are elected annually by the Board of Directors of the Company to hold office until the earlier of their death, resignation, or removal.

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

Randall Moritz has served as a Director and General Manager of the Company since the Merger Closing Date. Previously, Mr. Moritz served as President and Director of Renovo from its inception, and also served as a general manager of its operations. Mr. Moritz also has served as one of the Managers of 6 LLC from its inception. He also has served as the President of Executive Logistics of Florida Inc., a consulting firm that specializes in process improvement and lean manufacturing concepts, since July 21, 2014. Mr. Moritz served in the U.S. Navy from 1989 to 1998 as a Sonar Technician Submarines in the U.S. Navy Nuclear Submarine force and is a veteran of the Persian/Gulf War. After his service with the Navy, Mr. Moritz was a Production Supervisor for Applied Precision Inc from 1995-2000 a biomedical and semi-conductor test equipment manufacturer. He was responsible for day-to-day plant operations, scheduling and was a key instrument in developing and implementing corporate written programs addressing accidents, hazardous waste right to know, and forklift safety. From 2000-2002 he assisted a family run business as a Regional Customer Service Manager assisting with marketing and media, providing training for finance and insurance agents and financial auditing of books of business related to the insurance industry. In 2002 he accepted a position as the Operations Manager for Uflex USA, Inc. and sister company to Ultraflex Group based out of Genoa, Italy. He was responsible for the planning and execution of the relocation of a 43,000sf manufacturing facility from Seattle, WA to Sarasota, FL. Included building layout, staffing and logistics. Relocation and full production capacity achieved with a downtime of less than 30 days with minimal disruptions to customer order fulfillment. P&L responsibility with inventory control of 15,275 sku’s, with an average value of $4.2M. Trained in 5S and Kan-Ban methodology. Developed Corporate policies related to Written Safety Program, Hazardous Waste Right to Know, Forklift Safety, and Emergency Evacuation Program. Developed and implemented Quality Control plans as it relates to incoming inspections and vendor relations using corrective/preventative actions per ISO 9001 standards. Responsible for employee relations, conflict resolution, and performance matrix, including hire/fire responsibility managing day-to-day operations of 18+ employees. Physically conduct corrective/preventative maintenance on all production machinery including diagnostic repair and replacement of electrical, pneumatic, pneumo-hydraulic, hydraulic machines to the component level. His training and experience in a variety of trades include hydraulic repair, electronic repair to the component level, metal fabrication and repair, CAD/Solidworks proficient, OSHA 10, US Coast Guard Mid Level Officer Courses, Industrial Barcoding, Zenger Miller Front Line Leadership, Business Communications, Writing and Statistics (University of Phoenix). FEMA Incident command courses 100-200, 210, 700 and 800.

Mr. Moritz’s extensive history with Renovo and his familiarity with the Company’s business are invaluable to the Company as it continues its operations following the Merger.

Lori Toomey has served as a Director of the Company since the Merger Closing Date. Previously, Mrs. Toomey served as Treasurer and Director of Renovo from its inception and has served as a Manager of 6 LLC from its inception as well. Mrs. Toomey, as treasurer, assisted Renovo with material purchases, material upgrades and packaging, and daily financial transactions. She was responsible for maintaining Renovo’s bank accounts and keeping the financial books and records of Renovo. Because of her knowledge of the business of Renovo and its cash position, she also assisted Renovo with certain human relation issues, including on employee retention as needed. Mrs. Toomey has a bachelor’s degree in business from the University of South Florida.

Mrs. Toomey’s experience as the treasurer of Renovo and assisting with a variety of management functions within the Company and familiarity with the Company’s books and records are critical to maintaining continuity in the Company’s operations.

Keri Moritz has served as a Director of the Company since the Merger Closing Date. Previously, Mrs. Moritz had served as a Director of Renovo since its inception and as a Manager of 6, LLC from its inception as well. Ms. Moritz is not actively involved in the day-to-day operations of the Company; but, rather services in an oversight capacity with the other directors. However, she does assist in operations from time to time as needed. In addition, since 2008 she also has been employed as a Third Grade teacher with Imagine Schools in Manatee County. Florida. Ms. Moritz received her Teacher Certification from State College of Florida in 2006 and her Bachelor of Arts degree in Psychology from Western Washington University in 1994.

Mrs. Moritz’s familiarity with Renovo’s operations and her experience overseeing the Company’s business and operations are important to the Company’s operations and the board’s oversight role.

James R. Lindsay – has served as a Director since August 6, 2024. He is the owner of Sandbar Charters FL, founded in 2023, a luxury boat chartering company and from September 1, 2020 has also served as a Vice President at Acentria Insurance (“Acentria”), a business unit of Foundation Risk Partners, which provides personal, business, health and life insurance coverage. Prior to joining Acentria as a Vice President, Mr. Lindsay was the owner of the Bob Lindsay Insurance Agency from 2008 to 2020. Mr. Lindsay also served on the Phillippi Landings Building E Condo Association Board as a vice president from January 1, 2023 to January 1, 2024. Mr. Lindsay graduated from George Washington University in 1979 with a bachelor’s degree in business.

Mr. Lindsay has over 35 years of extensive experience in the insurance industry, which provides him with a strong background in risk management and business operations, which are invaluable skills needed by the Company as it seeks to carry out its business plan and improve its review over internal controls and risk management assessments.

Consultant

On April 26, 2024, the Company hired Mr. Thomas to serve as a consultant to our Chief Financial Officer to, among other things, assist with the preparation of the Company’s financial statements and with other finance-related tasks as the Company may request. Under the terms of his engagement, Mr. Thomas has assisted the Chief Financial Officer with the preparation of the Company’s financial statements for each of the quarters ended March 31, 2024, June 30, 2024, and the financial statements included in this Annual Report.

Trip Thomas, age 48, – Trip Thomas is the President and Founder of A-Frame Accounting & Advisory, Inc. located in Tampa, Florida. Trip has more than 23 years of experience in the field of accounting. His experience includes private industry, public company, public accounting and non-profit. Some of his experience includes auditing, budget analysis, fixed assets, financial modeling, SEC financial reporting, GAAP compliance and fair value measurements.

Trip holds a Bachelor of Science in Accounting from the University of Tampa and a Bachelor of Science in Agribusiness from the University of Florida. He is a licensed CPA in the State of Florida.

Family Relationships

The following family relationships exist between the directors and executive officers of the Company: (a) Randall and Keri Moritz are husband and wife; and (b) James and Lori Toomey are husband and wife.

Involvement in Certain Legal Proceedings

During the past ten years, none of our directors, executive officers, promoters, or control persons has been involved in any of the legal proceedings listed in Item 401(f) of Regulation S-K.

Arrangements for Selection of Directors

Pursuant to the terms of the Merger Agreement, the Company agreed that at the effective time of the Merger (a) it would expand the size of the Board of Directors to six and (b) to appoint the following shareholders of Renovo to the Company’s Board of Directors to fill the vacancies created thereby: Randall A. Moritz, Keri A. Moritz, and Lori M. Toomey. At the closing of the Merger, the Company increased the size of the Board and appointed such persons as directors effective as of the closing.

Except described above, there are no current arrangements or understandings between an executive officer, director, and any other person pursuant to which he was or is to be elected or selected as a director or as an executive officer of the Company.

Directorships

None of the Company’s directors currently is a director of, or during the past 5 years has held any directorship in, any other company with a class of securities registered pursuant toSection 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act.

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

Certain Corporate Governance Matters

Because the Company’s common stock is not listed on any stock exchange and more than 50% of the voting power is held by the former Renovo holders and management of the Company (which, if applicable, may deem the Company to be a “controlled company” as defined under various stock exchange rules), we are not subject to certain corporate governance requirements, including, among other things: (i) the requirement that a majority of the Board consist of independent directors; (ii) the requirement that the Company have a nominating and corporate governance committee that is composed entirely of independent directors or, in the absence of such committee, that nominations be approved by a majority of the independent directors of the Company; and (iii) the requirement that the Company have a compensation committee that is composed entirely of independent directors with a written charter addressing such committee’s purpose and responsibilities.

Accordingly, to the extent and for so long as we are not listed on a stock exchange or are able to rely on the “controlled company” exemptions referenced above, you will not have the same protections afforded to stockholders of companies that are subject to all of these corporate governance requirements. In the event that we are listed on a stock exchange and cease to be a “controlled company”, we will be required to comply with these provisions within the applicable transition periods.

Our board of directors currently has three standing committees: an Audit Committee, a Compensation Committee, and an Executive Committee. The functions of a nominating and corporate governance committee, and any committees forming similar functions are instead being undertaken by our full board of directors and, as a result, the entire board of directors is responsible for the full oversight of the affairs of the Company not addressed by our standing committees. The following is a brief description of our committees.

Compensation Committee. The Compensation Committee is comprised solely of James K. Toomey, and it did not hold any meetings during fiscal year ended September 30, 2024. The sole member of this Committee is not independent within the meaning of the listing standards of the Nasdaq Rule 5605(a)(2)(A).The Compensation Committee does not have a charter. However, principal responsibilities of this committee are to:

•	Establish and review an overall compensation philosophy for the Company.
•	Select, retain and/or replace, as needed, compensation and benefits consultants and other outside consultants to provide independent advice to the Compensation Committee.
•	Review and make recommendations to the Board of Directors concerning the compensation of officers of the Company.
•	Provide input and make recommendations to the Board on individuals elected to be executive officers of the Company.
•	Review and make recommendations with respect to the Company’s existing and proposed compensation and bonus plans.
•	Serve as the committee responsible for administering the Company’s existing compensation and benefits plans.
•	In addition, the Compensation Committee also is responsible for evaluating and recommending compensation to be paid to our directors, including retainers, fees, benefits and perquisites.

Audit Committee

Our Audit Committee, formed on April 24, 2024, is comprised of Ted Sparling and James M. La Manna and it did not hold any meetings during fiscal year ended September 30, 2024. Mr. La Manna is the chair of our Audit Committee. Mr. La Manna was appointed to the audit committee in part due to his experience with financial and accounting matters while Mr. Sparling was appointed due to the audit committee in part due to his non-involvement in the day-to-day operations of the business and his lack of any substantial conflicts of interest, including, without limitation, his relatively low ownership of Common Stock. The board of directors has determined that Mr. La Manna qualifies as an “audit committee financial expert” as such term is defined under the rules of the SEC implementing Section 407 of the Sarbanes-Oxley Act of 2002. While the Company considers Mr. Sparling as independent at this point, neither member of the audit committee is “independent” within the meaning of the listing standards of Nasdaq Rule 5605(a)(2)(A). The Audit Committee does not have a charter. However, the principal responsibilities of the Audit Committee are to:

•

Appoint, oversee and set compensation for the work of the independent registered certified public accounting firm employed by the Company (including the resolution of any disagreement between management and the Company regarding financial reporting) for the purpose of preparing or issuing an audit report or related work. Each such registered certified public accounting firm reports directly to the Audit Committee.

•	Provide open avenues of communication among the Company’s independent registered certified public accounting firm, financial and senior management, and the Board.
•	Pre-approve all audit and permissible non-audit services and other services conducted by our independent registered certified public accounting firm.
•

Periodically consult with the Company’s independent registered certified public accounting firm, outside of the presence of management, about internal controls and the completeness and accuracy of the Company’s financial statements.

Executive Committee. Our Executive Committee consists of three members and is comprised of Ted Sparling, James K. Toomey, and Randall A. Moritz. Our Executive Committee is responsible for, among other things, assisting our board of directors in handling matters that need to be addressed before the next scheduled meeting of the board of directors.

Stockholder Nominees of Directors. Currently, we do not have a policy regarding the consideration of any director candidates that may be recommended by our stockholders, including the minimum qualifications for director candidates, nor has our sole director established a process for identifying and evaluating director nominees. Furthermore, given our size and lack of operations, we do not have a diversity policy as it relates to the make-up and composition of our directors who serve on the board. We also have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed. To date, no stockholders have recommended any persons to be nominated for election to our board of directors. Given our relative size and lack of directors and officers insurance coverage, we do not anticipate that any of our stockholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all current members of our Board would participate in the consideration of director nominees.

Insider Trading Policies

Prior to the Merger, the Company did not have a formal insider trading policy due to the relatively small size of our management team and the guidance from our outside counsel to ensure compliance with Rule 10b-5, and the fact that none of our management engaged in any purchase or sales of our common stock during the year ended September 30, 2024. Since June 12, 2024, there has been no public trading markets for our common stock and the last trade made on the Company’s common stock was made on December 5, 2023. However, the Company may, in the future, take steps to have our common stock to again be quoted on public trading markets and prior to being traded on any such markets, we intend to formally adopt a insider trading policy.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

No executive officer of the Company received in excess of $100,000 per year in compensation during the past two fiscal years. For the fiscal year ended September 30, 2024 and September 30, 2023, Randy Moritz, Renovo’s General Manager, received annual compensation each year in the amount of $81,000.

Prior to the Merger, Renovo has entered into an employment contract with Randy Moritz as general manager of Renovo (the “Employment Agreement”). Upon completion of the Merger, the Company assumed the Employment Agreement (and Mr. Moritz affirmatively affirmed such assumption) and the Employment Agreement remains in full force and effect as binding agreements of the Company.

No equity compensation awards have been made to employees or others and none are outstanding,

Director Compensation

None of the Company’s directors received any cash compensation, equity awards, or other non-cash compensation or other arrangements for services provided in their capacity as directors for the fiscal years ended September 30, 2024 or 2023. However, directors are reimbursed for their expenses in attending board meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Company’s outstanding common shares as of November 30, 2024 by: (a) each person known by us to beneficially own 5% or more of the Company’s common shares, (b) each director of the Company and each executive officer of the Company, and (c) all directors and executive officers of the Company as a group. Except as otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all of the common shares owned by them.

Name of Beneficial Owner	Current Beneficial Ownership
Directors and Executive Officers	Number (1)	Percentage (2)
James K. Toomey (3)	281,040	33.5%
Randall A. Moritz (4)	200,000	23.9%
Keri A. Moritz (5)	200,000	23.9%
Lori M. Toomey (6)	281,040	33.5%
Ted Sparling	7,440	*
James M. La Manna	4,000	*
All directors and executive officers as a group (6 persons)(7)	492,480	58.8%

Certain Stockholders

Brian Kendzior (8)	200,000	23.9%
Alison Kendzior (9)	200,000	23.9%
Kristen N. Toomey (10)	90,000	10.7%

_______________________

* Represents beneficial ownership of less than 1%.

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

(3)

Includes (i) 9,927 common shares held jointly by Mr. Toomey and Lori M. Toomey, his spouse, over which he has shared voting and investment powers, (ii) 234 shares that may be issued upon conversion of the convertible promissory notes and advances in principal aggregate amount of $90,000 issued pursuant to loan advances made in December 2015, March 2016, July 2016, September 2016, and February 2019 (“Convertible Notes”),and accrued interest thereon of $26,968 (all of the Convertible Notes and accrued interest are currently convertible at a conversion price of $500.00 per share) and (iii) 100,000 common shares issued to Lori M. Toomey in connection with her ownership in Renovo prior to the closing of the Merger, which shares are disclaimed by Mr. Toomey for beneficial ownership purposes. Mr. Toomey’s address is 800 Morgan-Johnson Road, Bradenton, FL 34208.

(4)

Includes 100,000 common shares issued to Keri A. Mortiz in connection with her ownership in Renovo prior to the closing of the Merger, which shares are disclaimed by Mr. Moritz for beneficial ownership purposes Mr. Moritz’s address is 4590 Dover St. Cir. E., Bradenton, FL 34208.

(5)

Includes 100,000 common shares issued to Randall A. Mortiz in connection with his ownership in Renovo prior to the closing of the Merger, which shares are disclaimed by Mrs. Moritz for beneficial ownership purposes Mr. Moritz’s address is 4590 Dover St. Cir. E., Bradenton, FL 34208.

(6)

Includes 9,927 common shares held jointly by Mrs. Toomey and James K. Toomey, her spouse, over which she has shared voting and investment powers. This also includes 234 shares, which Mrs. Toomey has disclaimed for beneficial ownership purposes, that may be issued upon conversion of the convertible promissory notes and advances in principal aggregate amount of $90,000 issued pursuant to loan advances made in December 2015, March 2016, July 2016, September 2016, and February 2019 (“Convertible Notes”), including the shares issuable with respect to accrued interest of $26,968 thereon. All of the Convertible Notes are currently convertible at a conversion price of $500.00 per share. This also includes 158,033 shares held by James K Toomey in his individual capacity as a stockholder of Kingfish as well as 10,000 shares issued to James K. Toomey in connection with his ownership in Renovo prior to the closing of the Merger, each of these shares are disclaimed by Mrs. Toomey for beneficial ownership purposes. Mrs. Toomey’s address is 800 Morgan-Johnson Road, Bradenton, FL 34208.

31

(7)

Includes 234 shares that may be issued upon conversion of outstanding convertible promissory notes in principal aggregate amount of $90,000 including shares issuable with respect to accrued interest of $26,968 thereon.

(8)

Includes 100,000 common shares issued to Alison Kendzior in connection with her ownership in Renovo prior to the closing of the Merger, which shares are disclaimed by Mr. Kendzior for beneficial ownership purposes Mr. Kendzior’s address is 5919 18th Ave. E., Bradenton, FL 34208.

(9)

Includes 100,000 common shares issued to Brian Kendzior in connection with his ownership in Renovo prior to the closing of the Merger, which shares are disclaimed by Mrs. Kendzior for beneficial ownership purposes Mrs. Kendzior’s address is 5919 18th Ave. E., Bradenton, FL 34208.

(10)	Ms. Toomey’s address is 800 Morgan-Johnson Road, Bradenton, FL 34208.

The individuals listed above have the following family relationships: (a) Randall and Keri Moritz are husband and wife; (b) Brian and Alison Kendzior are husband and wife; (c) James and Lori Toomey are husband and wife, and (d) Kristen N. Toomey is the adult daughter of James and Lori Toomey.

Change of Control

Following the consummation of the Merger, the Renovo stockholders as a group own 600,000 of the 837,962 post-Merger shares of our then outstanding common stock (or approximately 71.3% of the post-Merger outstanding common stock).

Following the Merger (and the related Reverse Stock Split), the Toomey Stockholders beneficially own approximately 279,451 of the approximately 837,962 then-outstanding share of common stock post-Merger (or approximately 33.2% of then-outstanding post-Merger shares of our common stock) and continue to be the largest stockholder block of the Company.

In addition, Kristen N. Toomey, the adult daughter of James K. Toomey and Lori M. Toomey and a Renovo Owner, received 90,000 shares of our common stock in connection with the Merger, representing approximately 10.7% of the outstanding post-Merger common stock.

Securities Authorized under Equity Compensation Plans

We do not presently maintain any equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

Toomey Debtholders

Prior to the Merger Closing Date, the Toomey Debtholders made several advances to each of Kingfish, Renovo, and 6 LLC. As a result of the Merger transaction, the Company was required to assume the Company Affiliate Debt incurred by Renovo prior to the Merger (“Renovo Affiliated Debt”), as well as any related security interests provided by Renovo to 6 LLC in connection with the 6 LLC Bank Loan, all as is described below and in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” of this Annual Report.

Toomey Debtholder Loans to the Company Prior to the Merger

Convertible Notes. Mr. Toomey has advanced an aggregate of $90,000 to the Company pursuant to the following convertible notes: (a) the December 2015 Note Agreement (bearing interest at 3.5%) in exchange for the December 2015 Promissory Notes (b) the May 2016 Note Agreement (bearing interest at 3.5%) in exchange for the March 2016 Promissory Notes, (c) the August 2016 Note Agreement (bearing interest at 3.5%) in exchange for the July 2016 Promissory Note, and (d) the September 2016 Note Agreement (bearing interest at 3.5%) in exchange for the September 2016 Promissory Note. These promissory notes remain outstanding and are convertible into our common stock at a fixed conversion price equal to $500.00 per share, after giving effect to the Reverse Stock Split.

Promissory Notes. Mr. Toomey also has made loans to the Company pursuant to the following non-convertible notes: (a) advanced an aggregate of $130,000 to the Company during the fiscal years ended September 30, 2021 and 2020, evidenced by a consolidated promissory note, dated February 1, 2021, bearing interest at an initial rate of 2% per annum and maturing on December 31, 2023 (the “2021 Promissory Note”) and (b) loaned $50,000 in aggregate principal amount to the Company following the completion of the Filing Updates, evidenced by a promissory note, dated March 7, 2022, bearing interest at an initial rate of 2% per annum and maturing on December 31, 2024 (the “2022 Promissory Note”). These promissory notes remain outstanding and they are not convertible into our common stock.

On December 15, 2023, Mr. Toomey and the Company entered into the 2021 Promissory Note Amendment to extend the maturity date of the 2021 Promissory Note to December 31, 2024. On December 31, 2024, Mr. Toomey and the Company entered into the Second 2021 Promissory Note Amendment (“Second 2021 Promissory Note Amendment”) to extend the maturity date of the 2021 Promissory Note to December 31, 2025. The foregoing description of the Second 2021 Promissory Note Amendment does not purport to be complete and is qualified in its entirety by reference to the complete text of the Second 2021 Promissory Note Amendment, a copy of which is filed as Exhibit 10.27 to this Annual Report on Form 10-K and incorporated into this Form 10-K by reference.

On December 31, 2024, Mr. Toomey and the Company entered into Amendment to the 2022 Promissory Note (“2022 Promissory Note Amendment”) to extend the maturity date of the 2022 Promissory Note to December 31, 2025. The foregoing description of the 2022 Promissory Note Amendment does not purport to be complete and is qualified in its entirety by reference to the complete text of the 2022 Promissory Note Amendment, a copy of which is filed as Exhibit 10.28 to this Annual Report on Form 10-K and incorporated into this Form 10-K by reference.

The maturity date of each of the promissory notes issued to Mr. Toomey to the Company in exchange for his loans will accelerate and be due and payable immediately upon any change of control, merger, or other business combination.

Renovo Affiliated Debt

In connection with the Merger, the Company has assumed from Renovo a note with Passing Through, LLC, for $600,000 effective July 1, 2016 (“2016 Promissory Note”). The 2016 Promissory Note bears interest, commencing on the date of the loan, at an initial rate of 5% per annum. The maturity date of the 2016 Promissory Note will accelerate and be due and payable immediately upon any change of ownership. If the maturity date is extended for any reason whatsoever (including in connection with an acceleration event), the 2016 Promissory Note will bear interest at a rate of 5% per annum, commencing on the date of any such extension. On December 31, 2023, the 2016 Promissory Note was modified and the maturity date was extended to December 31, 2024.

On December 31, 2024, Passing Through LLC and the Company entered into a Loan Modification Agreement with regards to the 2016 Promissory Note (“2016 Promissory Note Amendment”) to extend the maturity date of the 2016 Promissory Note to December 31, 2025. The foregoing description of the 2016 Promissory Note Amendment does not purport to be complete and is qualified in its entirety by reference to the complete text of the 2016 Promissory Note Amendment, a copy of which is filed as Exhibit 10.28 to this Annual Report on Form 10-K and incorporated into this Form 10-K by reference.

In connection with the Merger, the Company has assumed from Renovo a note with James K. Toomey and Lori M. Toomey, for $365,000 effective November 18, 2018 (“November 18, 2018 Promissory Note”). The November 18, 2018 Promissory Note bears interest, commencing on the date of the loan, at an initial rate of 5% per annum. The maturity date of the November 18, 2018 Promissory Note will accelerate and be due and payable immediately upon any change of ownership. If the maturity date is extended for any reason whatsoever (including in connection with an acceleration event), the November 18, 2018 Promissory Note will bear interest at a rate of 5% per annum, commencing on the date of any such extension. On December 31, 2023, the November 20, 2018 Promissory Note was modified and the maturity date was extended to December 31, 2024.

On December 31, 2024, James K. Toomey, Lori M. Toomey and the Company entered into a Loan Modification Agreement with regards to the 2016 Promissory Note (“November 18, 2018 Promissory Note Amendment”) to extend the maturity date of the November 18, 2018 Promissory Note to December 31, 2025. The foregoing description of the November 18, 2018 Promissory Note Amendment does not purport to be complete and is qualified in its entirety by reference to the complete text of the November 18, 2018 Promissory Note Amendment, a copy of which is filed as Exhibit 10.30 to this Annual Report on Form 10-K and incorporated into this Form 10-K by reference.

In connection with the Merger, the Company also has assumed from Renovo a note with Conch and Shell Holdings, Inc, for $250,000 effective November 20, 2018 (“November 20, 2018 Promissory Note”). The November 20, 2018 Promissory Note bears interest, commencing on the date of the loan, at an initial rate of 8% per annum the maturity date of the November 20, 2018 Promissory Note will accelerate and be due and payable immediately upon any change of ownership. If the maturity date is extended for any reason whatsoever (including in connection with an acceleration event), the November 20, 2018 Promissory Note will bear interest at a rate of 8% per annum, commencing on the date of any such extension. On December 31, 2023, the November 20, 2018 Promissory Note was modified and the maturity date was extended to December 31, 2024.

On December 31, 2024, Conch and Shell Holdings, Inc. and the Company entered into a Loan Modification Agreement with regards to the 2016 Promissory Note (“November 20, 2018 Promissory Note Amendment”) to extend the maturity date of the November 20, 2018 Promissory Note to December 31, 2025. The foregoing description of the November 20, 2018 Promissory Note Amendment does not purport to be complete and is qualified in its entirety by reference to the complete text of the November 20, 2018 Promissory Note Amendment, a copy of which is filed as Exhibit 10.29 to this Annual Report on Form 10-K and incorporated into this Form 10-K by reference.

6LLC Affiliate Debt

In connection with the Merger, 6 LLC’s obligations under a note between 6 LLC and James K. Toomey for $100,000 effective September 24, 2014(“September 24, 2014 Promissory Note”) are secured by the assets of the Company. The September 24, 2014 Promissory Note is subordinate to the 6 LLC Bank Loan. The September 24, 2014 Promissory Note bears interest, commencing on the date at an initial rate of 4% per annum. The maturity date of the September 24, 2014 Promissory Note will accelerate and be due and payable immediately upon any change of ownership. If the maturity date is extended for any reason whatsoever (including in connection with an acceleration event), the September 24, 2014 Promissory Note will bear interest at a rate of 4% per annum, commencing on the date of any such extension. On December 31, 2023, the September 24, 2014 Promissory Note was modified and the maturity date was extended to December 31, 2024.

On December 31, 2024, James K Toomey and 6 LLC entered into a Loan Modification Agreement with regards to the September 24, 2014 Promissory Note (“September 24, 2014 Promissory Note Amendment”) to extend the maturity date of the September 24, 2014 Promissory Note to December 31, 2025. The foregoing description of the September 24, 2014 Promissory Note Amendment does not purport to be complete and is qualified in its entirety by reference to the complete text of the September 24, 2014 Promissory Note Amendment, a copy of which is filed as Exhibit 10.31 to this Annual Report on Form 10-K and incorporated into this Form 10-K by reference.

In connection with the Merger, 6 LLC’s obligations under a note between 6 LLC and the Loriann Marie Toomey Rev. Trust u/a 12/08/03 for $300,000 effective September 29, 2014(“September 29, 2014 Promissory Note”) are secured by the assets of the Company. The September 29, 2014 Promissory Note is subordinate to the 6 LLC Bank Loan. The September 29, 2014 Promissory Note bears interest, commencing on the date at an initial rate of 4% per annum. The maturity date of the September 29, 2014 Promissory Note will accelerate and be due and payable immediately upon any change of ownership. If the maturity date is extended for any reason whatsoever (including in connection with an acceleration event), the September 29, 2014 Promissory Note will bear interest at a rate of 4% per annum, commencing on the date of any such extension. On December 31, 2023, the September 29, 2014 Promissory Note was modified and the maturity date was extended to December 31, 2024.

On December 31, 2024, the Loriann Marie Toomey Rev. Trust u/a 12/08/03 and 6 LLC entered into a Loan Modification Agreement with regards to the September 29, 2014 Promissory Note (“September 29, 2014 Promissory Note Amendment”) to extend the maturity date of the September 29, 2014 Promissory Note to December 31, 2025. The foregoing description of the September 29, 2014 Promissory Note Amendment does not purport to be complete and is qualified in its entirety by reference to the complete text of the September 29, 2014 Promissory Note Amendment, a copy of which is filed as Exhibit 10.32 to this Annual Report on Form 10-K and incorporated into this Form 10-K by reference.

In connection with the Merger, 6 LLC’s obligations under a note between 6 LLC and the Loriann Marie Toomey Rev. Trust u/a 12/08/03 for $500,000 effective December 5, 2014(“December 5, 2014 Promissory Note”) are secured by the assets of the Company. The December 5, 2014 Promissory Note is subordinate to the 6 LLC Bank Loan. The December 5, 2014 Promissory Note bears interest, commencing on the date at an initial rate of 4% per annum. The maturity date of the December 5, 2014 Promissory Note will accelerate and be due and payable immediately upon any change of ownership. If the maturity date is extended for any reason whatsoever (including in connection with an acceleration event), the December 5, 2014 Promissory Note will bear interest at a rate of 4% per annum, commencing on the date of any such extension. On December 31, 2023, the December 5, 2014 Promissory Note was modified and the maturity date was extended to December 31, 2024.

On December 31, 2024, the Loriann Marie Toomey Rev. Trust u/a 12/08/03 and 6 LLC entered into a Loan Modification Agreement with regards to the December 5, 2014 Promissory Note (“December 5, 2014 Promissory Note Amendment”) to extend the maturity date of the December 5, 2014 Promissory Note to December 31, 2025. The foregoing description of the December 5, 2014 Promissory Note Amendment does not purport to be complete and is qualified in its entirety by reference to the complete text of the December 5, 2014 Promissory Note Amendment, a copy of which is filed as Exhibit 10.33 to this Annual Report on Form 10-K and incorporated into this Form 10-K by reference.

In connection with the Merger, 6 LLC’s obligations under a note by and among 6 LLC and James K. Toomey and Lori M. Toomey for $50,000 effective May 15, 2016(“May 15, 2016 Promissory Note”) are secured by the assets of the Company. The May 15, 2016 Promissory Note is subordinate to the 6 LLC Bank Loan. The May 15, 2016 Promissory Note bears interest, commencing on the date at an initial rate of 4% per annum. The maturity date of the May 15, 2016 Promissory Note will accelerate and be due and payable immediately upon any change of ownership. If the maturity date is extended for any reason whatsoever (including in connection with an acceleration event), the May 15, 2016 Promissory Note will bear interest at a rate of 4% per annum, commencing on the date of any such extension. On December 31, 2023, the May 15, 2016 Promissory Note was modified and the maturity date was extended to December 31, 2024.

On December 31, 2024, James K. Toomey and Lori M. Toomey and 6 LLC entered into a Loan Modification Agreement with regards to the May 15, 2016 Promissory Note (“May 15, 2016 Promissory Note Amendment”) to extend the maturity date of the May 15, 2016 Promissory Note to December 31, 2025. The foregoing description of the May 15, 2016 Promissory Note Amendment does not purport to be complete and is qualified in its entirety by reference to the complete text of the May 15, 2016 Promissory Note Amendment, a copy of which is filed as Exhibit 10.34 to this Annual Report on Form 10-K and incorporated into this Form 10-K by reference.

In connection with the Merger, 6 LLC’s obligations under a note between 6 LLC and Passing Through, LLC for $200,000 effective July 1, 2016(“July 1, 2016 Promissory Note”) are secured by the assets of the Company. The July 1, 2016 Promissory Note is subordinate to the 6 LLC Bank Loan. The July 1, 2016 Promissory Note bears interest, commencing on the date at an initial rate of 5% per annum. The maturity date of the July 1, 2016 Promissory Note will accelerate and be due and payable immediately upon any change of ownership. If the maturity date is extended for any reason whatsoever (including in connection with an acceleration event), the July 1, 2016 Promissory Note will bear interest at a rate of 5% per annum, commencing on the date of any such extension. On December 31, 2023, the July 1, 2016 Promissory Note was modified and the maturity date was extended to December 31, 2024.

On December 31, 2024, Passing Through, LLC and 6 LLC entered into a Loan Modification Agreement with regards to the July 1, 2016 Promissory Note (“July 1, 2016 Promissory Note Amendment”) to extend the maturity date of the July 1, 2016 Promissory Note to December 31, 2025. The foregoing description of the July 1, 2016 Promissory Note Amendment does not purport to be complete and is qualified in its entirety by reference to the complete text of the July 1, 2016 Promissory Note Amendment, a copy of which is filed as Exhibit 10.35 to this Annual Report on Form 10-K and incorporated into this Form 10-K by reference.

In connection with the Merger, 6 LLC’s obligations under a note between 6 LLC and Passing Through, LLC for $100,000 effective November 16, 2016(“November 16, 2016 Promissory Note”) are secured by the assets of the Company. The November 16, 2016 Promissory Note is subordinate to the 6 LLC Bank Loan. The November 16, 2016 Promissory Note bears interest, commencing on the date at an initial rate of 5% per annum. The maturity date of the November 16, 2016 Promissory Note will accelerate and be due and payable immediately upon any change of ownership. If the maturity date is extended for any reason whatsoever (including in connection with an acceleration event), the November 16, 2016 Promissory Note will bear interest at a rate of 5% per annum, commencing on the date of any such extension. On December 31, 2023, the November 16, 2016 Promissory Note was modified and the maturity date was extended to December 31, 2024.

On December 31, 2024, Passing Through, LLC and 6 LLC entered into a Loan Modification Agreement with regards to the November 16, 2016 Promissory Note (“November 16, 2016 Promissory Note Amendment”) to extend the maturity date of the November 16, 2016 Promissory Note to December 31, 2025. The foregoing description of the November 16, 2016 Promissory Note Amendment does not purport to be complete and is qualified in its entirety by reference to the complete text of the November 16, 2016 Promissory Note Amendment, a copy of which is filed as Exhibit 10.36 to this Annual Report on Form 10-K and incorporated into this Form 10-K by reference.

In connection with the Merger, 6 LLC’s obligations under a bridge loan by and among 6 LLC and Lori M. Toomey, AMI Holdings, Inc., and Conch and Shell Holdings, Inc. for $225,000 effective February 20, 2017(“Bridge Loan”) are secured by the assets of the Company. The Bridge Loan is subordinate to the 6 LLC Bank Loan. The Bridge Loan bears interest, commencing on the date at an initial rate of 5% per annum. The maturity date of the Bridge Loan will accelerate and be due and payable immediately upon any change of ownership. If the maturity date is extended for any reason whatsoever (including in connection with an acceleration event), the Bridge Loan will bear interest at a rate of 5% per annum, commencing on the date of any such extension. On December 31, 2023, the Bridge Loan was modified and the maturity date was extended to December 31, 2024.

On December 31, 2024, Lori M. Toomey, AMI Holdings, Inc., and Conch and Shell Holdings, Inc. and 6 LLC entered into a Loan Modification Agreement with regards to the Bridge Loan (“Bridge Loan Amendment”) to extend the maturity date of the Bridge Loan to December 31, 2025. The foregoing description of the v Amendment does not purport to be complete and is qualified in its entirety by reference to the complete text of the Bridge Loan Amendment, a copy of which is filed as Exhibit 10.37 to this Annual Report on Form 10-K and incorporated into this Form 10-K by reference.

In connection with the Merger, 6 LLC’s obligations under a note between 6 LLC and Passing Through, LLC for $100,000 effective March 26, 2018(“March 26, 2018 Promissory Note”) are secured by the assets of the Company. The March 26, 2018 Promissory Note is subordinate to the 6 LLC Bank Loan. The March 26, 2018 Promissory Note bears interest, commencing on the date at an initial rate of 5% per annum. The maturity date of the March 26, 2018 Promissory Note will accelerate and be due and payable immediately upon any change of ownership. If the maturity date is extended for any reason whatsoever (including in connection with an acceleration event), the March 26, 2018 Promissory Note will bear interest at a rate of 5% per annum, commencing on the date of any such extension. On December 31, 2023, the March 26, 2018 Promissory Note was modified and the maturity date was extended to December 31, 2024.

On December 31, 2024, Passing Through, LLC and 6 LLC entered into a Loan Modification Agreement with regards to the March 26, 2018 Promissory Note (“March 26, 2018 Promissory Note Amendment”) to extend the maturity date of the March 26, 2018 Promissory Note to December 31, 2025. The foregoing description of the March 26, 2018 Promissory Note Amendment does not purport to be complete and is qualified in its entirety by reference to the complete text of the March 26, 2018 Promissory Note Amendment, a copy of which is filed as Exhibit 10.38 to this Annual Report on Form 10-K and incorporated into this Form 10-K by reference.

In connection with the Merger, 6 LLC’s obligations under a note between 6 LLC and Conch and Shell Holdings, Inc. for $100,000 effective March 26, 2018(“CAS March 26, 2018 Promissory Note”) are secured by the assets of the Company. The CAS March 26, 2018 Promissory Note is subordinate to the 6 LLC Bank Loan. The CAS March 26, 2018 Promissory Note bears interest, commencing on the date at an initial rate of 5% per annum. The maturity date of the CAS March 26, 2018 Promissory Note will accelerate and be due and payable immediately upon any change of ownership. If the maturity date is extended for any reason whatsoever (including in connection with an acceleration event), the CAS March 26, 2018 Promissory Note will bear interest at a rate of 5% per annum, commencing on the date of any such extension. On December 31, 2023, the CAS March 26, 2018 Promissory Note was modified and the maturity date was extended to December 31, 2024.

On December 31, 2024, Conch and Shell Holdings, Inc. and 6 LLC entered into a Loan Modification Agreement with regards to the CAS March 26, 2018 Promissory Note (“CAS March 26, 2018 Promissory Note Amendment”) to extend the maturity date of the CAS March 26, 2018 Promissory Note to December 31, 2025. The foregoing description of the CAS March 26, 2018 Promissory Note Amendment does not purport to be complete and is qualified in its entirety by reference to the complete text of the CAS March 26, 2018 Promissory Note Amendment, a copy of which is filed as Exhibit 10.39 to this Annual Report on Form 10-K and incorporated into this Form 10-K by reference.

In connection with the Merger, 6 LLC’s obligations under a note between 6 LLC and Conch and Shell Holdings, Inc. for $250,000 effective November 18, 2018(“November 18, 2018 Promissory Note”) are secured by the assets of the Company. The November 18, 2018 Promissory Note is subordinate to the 6 LLC Bank Loan. The November 18, 2018 Promissory Note bears interest, commencing on the date at an initial rate of 8% per annum. The maturity date of the November 18, 2018 Promissory Note will accelerate and be due and payable immediately upon any change of ownership. If the maturity date is extended for any reason whatsoever (including in connection with an acceleration event), the November 18, 2018 Promissory Note will bear interest at a rate of 8% per annum, commencing on the date of any such extension. On December 31, 2023, the November 18, 2018 Promissory Note was modified and the maturity date was extended to December 31, 2024.

On December 31, 2024, Conch and Shell Holdings, Inc. and 6 LLC entered into a Loan Modification Agreement with regards to the November 18, 2018 Promissory Note (“November 18, 2018 Promissory Note Amendment”) to extend the maturity date of the November 18, 2018 Promissory Note to December 31, 2025. The foregoing description of the November 18, 2018 Promissory Note Amendment does not purport to be complete and is qualified in its entirety by reference to the complete text of the November 18, 2018 Promissory Note Amendment, a copy of which is filed as Exhibit 10.40 to this Annual Report on Form 10-K and incorporated into this Form 10-K by reference.

In addition to the foregoing 6 LLC Affiliate Debt, the Toomey Debtholders also have made several unsecured advances to 6 LLC in an aggregate amount of $150,000 and, as of December 31, 2023, the accrued interest thereon was approximately $56,625.

Lease Agreements

The Toomey Debtholders have a combined one-third equity ownership interest in 6 LLC, which as previously discussed, will receive rent payments under the Lease from the Company. Under the terms of the Lease, the Company is leasing the Property from 6 LLC for annual rent of $480,000 paid in twelve (12) monthly payments of $40,000, which is inclusive of electrical, water, sewer, and other utilities. The Lease has an initial term of two years, and may be extended for a period of up to five (5) additional years by the Company. It is anticipated that the rental payments received by 6 LLC will be in part used to service the debts of 6 LLC, including certain debts owed by 6 LLC to the Toomey Debtholders.

Credit Agreements

On October 21, 2024, the Company entered into the CAS Credit Agreement, with CAS. CAS is controlled by Jim and Lori Toomey, who are directors of the Company. The CAS Credit Agreement provided for a line of credit in the aggregate amount of $200,000. The CAS Credit Agreement does not bear any interest expense, but rather provides for a flat fee payment of $500 to CAS, regardless of the amount drawn under such agreement. The CAS Credit Agreement matures on December 20, 2024 and must be repaid in full on that date. On December 16, 2024, the Company repaid all amounts due pursuant to the CAS Credit Agreement.

On October 21, 2024, the Company entered into the 6 LLC Credit Agreement, with 6 LLC. The 6 LLC Credit Agreement provided for a line of credit in the aggregate amount of $100,000. The 6 LLC Credit Agreement also does not bear any interest expense, but rather provides for a flat fee payment of $250 to 6 LLC, regardless of the amount drawn under such agreement. The 6 LLC Credit Agreement matures on December 20, 2024, and must be repaid in full on that date. On December 16, 2024, the Company repaid all amounts due pursuant to the 6 LLC Credit Agreement.

Merger Obligations

On the Merger Closing Date and in connection with the Company’s obligations in connection with the Merger, the Company entered the Purchase Option Agreement with 6 LLC and the Registration Rights Agreement with the Renovo Owners. The Registration Rights Agreement provides that the Renovo Owners can request, under certain circumstances and conditions, that the Company register at the Company’s expense such Merger Shares under the Securities Act so that they may be resold by the Renovo Owners, subject to certain restrictions imposed on former shell companies by the Commission’s rules and regulations. As discussed in this Annual Report, several of the Renovo Owners are current officers and directors of the Company. For additional information regarding the Purchase Option Agreement, see the information contained in Part I Item 2 in this Form 10-K.

Director Independence

There is no established trading market for our common stock and therefore the Company is not subject to director independence requirements. We, however, undertook a review of the independence of our directors using the independence standards for directors provided in the rules of The Nasdaq Stock Market. These rules require consideration of whether any director has a material relationship with us that could interfere with his ability to exercise independent judgment in carrying out his responsibilities. Under Nasdaq Rule 5605(a)(2), however, a director is not considered to be independent if he or she, among other things:

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

•

except under specified limited circumstances, is, or has an immediate family member who is, a partner in, or a controlling stockholder or an executive officer of, any organization to which the Company made, or from which the Company received, payments for property or services in the current or any of the past three fiscal years that exceed 5% of the recipient's consolidated gross revenues for that year, or $200,000, whichever is more.

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

Under such definition, as of September 30, 2024, we have concluded that only James R. Lindsay can be classified as independent.  Each of our other directors are considered a non-independent director because of their appointment as executive officers of the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Astra Audit & Advisory LLC, an independent registered public accounting firm (“AAA”), has served as the Company’s auditors for the fiscal years ending September 30, 2024 and 2023. On June 14, 2024, the Company retained AAA, as the Company’s new independent registered public accounting firm, to audit the Company’s financial statements for the fiscal years ending September 30, 2024 and 2023. As a result of the Company’s engagement of AAA on June 14, 2024, the Company dismissed Accell Audit & Compliance, P.A. as its independent auditor.

Audit and Non-Audit Fees

The following table presents fees for professional audit services rendered by AAA for the audit of the Company’s annual financial statements for the years ended September 30, 2024 and 2023 and fees billed for other services rendered by AAA during this period.

	2024		2023(5)
Audit fees (1)	$91,125	(6)	$37,500
Audit related fees (2)	$0		$0
Tax fees (3)	$0		$0
All other fees (4)	$0		$0

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

(3)	Tax fees consisted principally of assistance with tax compliance, preparation of returns, tax planning, and providing tax guidance.
(4)	Consist of fees for products and services provided by our principal accountants, other than services reported under “Audit fees,” “Audit related fees,” or “Tax fees.”
(5)	Reflects fees paid by Kingfish Holding Corporation prior to the Merger to Accell Audit & Compliance, P.A.
(6)	Reflects $74,025 in fees paid to Accell Audit & Compliance, P.A. and $17,100 paid to Astra Audit & Advisory LLC.

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

2.4

Letter Agreement, dated December 15, 2023 by and between Kingfish Holding Corporation and Renovo Resource Solutions, Inc. incorporated herein by reference to Exhibit 2.4 to the Company’s Annual Report on Form 10-K filed with the Commission on December 19, 2023.

2.5	Form of Investment Letter Agreement incorporated herein by referenced to Exhibit 2.5 to the Company’s Current Report on Form 8-K, filed with the Commission on April 24, 2024.

3.1

Amended and Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed with the Commission on December 17, 2014.

3.2

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, as filed with the State of Delaware on April 18, 2024 incorporated herein by referenced to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on April 24, 2024.

3.3	Amended and Restated Bylaws of the Company, incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K, filed with the Commission on December 17, 2014.

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

40

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

10.7

Amendment to Promissory Note, dated December 15, 2023 by and between Kingfish Holding Corporation and James K. Toomey, amending that certain Promissory Note, dated February 1, 2021 in favor of James K. Toomey in the principal amount of $130,000 incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed with the Commission on December 19, 2023.

10.8

Purchase Option Agreement, dated April 19, 2024 by and between the Company and 6 LLC incorporated herein by referenced to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 24, 2024.

10.9

Lease Agreement, dated April 19, 2024 by and between Renovo and 6 LLC incorporated herein by referenced to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on April 24, 2024.

10.10

Registration Rights Agreement, dated April 19, 2024 by and among the Company and each of the Renovo Owners incorporated herein by referenced to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on April 24, 2024.

10.11

Employment Agreement, dated March 21, 2024 by between Renovo and Randy Moritz incorporated herein by referenced to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Commission on April 24, 2024.

10.12

Promissory Note dated July 1, 2016 in favor of Passing Through, LLC in the principal amount of $600,000 with Renovo as Borrower (as amended) incorporated herein by referenced to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Commission on April 24, 2024.

10.13

Promissory Note dated November 20, 2018 in favor of Conch and Shell Holdings, Inc. in the principal amount of $250,000 with Renovo as Borrower (as amended) incorporated herein by referenced to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Commission on April 24, 2024.

10.14

Promissory Note dated November 20, 2018 in favor of James K. Toomey, Lori Toomey, and Kristen Toomey in the principal amount of $365,000 with Renovo as Borrower (as amended) incorporated herein by referenced to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the Commission on April 24, 2024.

41

10.15

Promissory Note dated September 24, 2014 in favor of James K. Toomey in the principal amount of $100,000 with 6 LLC as Borrower (as amended) incorporated herein by referenced to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the Commission on April 24, 2024.

10.16

Promissory Note dated September 29, 2014 in favor of the Loriann Marie Toomey Rev. Trust u/a 12/08/03 in the principal amount of $300,000 with 6 LLC as Borrower (as amended) incorporated herein by referenced to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed with the Commission on April 24, 2024.

10.17

Promissory Note dated December 5, 2014 in favor of the Loriann Marie Toomey Rev. Trust u/a 12/08/03 in the principal amount of $500,000 with 6 LLC as Borrower (as amended) incorporated herein by referenced to Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed with the Commission on April 24, 2024.

10.18

Promissory Note dated May 15, 2016 in favor of James K. Toomey and Lori Toomey in the principal amount of $50,000 with 6 LLC as Borrower (as amended) incorporated herein by referenced to Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed with the Commission on April 24, 2024.

10.19

Promissory Note dated July 1, 2016 in favor of Passing Through, LLC in the principal amount of $200,000 with 6 LLC as Borrower (as amended) incorporated herein by referenced to Exhibit 10.12 to the Company’s Current Report on Form 8-K, filed with the Commission on April 24, 2024.

10.20

Promissory Note dated November 16, 2016 in favor of Passing Through, LLC in the principal amount of $100,000 with 6 LLC as Borrower (as amended) incorporated herein by referenced to Exhibit 10.13 to the Company’s Current Report on Form 8-K, filed with the Commission on April 24, 2024.

10.21

Bridge Loan dated February 20, 2017 in favor of Lori Toomey, AMI Holdings, Inc., and Conch and Shell Holdings, Inc. in the principal amount of $225,000 with 6 LLC as Borrower (as amended) incorporated herein by referenced to Exhibit 10.14 to the Company’s Current Report on Form 8-K, filed with the Commission on April 24, 2024.

10.22

Promissory Note dated March 26, 2018 in favor of Passing Through, LLC in the principal amount of $100,000 with 6 LLC as Borrower (as amended) incorporated herein by referenced to Exhibit 10.15 to the Company’s Current Report on Form 8-K, filed with the Commission on April 24, 2024.

10.23

Promissory Note dated March 26, 2018 in favor of Conch and Shell Holdings, Inc. in the principal amount of $100,000 with 6 LLC as Borrower (as amended) incorporated herein by referenced to Exhibit 10.16 to the Company’s Current Report on Form 8-K, filed with the Commission on April 24, 2024.

10.24

Promissory Note dated November 18, 2018 in favor of Conch and Shell Holdings, Inc. in the principal amount of $250,000 with 6 LLC as Borrower (as amended) incorporated herein by referenced to Exhibit 10.17 to the Company’s Current Report on Form 8-K, filed with the Commission on April 24, 2024.

10.25

Promissory Note, Business Loan Agreement, and related documents, each dated February 23, 2022 by and between Hancock Whitney Bank and 6 LLC (as amended) incorporated herein by referenced to Exhibit 10.18 to the Company’s Current Report on Form 8-K, filed with the Commission on April 24, 2024.

10.26

Second Amendment to Promissory Note, dated December 31, 2024 by and between Kingfish Holding Corporation and James K. Toomey, amending that certain Promissory Note, dated February 1, 2021 in favor of James K. Toomey in the principal amount of $130,000 incorporated herein by referenced to Exhibit 10.26 to the Company’s Current Report on Form 8-K, filed with the Commission on January 7, 2024.

10.27

Amendment to Promissory Note, dated December 31, 2024 by and between Kingfish Holding Corporation and James K. Toomey, amending that certain Promissory Note, dated March 7, 2022 in favor of James K. Toomey in the principal amount of $50,000 incorporated herein by referenced to Exhibit 10.27 to the Company’s Current Report on Form 8-K, filed with the Commission on January 7, 2024.

42

10.28

Loan Modification Agreement to Promissory Note, dated December 31, 2024 by and between Kingfish Holding Corporation and Passing Through, LLC, amending that certain Promissory Note dated July 1, 2016 in favor of Passing Through, LLC in the principal amount of $600,000 with Renovo as Borrower (as amended) incorporated herein by referenced to Exhibit 10.28 to the Company’s Current Report on Form 8-K, filed with the Commission on January 7, 2024.

10.29

Loan Modification Agreement to Promissory Note, dated December 31, 2024 by and between Kingfish Holding Corporation and Conch and Shell Holdings, Inc., amending that certain Promissory Note dated November 20, 2018 in favor of Conch and Shell Holdings, Inc. in the principal amount of $250,000 with Renovo as Borrower (as amended) incorporated herein by referenced to Exhibit 10.29 to the Company’s Current Report on Form 8-K, filed with the Commission on January 7, 2024.

10.30

Loan Modification Agreement to Promissory Note, dated December 31, 2024 by and between Kingfish Holding Corporation and James K. Toomey, Lori Toomey, and Kristen Toomey, amending that certain Promissory Note dated November 20, 2018 in favor of James K. Toomey, Lori Toomey, and Kristen Toomey in the principal amount of $365,000 with Renovo as Borrower (as amended) incorporated herein by referenced to Exhibit 10.30 to the Company’s Current Report on Form 8-K, filed with the Commission on January 7, 2024.

10.31

Loan Modification Agreement to Promissory Note, dated December 31, 2024 by and between 6 LLC and James K. Toomey, amending that certain Promissory Note dated September 24, 2014 in favor of James K. Toomey in the principal amount of $100,000 with 6 LLC as Borrower (as amended) incorporated herein by referenced to Exhibit 10.31 to the Company’s Current Report on Form 8-K, filed with the Commission on January 7, 2024.

10.32

Loan Modification Agreement to Promissory Note, dated December 31, 2024 by and between 6 LLC and Loriann Marie Toomey Rev. Trust u/a 12/08/03, amending that certain Promissory Note dated September 29, 2014 in favor of the Loriann Marie Toomey Rev. Trust u/a 12/08/03 in the principal amount of $300,000 with 6 LLC as Borrower (as amended) incorporated herein by referenced to Exhibit 10.32 to the Company’s Current Report on Form 8-K, filed with the Commission on January 7, 2024.

10.33

Loan Modification Agreement to Promissory Note, dated December 31, 2024 by and between 6 LLC and Loriann Marie Toomey Rev. Trust u/a 12/08/03, amending that certain Promissory Note dated December 5, 2014 in favor of the Loriann Marie Toomey Rev. Trust u/a 12/08/03 in the principal amount of $500,000 with 6 LLC as Borrower (as amended) incorporated herein by referenced to Exhibit 10.33 to the Company’s Current Report on Form 8-K, filed with the Commission on January 7, 2024.

10.34

Loan Modification Agreement to Promissory Note, dated December 31, 2024 by and between 6 LLC and James K. Toomey and Lori Toomey, amending that certain Promissory Note dated May 15, 2016 in favor of James K. Toomey and Lori Toomey in the principal amount of $50,000 with 6 LLC as Borrower (as amended) incorporated herein by referenced to Exhibit 10.34 to the Company’s Current Report on Form 8-K, filed with the Commission on January 7, 2024.

10.35

Loan Modification Agreement to Promissory Note, dated December 31, 2024 by and between 6 LLC and Passing Through, LLC, amending that certain Promissory Note dated July 1, 2016 in favor of Passing Through, LLC in the principal amount of $200,000 with 6 LLC as Borrower (as amended incorporated herein by referenced to Exhibit 10.35 to the Company’s Current Report on Form 8-K, filed with the Commission on January 7, 2024).

10.36

Loan Modification Agreement to Promissory Note, dated December 31, 2024 by and between 6 LLC and Passing Through, LLC, amending that certain Promissory Note dated November 16, 2016 in favor of Passing Through, LLC in the principal amount of $100,000 with 6 LLC as Borrower (as amended) incorporated herein by referenced to Exhibit 10.36 to the Company’s Current Report on Form 8-K, filed with the Commission on January 7, 2024.

43

10.37

Loan Modification Agreement to Bridge Loan, dated December 31, 2024 by and between 6 LLC and Lori Toomey, AMI Holdings, Inc., and Conch and Shell Holdings, Inc., amending that certain Bridge Loan dated February 20, 2017 in favor of Lori Toomey, AMI Holdings, Inc., and Conch and Shell Holdings, Inc. in the principal amount of $225,000 with 6 LLC as Borrower (as amended incorporated herein by referenced to Exhibit 10.37 to the Company’s Current Report on Form 8-K, filed with the Commission on January 7, 2024).

10.38

Loan Modification Agreement to Promissory Note, dated December 31, 2024 by and between 6 LLC and Passing Through, LLC, amending that certain Promissory Note dated March 26, 2018 in favor of Passing Through, LLC in the principal amount of $100,000 with 6 LLC as Borrower (as amended) incorporated herein by referenced to Exhibit 10.38 to the Company’s Current Report on Form 8-K, filed with the Commission on January 7, 2024.

10.39

Loan Modification Agreement to Promissory Note, dated December 31, 2024 by and between 6 LLC and Conch and Shell Holdings, Inc., amending that certain Promissory Note dated March 26, 2018 in favor of Conch and Shell Holdings, Inc. in the principal amount of $100,000 with 6 LLC as Borrower (as amended) incorporated herein by referenced to Exhibit 10.39 to the Company’s Current Report on Form 8-K, filed with the Commission on January 7, 2024.

10.40

Loan Modification Agreement to Promissory Note, dated December 31, 2024 by and between 6 LLC and Conch and Shell Holdings, Inc., amending that certain Promissory Note dated November 18, 2018 in favor of Conch and Shell Holdings, Inc. in the principal amount of $250,000 with 6 LLC as Borrower (as amended) incorporated herein by referenced to Exhibit 10.40 to the Company’s Current Report on Form 8-K, filed with the Commission on January 7, 2024.

31.1*

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(a)), with respect to the registrant’s Annual Report on Form 10-K for the year ended September 30, 2024.

31.2*

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(a)), with respect to the registrant’s Annual Report on Form 10-K for the year ended September 30, 2024.

32.1*	Certificate of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(b)).

32.2* --	Certificate of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(b)).

101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101). *

______________

* Exhibit Filed Herewith

44

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINGFISH HOLDING CORPORATION

Date: January 13, 2025	By:	/s/ Ted Sparling
Ted Sparling
President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ted Sparling	President, Chief Executive Officer, and Director	January 13, 2025
Ted Sparling	(Principal Executive Officer)

/s/ James K. Toomey	Director	January 13, 2025
James K. Toomey

/s/ James M. La Manna	Director and Chief Financial Officer	January 13, 2025
James M. La Manna	(Principal Financial Officer)

/s/ Randall Moritz	Director and General Manager	January 13, 2025
Randall Moritz

/s/ Keri Moritz	Director	January 13, 2025
Keri Moritz

/s/ Lori Toomey	Director	January 13, 2025
Lori Toomey

/s/ James R. Lindsay	Director	January 13, 2025
James R. Lindsay

45