Form 10-Q
period 2024-12-31
Kingfish Holding Corp
filed 2025-02-13
CIK 1374881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2024

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

As of February 5, 2025, the number of issued and outstanding common shares of the registrant was 837,962.

KINGFISH HOLDING CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KINGFISH HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31, 2024	September 30, 2024
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$559,895	$425,706
Accounts receivable, net	88,240	73,543
Deferred income tax asset	70,320	120,474
Inventory, net	236,778	195,977
Total current assets	955,233	815,700

Due from related party	1,009,580	1,009,580
Right of use asset, net	536,521	645,139
Property and equipment, net	37,939	41,589
Other assets	960	960
Total assets	2,540,233	2,512,968

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$30,278	$126,212
Accrued interest payable	339,809	321,137
Related party loans, current	1,377,171	-
Convertible notes payable to related party	90,000	90,000
Taxes payable	80,108	64,444
Lease liability - current	456,786	447,771
Total current liabilities	2,374,152	1,049,564

Long term liabilities:
Related party loans	-	1,377,671
Lease liability	79,735	197,368
Total liabilities	2,453,887	2,624,603

Commitments and contingencies (Note 13)

Stockholders' equity (deficit):
Preferred stock, par $0.0001, 20,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, par $0.0001, 200,000,000 shares authorized, 837,972 shares issued and outstanding	84	84
Paid-in capital	-	-
Retained earnings (accumulated deficit)	86,262	(111,719)
Total stockholders' equity (deficit)	86,346	(111,635)
Total liabilities and stockholders' equity (deficit)	$2,540,233	$2,512,968

See accompanying notes to unaudited consolidated financial statements

KINGFISH HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS UNAUDITED

	For the three months ended
	December 31,
	2024	2023

Revenues:
Sales	$1,536,631	$822,579
Cost of goods sold	987,212	529,096

Gross profit	549,419	293,483

Expenses:
Operating expenses:
Professional fees	99,681	31,750
Rent expense	120,000	120,000
General and administrative	51,404	35,201
Payroll expense	91,013	96,056
Total operating expenses	362,098	283,007

Income from operations	187,321	10,476

Other income (expense):
Interest income	-	2,992
Interest expense	(18,672)	(19,073)
Gain on extinguishment of accounts payable	95,150	-
Total other income (expense)	76,478	(16,081)

Net income (loss) before income taxes	263,799	(5,605)

Provision for income taxes	65,818	(1,399)

Net income (loss)	$197,981	$(4,206)

Basic and diluted earnings per share on net income (loss)
Basic	$0.24	$(0.01)
Diluted	$0.24	$(0.01)

Weighted average shares outstanding
Basic	837,972	600,000
Diluted	838,152	600,000

See accompanying notes to unaudited consolidated financial statements

KINGFISH HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2024 AND 2023 UNAUDITED

				Retained
	Common Stock			Earnings
		Par	Paid In	(Accumulated
	Shares	$0.0001	Capital	Deficit)	Total
Balance - September 30, 2024	837,972	$84	$-	$(111,719)	$(111,635)

Net income	-	-	-	197,981	197,981

Balance - December 31, 2024	837,972	$84	$-	$86,262	$86,346

	Common Stock
		Par	Paid In	Retained
	Shares	$0.0001	Capital	Earnings	Total
Balance - September 30, 2023	600,000	$60	$-	$790,814	$790,874

Net loss	-	-	-	(4,206)	(4,206)

Balance - December 31, 2023	600,000	$60	$-	$786,608	$786,668

See accompanying notes to unaudited consolidated financial statements

KINGFISH HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	For the three months ended
	December 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$197,981	$(4,206)
Adjustment to reconcile net (loss) income to net cash provided by operating activities:
Depreciation expense	3,650	3,650
Gain on extinguishment of accounts payable	(95,150)	-
Changes in operating assets and liabilities:
Accounts receivable	(14,697)	(24,218)
Inventory	(40,802)	38,807
Deferred tax asset	50,154	111,844
Accounts payable	(784)	19,333
Accrued interest payable	18,672	(202,360)
Taxes payable	15,665	(117,519)
Net change in operating activities	134,689	(174,669)

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Related party loans, net	(500)	(56,522)
Net change in financing activities	(500)	(56,522)

Net Increase (Decrease) in Cash	134,189	(231,191)

Cash - Beginning of the Period	425,706	821,770

Cash - End of the Period	$559,895	$590,579

Supplemental Disclosures of Cash Flows
Cash paid for Interest	$-	$225,712
Cash paid for income taxes	$-	$-

See accompanying notes to unaudited consolidated financial statements

KINGFISH HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

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

2. Summary of Significant Accounting Policies:

Basis of consolidation:

The accompanying consolidated financial statements, which include the accounts of the Company and Renovo have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the three months ended December 31, 2024 and 2023. The consolidated financial statements have been prepared using the accrual basis of accounting in accordance with GAAP and presented in US dollars. They should be read in conjunction with the annual financial statements reported in the latest Form 10-K filed for the year ended September 30, 2024. The results of operations of any interim period are not necessarily indicative of the results for the full year. The fiscal year end is September 30.

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

Cash:

Cash is maintained at a financial institution and, at times, the balance may exceed federally insured limits. The Company has never experienced any losses related to the balance. Currently, the FDIC provides insurance coverage up to $250,000 per depositor at each financial institution and, at times, the Company’s cash balance may exceed the covered limits. The amount in excess of FDIC limits at December 31, 2024 and September 30, 2024 was $157,224 and $65,630, respectively.

For purposes of the consolidated statements of cash flows, the Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash.

Inventories:

Inventories are stated at the lower of cost or net realizable value. Cost, which includes raw materials is determined on a first-in, first-out basis. On a monthly basis, the Company analyzes its inventory levels and reserve for inventory that is expected to expire prior to being sold, inventory that has a cost basis in excess of its expected net realizable value, inventory in excess of expected net realizable value, inventory in excess of expected sales requirements, or inventory that fails to meet commercial sale specifications. Expired inventory is disposed of and the related costs are written off to inventory obsolescence.

Accounts Receivable and Credit Losses

Accounts receivable is stated at net realizable value. The Company estimates and record a provision for expected credit losses related to its consolidated financial instruments, including its trade receivables. The Company considers historical collection rates, the current financial status of its customers, macroeconomic factors, and other industry-specific factors when evaluating for current expected credit losses. Forward-looking information is also considered in the evaluation of current expected credit losses. However, because of the short time to the expected receipt of accounts receivable, the Company believes that the carrying value, net of expected losses, approximates fair value and therefore, the Company relies more on historical and current analysis of such financial instruments, including its trade receivables.

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

At December 31, 2024 and 2023, convertible notes payable to related party of $90,000 can potentially convert into 180 shares of Common Stock. For the three months ended December 31, 2023, the Company had a net loss. As a result, these shares have been excluded from the diluted net loss per share calculations for the three months ended December 31, 2023 because the effect of including them would be anti-dilutive. For the three months ended December 31, 2024, the Company had net income. As such, the shares have been included in the diluted net income per share for the three months ended December 31, 2024.

Segment Reporting:

In November 2023, the FASB issued ASU 2023-07, *Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures*, enhancing segment expense transparency. We have adopted this standard in the current fiscal year. We have determined that we have one reportable segment, which includes acquiring salvage and reselling scrap metals processed and unprocessed ferrous and nonferrous metals from a variety of sources including, manufacturing and industrial plants, metal fabrication plants, electric utilities, machine shops, factories, refineries, demolition businesses, wrecking companies, contractors, and retail individuals. The single segment was identified based on how the Chief Operating Decision Maker, who we have determined to be our Chief Executive Officer, manages and evaluates performance and allocates resources.

Going Concern:

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The principal conditions or events that raised doubt about the Company's ability to continue as a going concern is negative working capital and prior period net loss. In the current period, the Company had net income, net income from operations, and positive cash flows from operations. Based on evaluation of the conditions above, and mitigating factors, management has determined the risk of going concern to be alleviated.

3. Reverse Merger and Reverse Recapitalization

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

Pro Forma Disclosures

The following unaudited pro forma financial results reflects the historical operating results of the Company, including the unaudited pro forma results of Renovo for the three months ended December 31, 2023, respectively, as if the Merger had occurred as of October 1, 2023. The pro forma financial information set forth below reflects adjustments to the historical data of the Company to give effect to the Merger and the related equity issuances as if each had occurred on October 1, 2023. The pro forma information presented below does not purport to represent what the actual results of operations would have been for the periods indicated, nor does it purport to represent the Company’s future results of operations. The following table summarize on an unaudited pro forma basis the Company’s results of operations for the three months ended December 31, 2023:

For the three months ended
December 31,
2023
Net revenue	$822,579
Net loss	$(62,085)
Net loss per share- basic	$(0.10)
Weighted average number of shares of common stock outstanding- basic and diluted	600,000

The calculations of pro forma net revenue and pro forma net loss give effect to the Merger for the period from October 1, 2023 until the respective closing dates for (i) the historical net revenue and net income (loss), as applicable, of the acquired businesses, (ii) incremental depreciation and amortization for each business combination based on the fair value of property, equipment and identifiable intangible assets acquired and the related estimated useful lives, and (iii) recognition of accretion of discounts on obligations with extended payment terms that were assumed in the business combinations.

4. Operating Lease Right-of-Use Asset and Operating Lease Liability

In connection with the closing on the merger (See “Note 3”), the Company entered into a lease agreement with 6 LLC, a Florida limited liability company (“6 LLC”) on April 19, 2024. Under the terms of the Lease the Company is leasing the buildings and property (“Property”) on which the Company conducts its operations from 6 LLC for annual rent of $480,000 paid in twelve (12) monthly payments of $40,000, which is inclusive of electrical, water, sewer, and other utilities. The Lease has an initial term of two years and may be extended for a period of up to five (5) additional years by the Company. The terms of the Lease include customary terms regarding alterations to the Property, maintenance by 6 LLC, insurance, and indemnification and generally reflect terms that would be typically negotiated in an at arm’s-length transaction with modifications to the termination provisions of the Lease to limit 6 LLC’s ability to terminate the Lease in light of the Purchase Option Agreement. Further, the Lease limits 6 LLC’s ability to assign the Lease, while preserving the right of the Company to assign the Lease under certain circumstances.

Operating lease right-of-use asset and liability are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value is the incremental borrowing rate, estimated to be 8%, as the interest rate implicit in most of the Company’s leases is not readily determinable. Operating lease expense is recognized on a straight-line basis over the lease term. Since the common area maintenance expenses are expenses that do not depend on an index or rate, they are excluded from the measurement of the lease liability and recognized in general and administrative expenses on the consolidated statements of operations. During the three months ended December 31, 2024 and 2023, the Company recorded $120,000 in rent expense, respectively, related to this lease.

Right-of-use asset is summarized below:

	December 31, 2024	September 30, 2024
Office lease	$890,318	$890,318
Less: accumulated amortization	(353,797)	(245,179)
Right-of-use asset, net	$536,521	$645,139

Operating lease liability is summarized below:

	December 31, 2024	September 30, 2024
Office lease	$536,521	$645,139
Less: current portion	(456,786)	(447,771)
Long term portion	$79,735	$197,368

Maturity of the lease liability is as follows:

Total
Year ending December 31, 2025	$360,000
Year ending December 31, 2026	200,000
Total future minimum lease payments	560,000
Less: imputed interest	(23,479)
Present value of payments	$536,521

5. Receivables and Loans from Related Parties:

The Company has paid operational expenses and debt on behalf of 6 LLC, a related party who holds the real estate on which the business operates. As of December 31, 2024 and September 30, 2024, the total paid on behalf of 6 LLC and payable to the Company is $1,009,580. These advances bear no interest, are uncollateralized and have no specific due date.

The above transactions and amounts are not necessarily what third parties would have agreed to.

6. Inventory:

The composition of the Company inventories at December 31, 2024 and September 30, 2024 are as follows:

	December 31, 2024	September 30, 2024

Raw Materials	$236,778	$195,977
Inventories, at cost	$236,778	$195,977

7. Property and Equipment:

Property and equipment consisted of the following at December 31, 2024 and September 30, 2024:

	December 31, 2024	September 30, 2024
Leasehold improvements	$7,826	$7,826
Software	19,637	19,637
Furniture and equipment	675,614	675,614
	703,077	703,077
Less: Accumulated depreciation	(665,138)	(661,488)
Total	$37,939	$41,589

During the three months ended December 31, 2024 and 2023, the Company recorded $3,650 of depreciation expense.

8. Related Party Loans:

Related party loans (the “Related Party Loans”) consisted of the following at December 31, 2024 and September 30, 2024:

	December 31, 2024	September 30, 2024
Passing Through, LLC	$581,249	$581,249
Conch and Shell Holdings, Inc.	247,775	248,275
J. Toomey and L. Toomey	333,147	333,147
K. Toomey	35,000	35,000
J. Toomey	180,000	180,000
Total	$1,377,171	$1,377,671
Total current	$1,377,171	-
Total long term	$-	$1,377,671

The Company entered into a note with Passing Through, LLC, for $600,000 effective July 1, 2016. The note bears interest, commencing on the date of the loan, at an initial rate of 5% per annum. The maturity date of the note will accelerate and be due and payable immediately upon any change of control, merger, or other business combination (as defined in the note). If the maturity date is extended for any reason whatsoever (including in connection with an acceleration event), the note will bear interest at a rate of 5% per annum, commencing on the date of any such extension. On October 28, 2022, the note was modified and the maturity date was extended to December 31, 2023. On December 31, 2023, the note was extended to December 31, 2024. On December 31, 2024, the note was extended to December 31, 2025. During the three months ended December 31, 2024 and 2023, the Company recorded $7,325 and $9,568 in interest expense. As of December 31, 2024 and September 30, 2024, the balance of accrued interest was $261,083 and $253,760, respectively.

The Company entered into a note with Conch And Shell Holdings, Inc, for $250,000 effective November 20, 2018. The note bears interest, commencing on the date of the loan, at an initial rate of 8% per annum. The maturity date of the note will accelerate and be due and payable immediately upon any change of control, merger, or other business combination (as defined in the note). If the maturity date is extended for any reason whatsoever (including in connection with an acceleration event), the note will bear interest at a rate of 8% per annum, commencing on the date of any such extension. On October 28, 2022, the note was modified and the maturity date was extended to December 31, 2023. Interest as of December 31, 2023 in the amount of $121,666 was paid during December 2023. On December 31, 2023, the note was extended to December 31, 2024. On December 31, 2024, the note was extended to December 31, 2025. During the three months ended December 31, 2024 and 2023, the Company recorded $5,006 and $5,000 in interest expense, respectively. As of December 31, 2024 and September 30, 2024, the balance of accrued interest was $19,909 and $14,903, respectively.

The Company entered into a note with James K. and Lori M. Toomey, directors, for $365,000 effective November 18, 2018. The note bears interest, commencing on the date of the loan, at an initial rate of 5% per annum. The maturity date of the note will accelerate and be due and payable immediately upon any change of control, merger, or other business combination (as defined in the note). If the maturity date is extended for any reason whatsoever (including in connection with an acceleration event), the note will bear interest at a rate of 5% per annum, commencing on the date of any such extension. On October 28, 2022, the note was modified and the maturity date was extended to December 31, 2023. Interest as of December 31, 2023 in the amount of $103,045 was paid during December 2023. On December 31, 2023, the note was extended to December 31, 2024. On December 31, 2024, the note was extended to December 31, 2025. During the three months ended December 31, 2024 and 2023, the Company recorded $4,199 and $4,067, in interest expense, respectively. As of December 31, 2024 and September 30, 2024, the balance of accrued interest was $16,823 and $12,624, respectively.

The Company entered into a note with K. Toomey, directors, for $35,000 effective November 18, 2018. The note bears interest, commencing on the date of the loan, at an initial rate of 5% per annum. The maturity date of the note will accelerate and be due and payable immediately upon any change of control, merger, or other business combination (as defined in the note). If the maturity date is extended for any reason whatsoever (including in connection with an acceleration event), the note will bear interest at a rate of 5% per annum, commencing on the date of any such extension. On October 28, 2022, the note was modified and the maturity date was extended to December 31, 2023. Interest as of December 31, 2023 in the amount of $103,045 was paid during December 2023. On December 31, 2023, the note was extended to December 31, 2024. On December 31, 2024, the note was extended to December 31, 2025. During the three months ended December 31, 2024 and 2023, the Company recorded $441 and $438 in accrued interest, respectively. As of December 31, 2024 and September 30, 2024, the balance of interest expense was $1,757 and $1,316, respectively.

The Company entered into a note to convert prior advances in a note payable with Mr. Toomey, a director, for $130,000 effective February 1, 2021 (the “2021 Promissory Note”). The 2021 Promissory Note bears interest, commencing on the date of the loan, at an initial rate of 2% per annum and the note matures on March 31, 2024. The maturity date of the note will accelerate and be due and payable immediately upon any change of control, merger, or other business combination (as defined in the note). If the maturity date is extended for any reason whatsoever (including in connection with an acceleration event), the note will bear interest at a rate of 5% per annum, commencing on the date of any such extension.  On December 31, 2024, Mr. Toomey and the Company entered into Amendment to the 2021 Promissory Note to extend the maturity date of the 2021 Promissory Note to December 31, 2025. During the three months ended December 31, 2024 and 2023, the Company recorded $655 and $0 in interest expense, respectively. As of December 31, 2024 and September 30, 2024, the balance of accrued interest was $10,180 and $9,524., respectively.

The Company entered into a note with Mr. Toomey, a director, for $50,000 effective March 7, 2022 (the “2022 Promissory Note”). The note bears interest, commencing on the date of the loan, at an initial rate of 2% per annum and the note matures on December 31, 2024. The maturity date of the note will accelerate and be due and payable immediately upon any change of control, merger, or other business combination (as defined in the note). If the maturity date is extended for any reason whatsoever (including in connection with an acceleration event), the note will bear interest at a rate of 5% per annum, commencing on the date of any such extension. On December 31, 2024, Mr. Toomey and the Company entered into an Amendment to the 2021 Promissory Note to extend the maturity date of the 2022 Promissory Note to December 31, 2025. During the three months ended December 31, 2024 and 2023, the Company recorded $252 and $0 in interest expense, respectively. As of December 31, 2024 and September 30, 2024, the balance of accrued interest was $2,822 and $2,570, respectively.

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

Both the 6 LLC Affiliate Debt, and the Company Security thereof, and the Company Affiliate Debt, and the 6 LLC Security thereof are subordinated to the Bank Loan which has a senior secured security interest in all of the assets of the Company and 6 LLC. Although the Bank Loan is by and between Hancock Whitney Bank and 6 LLC, all of the assets of the Company and all of the assets of 6 LLC, including the property on which the Company conducts business, are used to secure the Bank Loan. As a result, Lori Toomey (a director of the Company) has pledged her personal trust as additional collateral as security for the Bank Loan and she is required to maintain $1 million of liquid assets in her trust. The outstanding amount owed under the Bank Loan as of December 31, 2024 was approximately $1,749,078. Interest accrues on the Bank Loan at an annual rate of 7.36% and is currently being extended on a month-to-month basis pending discussions surrounding an extension of the Bank Loan. The Bank Loan has been on a year-to-year basis since 2019 and the parties historically have extended the Bank Loan and have entered into new loan agreements each year. However, there is no agreement to extend the Bank Loan each year and, as a result, there is a risk that the Bank Loan will not be extended beyond the current maturity date and, if it is extended, that the terms of such Bank Loan may be on terms more disadvantageous as those currently in place (i.e., higher interest rates to reflect current market conditions).

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

9. Convertible Notes Payable to Related Party:

The Company entered into a convertible note with a director for $20,000 effective December 7, 2015. The note bears interest at a rate of 3.5% per annum and all unpaid principal and interest are due on demand by the director. The outstanding principal balance of the note is convertible into the Company’s shares of common stock at the conversion price of $1.00 per share. During the three months ended December 31, 2024 and 2023, the Company recorded $176 and $0 in interest expense, respectively. As of December 31, 2024 and September 30, 2024, the balance of accrued interest was $6,352 and $6,175, respectively.

The Company entered into a convertible note with a director for $20,000 effective March 3, 2016. The note bears interest at a rate of 3.5% per annum and all unpaid principal and interest are due on demand by the director. The outstanding principal balance of the note is convertible into the Company’s shares of common stock at the conversion price of $1.00 per share. During the three months ended December 31, 2024 and 2023, the Company recorded $176 and $0 in interest expense, respectively. As of December 31, 2024 and September 30, 2024, the balance of accrued interest was $6,179 and $6,003, respectively.

The Company entered into a convertible note with a director for $30,000 effective July 11, 2016. The note bears interest at a rate of 3.5% per annum and all unpaid principal and interest are due on demand by the director. The outstanding principal balance of the note is convertible into the Company’s shares of common stock at the conversion price of $1.00 per share. During the three months ended December 31, 2024 and 2023, the Company recorded $265 and $0 in interest expense, respectively. As of December 31, 2024 and September 30, 2024, the balance of accrued interest was $8,903 and $8,639, respectively.

The Company entered into a convertible note with a director for $20,000 effective September 19, 2016. The note bears interest at a rate of 3.5% per annum and all unpaid principal and interest are due on demand by the director. The outstanding principal balance of the note is convertible into the Company’s shares of common stock at the conversion price of $1.00 per share. During the three months ended December 31, 2024 and 2023, the Company recorded $176 and $0 in interest expense, respectively. As of December 31, 2024 and September 30, 2024, the balance of accrued interest was $5,801 and $5,625, respectively.

The above transactions and amounts are not necessarily what third parties would have agreed to.

10. Line of Credit:

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

As described elsewhere in this Interim Report, certain directors of the Company own shares in CAS and control 6 LLC. James K. Toomey and Lori M. Toomey, directors of the Company (together the “Toomey Directors”) own shares in CAS. The shareholders who received shares in connection with the merger of Renovo Resource Solutions, Inc. with and into the Company, which includes, among others, Randall M. Moritz, director, Keri A. Moritz, director, and the Toomey Directors, also are controlling equity holders of 6 LLC.

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

On December 16, 2024, the Company repaid all amounts due pursuant to the CAS Credit Agreement and the 6 LLC Credit Agreement.

11. Preferred Stock:

The Company is authorized to issue up to 2,000,000 shares of Preferred Stock with designations, rights and preferences determined from time to time by our Board of Directors. Accordingly, our Board of Directors is empowered, without shareholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our Common Stock. The terms of the preferred stock have not been approved. As of December 31, 2024 and September 30, 2024, there was no Preferred Stock issued and outstanding.

12. Income Taxes:

The Company's expenses (benefit) for income taxes consist of:

	For the three months ended
	December 31, 2024	December 31, 2023
Current
Federal	$36,251	$(45,597)
State	6,819	(8,577)
Foreign	-	-
	43,070	(54,174)
Deferred
Federal	19,147	44,420
State	3,601	8,355
	22,748	52,775
Total	$65,818	$(1,399)

The components of the net deferred tax asset at December 31, 2024 and September 30, 2024 consist of:

	December 31, 2024	September 30, 2024

Accounts receivable	$(22,016)	$(18,349)
Accounts payable	7,554	31,294
Accrued interest payable	84,782	80,124
Net operating loss	-	27,405
Total	$70,320	$120,474

The following is a reconciliation of the applicable federal income tax as computed at the federal statutory tax rate to the actual income taxes reflected in the Consolidated Statements of Operations for the three months ended December 31, 2024 and 2023.

	Three months ended December 31,
	2024	2023

Tax provision at U.S. federal income tax rate	21%	21%
State income tax provision net of federal	4%	4%

Valuation allowance	(0)%	(0)%

Provision for income taxes	25%	25%

The Company’s earliest tax year that remains subject to examination by all tax jurisdictions was September 30, 2017.

13. Commitments and Contingencies:

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, “Contingencies”. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of December 31, 2024 and September 30, 2024, the Company is not aware of any contingent liabilities that should be reflected in the financial statements.

Purchase Option Agreement

In connection with the closing of the Merger (See Note 3), the Company entered into the Purchase Option Agreement (the “Purchase Option Agreement”) on the Closing Date with 6 LLC, which is solely held by the Renovo Owners prior to the Merger, pursuant to which, the Company will have the exclusive option, subject to certain conditions, in its sole discretion, exercisable at any time within five (5) years after the Closing Date, to acquire 6 LLC in a post-Merger transaction (the “Future Acquisition”) at a purchase price equal to (i) the fair market value of 6 LLC, as determined in accordance with the terms of the Purchase Option Agreement (“Fair Market Value”) plus (ii) a premium equal to fifteen percent (15%) of the Fair Market Value. It is a condition to the exercise of the Purchase Option that the Company either repay the Bank Loan or negotiate the assumption of the Bank Loan by the Company at the closing of the Future Acquisition. Currently, the Company is a guarantor under the Bank Loan.

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

14. Recent Accounting Pronouncements:

In November 2023, the FASB issued ASU 2023-07, *Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures*, enhancing segment expense transparency. The update requires public entities to disclose significant segment expenses regularly provided to the chief operating decision maker and extends certain annual segment disclosures to interim periods. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, with interim period application required starting after December 15, 2024, and early adoption permitted. The Company has adopted this new standard in the current fiscal year.

15. Subsequent Events:

In accordance with ASC 855, Subsequent Events, the Company evaluated subsequent events through the date of this report; the date the consolidated financial statements were available for issue.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the operating results and financial condition of the Company for the fiscal quarters ended December 31, 2024 and 2023.  The discussion and analysis set forth below is intended to assist you in understanding the financial condition and results of our operations and should be read in conjunction with our financial statements and the accompanying notes included elsewhere in this quarterly report. Our results of operations and financial condition, as reflected in the accompanying statements and related notes, are subject to management’s evaluation and interpretations of business conditions, changing market conditions and other factors. Historical results and trends which might appear should not be taken as indicative of future operations.

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

The following factors, among others, could cause actual results to differ materially from those described in the forward-looking statements:

•	the Company’s ability to generate sufficient cash proceeds from its operations or, alternatively, identify, secure and obtain suitable and sufficient financing to continue as a going concern and execute its business plan;

•	general economic, political and market conditions;

•	interest rate and inflation risk;

•	climate related or natural disaster-related events that increases the likelihood of catastrophic losses, disruption to our operations, and related cost of insurance coverage for entities with operations in high fire, hurricane or flood risk areas, including the Company’s operations which are located on the gulf coast of central Florida, a region which is susceptible to hurricanes;

•	government and industry regulation that might affect future operations;

•	potential change of control transactions resulting from any potential future merger, acquisition, or combination with another entity;

•	the potential dilution in our equity (both economically and in voting power) that might result from future financing or from merger, acquisition, or combination activities;

•	the Company’s ability to successfully integrate the operations of Renovo (as defined below) into the Company following the Merger (as defined below), and to operate profitably following such Merger;

•	the Company’s ability to service its outstanding debt obligations and to continue to successfully negotiate economically beneficial annual extensions of its guarantor obligations to 6 LLC’s loan with Hancock Whitney Bank (as described below);

•	the Company’s expectations regarding the anticipated benefits of the Merger and the ability of the Company to achieve the anticipated potential benefits from the Merger, including statements of the plans, strategies and objectives of management with respect to operations of the Company following the Merger;

•	any statements regarding future economic conditions, growth rate, market opportunity or performance of the Company following the Merger;

•	economic, business, competitive, and/or regulatory factors affecting the business of the Company following the Merger;

•	the ability of the Company to obtain and maintain all licenses necessary to operate its business; and

•	statements of belief and any statement of assumptions underlying any of the foregoing.

If any of these risks or uncertainties materializes or any of these assumptions proves incorrect, the results of the Company or the combined company following completion of the Merger could differ materially from the forward-looking statements.  All written or oral forward-looking statements that are made or attributable to us are expressly qualified in their entirety by this cautionary notice.  The forward-looking statements included herein are only made as of the date of this Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2024 (this “Form 10-Q”).  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

Explanatory Note

On April 19, 2024, the Company consummated a merger of Renovo Resource Solutions, Inc. (“Renovo”) with and into the Company (“Merger”), with the Company as the legal surviving entity and Renovo as the accounting surviving entity. For purposes of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the historic results of the Company are those of Renovo as the accounting survivor of the Merger.

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

On September 26, 2024, Hurricane Helene made landfall as a category 4 hurricane near Perry, Florida. Subsequently, on October 9, 2024, Hurricane Milton made landfall as a category 3 hurricane near Sarasota, Florida. Both Hurricane Helene and Hurricane Milton had a significant impact through wind damage and flooding on the area in which the Company conducts business. Following the impacts of Hurricanes Helene and Milton the Company experienced a significant influx of inventory available for purchase from the public at advantageous prices. In addition, certain of the Company’s competitors were temporarily unable to continue operations due to impacts from the hurricanes. In order to capitalize on this opportunity, the Company obtained temporary financing to make inventory purchases as is described below, which loans were fully repaid on December 16, 2024. The Company expects that the effects of Hurricanes Helene and Milton will subside during the first quarter of its next fiscal year, although some elevated inventory levels may remain available for purchase.

The Company does not engage in the business of fabricating or otherwise converting raw materials into products or prepared grades of materials having an existing or potential economic value.

Balance Sheet

At December 31, 2024 and September 30, 2024, the Company had total assets of $2,540,233 and $2,512,968, respectively, total liabilities of $2,453,887 and $2,624,603, respectively, and total stockholders’ equity (deficit) of $86,346 and $(111,635), respectively. The increase of total assets of $27,265 of total assets from September 30, 2024 to December 31, 2024 was due primarily to an increase in inventory. In October 2024, Hurricane Milton made landfall on the Suncoast of Florida.  Storm damage represented a sudden increase in material purchases specifically in Aluminum products, which is not typical or anticipated. Additionally, the Company’s competitors reached capacity and terminated all purchases for 30 days and this offered the Company a unique opportunity to capitalize on material purchases with little to no competition. Inventory was accumulated short term as offload agreements were finalized. The decrease of total liabilities of $170,716 from September 30, 2024 to December 31, 2024 was due primarily to extinguishment of old accounts payable balances.

At September 30, 2024, the Company had an accumulated deficit of $111,719. As December 31, 2024, the Company had retained earnings of $86,346. The change from an accumulated deficit to retained earnings was a result of our net income for the three months ended December 31, 2024 in the amount of $197,981.

Results of Operations

Comparison of Three Months Ended December 31, 2024 and 2023

Revenues

For the three months ended December 31, 2024 and 2023, the Company had total revenues of $1,536,631 and $822,579, respectively, and gross profits of $549,419 and $293,483, respectively. The primary driver of the Company’s revenues are steel prices and the prices of other metal commodities. When metal prices are higher, revenues increase assuming that volume is stable. The Company is primarily impacted by the price of steel, with the price of copper and the price of other metals also significantly contributing to the Company’s revenues and profits. The primary reason for the increase in our revenues was due to the increase in the volume of the Company’s of sales in the three months ended December 31, 2024 when compared to the three months ended December 31, 2023. The increased volume of sales in the current period was primarily the result of decreases in commodity prices combined with stable material volume as well as a sudden increase in material purchases specifically in aluminum products as result of Hurricane Milton.

Cost of goods sold for the three months ended December 31, 2024 and 2023 were $987,212 and $529,096, respectively, resulting in a gross margin of 36% and 36%, respectively. Cost of goods sold consists primary of costs associated with purchasing salvage and scrap metal and increases as prices for these commodities fluctuate. The Company was able to purchase a significant volume of aluminum as a result of Hurricane Milton. As a result, buyers became aggressive in their price offerings to receive material once the bidding price resumed. As a result, the gross margin increased significantly over the period.

Operating Expenses.

The Company’s operating expenses increased from $283,007 for the three months ended December 31, 2023 to $362,098 for the three months ended December 31, 2024 due primarily to an increase in professional fees related to increased audit expenses.

Other Income (Expenses).

Other income (expenses) decreased from $(16,081) for the three months ended December 31, 2023 to $76,478 for the three months ended December 31, 2024 primarily due to the Company recording gain on extinguishment of accounts payable in the amount of $95,150.

Net Income (Loss)

We had net income of $197,981 for the three months ended December 31, 2024, compared to a net loss of $(4,206) for the three months ended December 31, 2023. The net income in the current period was primarily the result of a 87% increase in sales in the current period due to aggressive bidding by buyers as a result of increased aluminum as a result of Hurricane Milton.

Liquidity and Capital Resources

At December 31, 2024 and September 30, 2024, our current liabilities were $2,374,152 and $2,427,235, respectively.

The Company’s principal sources of funds are funds generated by its operations, as well as amounts received from affiliated loans.  Such affiliated loans include both those entered into by the Company prior to the Merger and those entered into by Renovo prior to the Merger.

The consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The principal conditions or events that raised doubt about the Company's ability to continue as a going concern is negative working capital and prior period net loss. In the current period, the Company had net income, net income from operations, and positive cash flows from operations. Based on evaluation of the conditions above, and mitigating factors, management has determined the risk of going concern to be alleviated.

The Company’s ability to finance its working capital requirements and sustain current levels of operations, and to service or retire its outstanding debt obligation, as well as its ability to exercise its Purchase Option (described below), is dependent upon management’s ability to continue to curtail current operating expense and obtain additional financing to augment working capital requirements and support acquisition plans. In order to service or retire such loans and to exercise the Purchase Option, the Company is evaluating possible equity financings. However, the Company has not yet determined whether to pursue an equity financing at this time and there is no assurance that an equity financing will be attempted by the Company, or, in the event that the Company does pursue an equity financing, that such financing would be successful or on terms reasonably satisfactory to the Company.

In connection with the closing on the Merger, the Company entered into a lease agreement with 6 LLC, a Florida limited liability company (“6 LLC”) on April 19, 2024. Under the terms of the Lease the Company is leasing the buildings and property (“Property”) on which the Company conducts its operations from 6 LLC for annual rent of $480,000 paid in twelve (12) monthly payments of $40,000, which is inclusive of electrical, water, sewer, and other utilities. The Lease has an initial term of two years, and may be extended for a period of up to five (5) additional years by the Company. In addition to the Lease, the Company also has entered into a Purchase Option Agreement with the equity owners of 6 LLC(“Purchase Option Agreement”) pursuant to which the Company has the exclusive option, subject to certain conditions, in its sole discretion, exercisable at any time within five (5) years after the closing of the Merger to acquire 6 LLC and, as a result thereof, the Property (the “Purchase Option”). The terms of the Lease include customary terms regarding alterations to the Property, maintenance by 6 LLC, insurance, and indemnification and generally reflect terms that would be typically negotiated in an at arm’s-length transaction with modifications to the termination provisions of the Lease to limit 6 LLC’s ability to terminate the Lease in light of the Purchase Option Agreement. Further, the Lease limits 6 LLC’s ability to assign the Lease, while preserving the right of the Company to assign the Lease under certain circumstances. The Company has not yet determined whether it will exercise the Purchase Option. For more information relating to the Purchase Option Agreement and the Purchase Option, see Financial Statement Note 13.

In addition, the Company has paid operational expenses and debt on behalf of 6 LLC. As of December 31, 2024 and September 30, 2024, the total paid on behalf of 6 LLC and payable to the Company is $1,009,580. These advances bear no interest, are uncollateralized and have no specific due date.

Cash Flow

The following table provides detailed information about our net cash flow for the three months ended December 31, 2024 and 2023:

	Three months ended December 31,
	2024	2023
Net cash provided by (used in) operating activities	$134,689	$(174,669)
Net cash used in investing activities	—	—
Net cash used in financing activities	(500)	(56,522)
Net change in cash and cash equivalents	134,189	(231,191)
Cash and cash equivalents at beginning of period	425,706	821,770
Cash and cash equivalent at end of period	$559,895	$590,579

Net cash provided by operating activities for the three months ended December 30, 2024 was $134,689 compared to $174,669 used in operating activities for the three months ended December 30, 2023. This difference primarily related to net income in the current period coupled with a gain on extinguishment of accounts payable. During the three months ended December 30, 2024 and 2023, there were no investing activities. During the three months ended December 30, 2024, our financing activities used cash of $500 compared to $56,522 during the three months ended December 30, 2023. The difference primarily related to less related party loan activity in the current period.

Affiliate Loans.

Prior to the Merger with Renovo, the Company had no operations and generated no revenues.  As a result, the Company entered into various lending arrangements with related parties to finance its activities in connection with the preparation of its SEC filings and the negotiation of the Merger transaction.  These loans were made to the Company by James K. Toomey. Several of these loans are convertible at the option of Mr. Toomey into shares of the Company’s common stock.

In connection with the Merger, the Company assumed all affiliated loans made to Renovo prior to the Merger, which consisted of loans made to Renovo by James K. Toomey, Lori M. Toomey, and Kristen Toomey, and their affiliated entities, including Conch and Shell Holdings, Inc., AMI Holdings, Inc., and Passing Through, LLC.

Each such affiliated loan made by one or more of James K. Toomey, Lori M. Toomey, and Kristen Toomey, and their affiliated entities, including Conch and Shell Holdings, Inc., AMI Holdings, Inc., and Passing Through, LLC (collectively referred to herein as the “Toomey Debtholders”) to the Company or Renovo prior to the Merger is referred to herein as an “Affiliate Loan” and collectively, such loans, “Company Affiliate Debt.”

The Company Affiliate Debt which was assumed by the Company from Renovo in connection with the Merger, including the Company Security (as defined below), is subordinated to a loan between 6 LLC and Hancock Whitney Bank (the “6 LLC Bank Loan”). The 6 LLC Bank Loan is secured by all of the assets of the Company and is secured by all of the assets of 6 LLC (the “6 LLC Security”).  In addition, 6 LLC’s primary source of funds included loans made to 6 LLC by related parties and their affiliated entities (such loans collectively comprise the “6 LLC Affiliate Debt”). The 6 LLC Affiliate Debt, including the 6 LLC Security, is subordinated to the Bank Loan. The 6 LLC Affiliate Debt is secured by all of the assets of 6 LLC, and certain of the 6 LLC Affiliate Debt is secured by the assets of the Company (the “Company Security”).

As of December 31, 2024 the aggregate principal amount of the Company Affiliated Debt was approximately $1,467,171 and the accrued interest thereon was approximately $339,809.

Set forth below is the outstanding Company Affiliate Debt as of the December 31, 2024.

Affiliate Lender	Date of Original Loan	Principal Amount Borrowed	Annual Interest Rate	Accrued Interest	Maturity Date

James Toomey(1)	December 7, 2015	$20,000	3.50%	$6,352	Convertible(2)
James Toomey(1)	March 3, 2016	$20,000	3.50%	$6,179	Convertible(2)
Passing Through, LLC (Toomey family trust/estate)	July 1, 2016	$600,000	5.00%	$261,084	December 31, 2025
James Toomey(1)	July 11, 2016	$30,000	3.50%	$8,903	Convertible(2)
James Toomey(1)	September 19, 2016	$20,000	3.50%	$5,801	Convertible(2)
Conch and Shell Holdings, Inc.(extended Toomey family)	November 20, 2018	$250,000	8.00%	$19,909	December 31, 2025
James, Lori and Kristen Toomey	November 20, 2018	$365,000	5.00%	$16,823	December 31, 2025
Kristen Toomey	November 20, 2018	$35,000	5.00%	$1,757	December 31, 2025
James Toomey(1)	February 1, 2021	$130,000	2.00%	$10,179	December 31, 2025
James Toomey(1)	March 7, 2022	$50,000	2.00%	$2,822	December 31, 2025

________________

(1)	These notes were entered into by the Company prior to the Merger (and not assumed from Renovo in connection with the Merger) and therefore are not subordinated to the 6 LLC Bank Loan.
(2)	The outstanding principal and accrued interest balance of the convertible notes is convertible into the Company’s shares of common stock at the conversion price of $500.00 per share.

Set forth below is the outstanding 6 LLC Affiliate Debt subject to the Company Security as of December 31, 2024.

Affiliate Lender	Principal Amount Outstanding
James K. Toomey	$100,000
Lori Toomey	$300,000
Lori Toomey	$500,000
James and Lori Toomey	$50,000
Passing Through, LLC	$189,545
Passing Through, LLC	$100,000
Passing Through, LLC	$100,000
Conch and Shell Holdings, Inc.	$100,000
Conch and Shell Holdings, Inc.	$248,725
Lori Toomey, Conch and Shell Holdings, Inc., and AMI Holdings, Inc.	$225,000

                The maturity dates of the 6 LLC Affiliate Debt has been extended to December 31, 2025.

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

For more information relating to the Company Affiliated Debt and the 6 LLC Debt, please see Notes 8 and 9 to the Financial Statements.

Hancock Whitney Bank Loan

The outstanding amount owed under the 6 LLC Bank Loan as of December 31, 2024 was approximately $1,692,074.  Interest accrues on the 6 LLC Bank Loan at an annual rate of 6.735% and it matures on November 13, 2025.  The 6 LLC Bank Loan has been on a year-to-year basis since 2019 and the parties historically have extended the 6 LLC Bank Loan and have entered into new loan agreements each year.  However, there is no agreement to extend the 6 LLC Bank Loan each year and, as a result, there is a risk that the 6 LLC Bank Loan will not be extended beyond the current maturity date and, if it is extended, that the terms of such 6 LLC Bank Loan may be on terms more disadvantageous as those currently in place (i.e., higher interest rates to reflect current market conditions).

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

Special Short-Term Loans for Inventory Purchases.

Following Hurricanes Helene on September 26, 2024 and Milton on October 9, 2024, the Company had an opportunity to purchase additional inventory from the public at advantageous prices. In order to obtain sufficient cash in order to fully take advantage of this opportunity, which was expected to be available for only for a relatively short period of time, the Company entered into a credit agreement with Conch and Shell Holdings, Inc., a Florida corporation (“CAS”), with a line of credit in the aggregate amount of $200,000 (the “CAS Credit Agreement”) and a credit agreement with 6 LLC, with a line of credit in the aggregate amount of $100,000 (the “6 LLC Credit Agreement” and together with the CAS Credit Agreement, the “Credit Agreements”).

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

The CAS Credit Agreement did not bear any interest expense, but rather provided for a flat fee payment of $500 to CAS, regardless of the amount drawn under such agreement. Under its terms, the CAS Credit Agreement was set to mature on December 20, 2024 and was required to be repaid in full on that date.  Amounts due under the CAS Credit Agreement were permitted to be accelerated and be due and payable at CAS’ option immediately upon any incurrence of additional indebtedness or the occurrence of any merger, consolidation, sale of assets, and other customary events of default as set forth in the CAS Credit Agreement.  If any Event of Default (as defined in the CAS Credit Agreement) exists and is continuing, amounts borrowed pursuant to the CAS Credit Agreement will then bear interest at a rate of 10% per annum.

The 6 LLC Credit Agreement also did not bear any interest expense, but rather provided for a flat fee payment of $250 to 6 LLC, regardless of the amount drawn under such agreement. The 6 LLC Credit Agreement was set to mature on December 20, 2024, and was required to be repaid in full on that date.  Amounts due under the 6 LLC Credit Agreement were permitted to be accelerated and be due and payable at 6 LLC’s option immediately upon any incurrence of additional indebtedness or the occurrence of any merger, consolidation, sale of assets, and other customary events of default as set forth in the 6 LLC Credit Agreement.  If any Event of Default (as defined in the 6 LLC Credit Agreement) exists and is continuing, amounts borrowed pursuant to the 6 LLC Credit Agreement will then bear interest at a rate of 10% per annum. Under the terms of both the CAS Credit Agreement the 6 LLC Agreement, the Company must first draw down all funds available under the CAS Agreement before any amounts may be drawn under the 6 LLC Credit Agreement.

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

Our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of the end of such period, our disclosure controls and procedures were not effective as of December 31, 2024 due to material weakness in our internal control over financial reporting in providing reasonable assurance in timely alerting management to material information relating to the Company and that information required to be disclosed in our reports is recorded, processed, summarized, and reported as required to be included in our periodic filings with the Commission.

The Company is currently evaluating a number of steps to enhance our disclosure controls and procedures, as well as our internal control over financial reporting, and address these material weaknesses, including: appointing specific financial reporting personnel with technical accounting and financial reporting experience, adopting policies to ensure proper internal communications and review in connection with non-routine transactions, enhancing our internal review procedures during the financial statement closing process, and designing and implementing journal entry procedures and controls. Following the completion of the Merger, the Company contracted with a financial consultant and is continuing to evaluate additional steps to enhance its disclosure controls and procedures including evaluating whether to retain additional consultants. Despite the existence of these material weaknesses, the Company believes the financial information presented herein is materially correct and in accordance with generally accepted accounting principles in the United States.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

(a) None.

(b) None

(c) None

ITEM 6. EXHIBITS

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(a)), with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2024. *

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(a)), with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2024. *

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

KINGFISH HOLDING CORPORATION

Date: February 13, 2025	By:	/s/ Ted Sparling
Ted Sparling Chief Executive Officer (Principal Executive Officer)

