Form 10-Q
period 2025-03-31
Kingfish Holding Corp
filed 2025-05-15
CIK 1374881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________________

FORM 10-Q

___________________________________________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025

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

As of May 10, 2025, the number of issued and outstanding common shares of the registrant was 837,962.

KINGFISH HOLDING CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KINGFISH HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31, 2025	September 30, 2024
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$863,875	$425,706
Accounts receivable, net	88,240	73,543
Deferred income tax asset	68,462	120,474
Inventory, net	187,616	195,977
Total current assets	1,208,193	815,700

Due from related party	1,009,580	1,009,580
Right of use asset, net	425,716	645,139
Property and equipment, net	37,507	41,589
Other assets	960	960
Total assets	$2,681,956	$2,512,968

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$32,571	$126,212
Accrued interest payable	271,806	321,137
Related party loans, current	1,377,171	-
Convertible notes payable to related party	-	90,000
Taxes payable	155,308	64,444
Lease liability - current	425,716	447,771
Total current liabilities	2,262,572	1,049,564

Long term liabilities:
Related party loans	-	1,377,671
Lease liability	-	197,368
Total liabilities	2,262,572	2,624,603

Commitments and contingencies (Note 12)

Stockholders' equity (deficit):
Preferred stock, par $0.0001, 2,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, par $0.0001, 20,000,000 shares authorized, 837,962 shares issued and outstanding	84	84
Paid-in capital	-	-
Retained earnings (accumulated deficit)	419,300	(111,719)
Total stockholders' equity (deficit)	419,384	(111,635)
Total liabilities and stockholders' equity (deficit)	$2,681,956	$2,512,968

See accompanying notes to unaudited consolidated financial statements

KINGFISH HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	For the three months ended		For the six months ended
	March 31,		March 31,
	2025	2024	2025	2024

Revenues:
Sales	$1,446,847	$879,825	$2,983,478	$1,702,404
Cost of goods sold	644,351	496,386	1,631,563	1,025,482

Gross profit	802,496	383,439	1,351,915	676,922

Expenses:
Operating expenses:
Professional fees	107,433	96,269	207,114	128,019
Rent expense	120,000	120,000	240,000	240,000
General and administrative	20,141	20,133	71,545	55,334
Payroll expense	112,535	104,891	203,548	200,947
Total operating expenses	360,109	341,293	722,207	624,300

Income from operations	442,387	42,146	629,708	52,622

Other income (expense):
Interest income	-	2,992	-	5,984
Interest expense	(18,000)	(19,072)	(36,672)	(38,145)
Gain on extinguishment of accounts payable	-	-	95,150	-
Total other income (expense)	(18,000)	(16,080)	58,478	(32,161)

Net income before income taxes	424,387	26,066	688,186	20,461

Provision for income taxes	91,349	6,503	157,167	5,104

Net income	$333,038	$19,563	$531,019	$15,357

Basic and diluted earnings per share on net income
Basic	$0.40	$0.03	$0.63	$0.03
Diluted	$0.40	$0.03	$0.63	$0.03

Weighted average shares outstanding
Basic	837,962	600,000	837,962	600,000
Diluted	838,152	600,180	838,152	600,180

See accompanying notes to unaudited consolidated financial statements

KINGFISH HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2025 AND 2024
UNAUDITED

	Common Stock			Retained Earnings
		Par	Paid In	(Accumulated
	Shares	$0.0001	Capital	Deficit)	Total
Balance - September 30, 2024	837,962	$84	$-	$(111,719)	$(111,635)

Net income	-	-	-	197,981	197,981

Balance - December 31, 2024	837,962	84	-	86,262	86,346

Net income	-	-	-	333,038	333,038

Balance - March 31, 2025	837,962	$84	$-	$419,300	$419,384

	Common Stock
		Par	Paid In	Retained
	Shares	$0.0001	Capital	Earnings	Total
Balance - September 30, 2023	600,000	$60	$-	$790,387	$790,447

Net loss	-	-	-	(4,206)	(4,206)

Balance - December 31, 2023	600,000	60	-	786,181	786,241

Net income	-	-	-	19,563	19,563

Balance - March 31, 2024	600,000	$60	$-	$805,744	$805,804

See accompanying notes to unaudited consolidated financial statements

KINGFISH HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	For the six months ended
	March 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$531,019	$15,357
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation expense	4,082	4,867
Gain on extinguishment of accounts payable	(95,150)	-
Changes in operating assets and liabilities:
Accounts receivable	(14,697)	(23,566)
Deferred income tax asset	52,012	113,244
Inventory	8,360	60,100
Accounts payable	1,511	18,940
Accrued interest payable	(49,331)	(184,675)
Taxes payable	90,863	(112,415)
Net change in operating activities	528,669	(108,148)

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of convertible notes payable to related party	(90,000)	-
Advances from related party line of credit	200,000
Repayment of related party line of credit	(200,000)
Related party loans, net	(500)	(94,903)
Net change in financing activities	(90,500)	(94,903)

Net Increase (Decrease) in Cash	438,169	(203,051)

Cash and cash equivalents - Beginning of the Period	425,706	821,770

Cash and cash equivalents - End of the Period	$863,875	$618,719

Supplemental Disclosures of Cash Flows
Cash paid for Interest	$86,003	$225,712
Cash paid for income taxes	$-	$-

See accompanying notes to unaudited consolidated financial statements

KINGFISH HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

Unaudited

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

2. Summary of Significant Accounting Policies:

Basis of presentation and consolidation:

The accompanying unaudited consolidated financial statements, which include the presentation and accounts of the Company and Renovo have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the three and six months ended March 31, 2025 and 2024. The unaudited consolidated financial statements have been prepared using the accrual basis of accounting in accordance with GAAP and presented in US dollars. They should be read in conjunction with the annual financial statements reported in the latest Form 10-K filed for the year ended September 30, 2024. The results of operations of any interim period are not necessarily indicative of the results for the full year. The fiscal year end is September 30.

The unaudited consolidated financial statements include the accounts of Kingfish and Renovo. Renovo is a wholly owned subsidiary of Kingfish. All significant intercompany balances and transactions have been eliminated.

Use of estimates:

The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any at the date of the unaudited consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Cash:

Cash is maintained at a financial institution and, at times, the balance may exceed federally insured limits. The Company has never experienced any losses related to the balance. Currently, the FDIC provides insurance coverage up to $250,000 per depositor at each financial institution. The amount in excess of FDIC limits at March 31, 2025 and September 30, 2024 was $426,839 and $65,630, respectively.

For purposes of the unaudited consolidated statements of cash flows, the Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash.

Inventories:

Inventories are stated at the lower of cost or net realizable value. Cost, which includes raw materials is determined on a first-in, first-out basis. On a monthly basis, the Company analyzes its inventory levels and reserve for inventory that is expected to expire prior to being sold, inventory that has a cost basis in excess of its expected net realizable value, inventory in excess of expected net realizable value, inventory in excess of expected sales requirements, or inventory that fails to meet commercial sale specifications. Expired inventory is disposed of and the related costs are written off to inventory obsolescence. As of March 31, 2025 and December 31, 2024, the balance of inventory was $187,616 and $195,977, respectively.

Accounts Receivable and Credit Losses

Accounts receivable is stated at net realizable value. The Company estimates and records a provision for expected credit losses related to its consolidated financial instruments, including its trade receivables. The Company considers historical collection rates, the current financial status of its customers, macroeconomic factors, and other industry-specific factors when evaluating for current expected credit losses. Forward-looking information is also considered in the evaluation of current expected credit losses. However, because of the short time to the expected receipt of accounts receivable, the Company believes that the carrying value, net of expected losses, approximates fair value and therefore, the Company relies more on historical and current analysis of such financial instruments, including its trade receivables.

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

Operating leases right-of use (“ROU”) assets represents the right to use the leased assets for the lease term and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is presented on the unaudited consolidated statements of operations.

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

Net income per share:

Basic income per share is computed by dividing net income available to common stockholders by the weighted average number of outstanding common shares during the period of computation. Diluted loss per share gives effect to potentially dilutive common shares outstanding. The Company gives effect to these dilutive securities using the If-Converted Method. Potentially dilutive securities include convertible financial instruments.

At March 31, 2025 and 2024, convertible notes payable to related party of $90,000 can potentially convert into 180 shares of Common Stock. For the three and six months ended March 31, 2025 and 2024, the Company had net income. As such, the shares have been included in the diluted net income per share for the three and six months ended March 31, 2025 and 2024.

Segment Reporting:

In November 2023, the FASB issued ASU 2023-07, *Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures*, enhancing segment expense transparency. The Company has adopted this standard in the current fiscal year. The Company has determined that its has one reportable segment, which includes acquiring salvage and reselling scrap metals processed and unprocessed ferrous and nonferrous metals from a variety of sources including, manufacturing and industrial plants, metal fabrication plants, electric utilities, machine shops, factories, refineries, demolition businesses, wrecking companies, contractors, and retail individuals. The single segment was identified based on how the Chief Operating Decision Maker, who they have determined to be its Chief Executive Officer, manages and evaluates performance and allocates resources.

Going Concern:

These unaudited consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The principal conditions or events that raised doubt about the Company's ability to continue as a going concern is negative working capital and prior period net loss. In the current period, the Company had net income, net income from operations, and positive cash flows from operations. Based on evaluation of the conditions above, and mitigating factors, management has determined the risk of going concern to be alleviated.

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

The number of shares of Common Stock issued immediately following the consummation of the Reverse Recapitalization were as follows:

Number of
shares
Common Stock outstanding at April 19, 2024 prior to Merger	237,962
Common stock issuable to Renovo Owners	600,000
Total shares of Common Stock as of close of Reverse Recapitalization	837,962

Pro Forma Disclosures

The following unaudited pro forma financial results reflects the historical operating results of the Company, including the unaudited pro forma results of Renovo for the three and six months ended March 31, 2024, respectively, as if the Merger had occurred as of October 1, 2023. The pro forma financial information set forth below reflects adjustments to the historical data of the Company to give effect to the Merger and the related equity issuances as if each had occurred on October 1, 2023. The pro forma information presented below does not purport to represent what the actual results of operations would have been for the periods indicated, nor does it purport to represent the Company’s future results of operations. The following tables summarize on an unaudited pro forma basis the Company’s results of operations for the three and six months ended March 31, 2024:

	For the six months ended	For the three months ended
	March 31,	March 31,
	2024	2024
Net revenue	$1,702,404	$879,825
Net loss	$(82,562)	$(15,373)
Net loss per share- basic	$(0.14)	$(0.10)
Weighted average number of shares of common stock outstanding- basic	600,000	600,000
Net loss per share- diluted	$(0.14)	$(0.03)
Weighted average number of shares of common stock outstanding- diluted	600,180	600,180

The calculations of pro forma net revenue and pro forma net loss give effect to the Merger for the period from October 1, 2023 until the respective closing dates for (i) the historical net revenue and net loss, as applicable, of the acquired businesses, (ii) incremental depreciation and amortization for each business combination based on the fair value of property, equipment and identifiable intangible assets acquired and the related estimated useful lives, and (iii) recognition of accretion of discounts on obligations with extended payment terms that were assumed in the business combinations.

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

Operating lease right-of-use asset and liability are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value is the incremental borrowing rate, estimated to be 8%, as the interest rate implicit in most of the Company’s leases is not readily determinable. Operating lease expense is recognized on a straight-line basis over the lease term. Since the common area maintenance expenses are expenses that do not depend on an index or rate, they are excluded from the measurement of the lease liability and recognized in general and administrative expenses on the unaudited consolidated statements of operations. During the six months ended March 31, 2025 and 2024, the Company recorded $240,000 in rent expense, respectively, related to this lease. During the three months ended March 31, 2025 and 2024, the Company recorded $120,000 in rent expense, respectively, related to this lease.

Right-of-use asset is summarized below:

	March 31, 2025	September 30, 2024
Office lease	$890,318	$890,318
Less: accumulated amortization	(464,602)	(245,179)
Right-of-use asset, net	$425,716	$645,139

Operating lease liability is summarized below:

	March 31, 2025	September 30, 2024
Office lease	$425,716	$645,139
Less: current portion	(425,716)	(447,771)
Long term portion	$-	$197,368

Maturity of the lease liability is as follows:

Total
Year ending September 30, 2025	$240,000
Year ending September 30, 2026	200,000
Total future minimum lease payments	440,000
Less: imputed interest	(14,284)
Present value of payments	$425,716

5. Receivables and Loans from Related Parties:

The Company has paid operational expenses and debt on behalf of 6 LLC, a related party who holds the real estate on which the business operates. As of March 31, 2025 and September 30, 2024, the total paid on behalf of 6 LLC and payable to the Company is $1,009,580. These advances bear no interest, are uncollateralized and have no specific due date.

The above transactions and amounts are not necessarily what third parties would have agreed to.

6. Property and Equipment:

Property and equipment consisted of the following at March 31, 2025 and September 30, 2024:

	March 31, 2025	September 30, 2024
Leasehold improvements	$7,826	$7,826
Software	19,637	19,637
Furniture and equipment	675,614	675,614
	703,077	703,077
Less: Accumulated depreciation	(665,570)	(661,488)
Total	$37,507	$41,589

During the six months ended March 31, 2025 and 2024, the Company recorded $4,082 of depreciation expense. During the three months ended March 31, 2025 and 2024, the Company recorded $2,040 of depreciation expense. Depreciation expense is recorded in general and administrative expenses in the unaudited consolidated statement of operations.

7. Related Party Loans:

Related party loans (the “Related Party Loans”) consisted of the following at March 31, 2025 and September 30, 2024:

	March 31, 2025	September 30, 2024
Passing Through, LLC	$581,249	$581,249
Conch and Shell Holdings, Inc.	247,775	248,275
J. Toomey and L. Toomey	333,147	333,147
K. Toomey	35,000	35,000
J. Toomey	180,000	180,000
Total	$1,377,171	$1,377,671
Total current	$1,377,171	-
Total long term	$-	$1,377,671

The Company entered into a note with Passing Through, LLC, for $600,000 effective July 1, 2016. The note bears interest, commencing on the date of the loan, at an initial rate of 5% per annum. The maturity date of the note will accelerate and be due and payable immediately upon any change of control, merger, or other business combination (as defined in the note). If the maturity date is extended for any reason whatsoever (including in connection with an acceleration event), the note will bear interest at a rate of 5% per annum, commencing on the date of any such extension. On October 28, 2022, the note was modified and the maturity date was extended to December 31, 2023. On December 31, 2023, the note was extended to March 31, 2025. On March 31, 2025, the note was extended to December 31, 2025. During the six months ended March 31, 2025 and 2024, the Company recorded $14,491 and $14,571 in interest expense, respectively. During the three months ended March 31, 2025 and 2024, the Company recorded $7,166 and $7,246 in interest expense, respectively. As of March 31, 2025 and September 30, 2024, the balance of accrued interest was $268,249 and $253,760, respectively.

The Company entered into a note with Conch And Shell Holdings, Inc, for $250,000 effective November 20, 2018. The note bears interest, commencing on the date of the loan, at an initial rate of 8% per annum. The maturity date of the note will accelerate and be due and payable immediately upon any change of control, merger, or other business combination (as defined in the note). If the maturity date is extended for any reason whatsoever (including in connection with an acceleration event), the note will bear interest at a rate of 8% per annum, commencing on the date of any such extension. On October 28, 2022, the note was modified and the maturity date was extended to December 31, 2023. Interest as of December 31, 2023 in the amount of $121,666 was paid during December 2023. On December 31, 2023, the note was extended to March 31, 2025. On March 31, 2025, the note was extended to December 31, 2025. During the six months ended March 31, 2025 and 2024, the Company recorded $9,904 and $9,958 in interest expense, respectively. During the three months ended March 31, 2025 and 2024, the Company recorded $4,897 and $4,952 in interest expense, respectively. During the three months ended March 31, 2025, the Company repaid $23,120 in accrued interest. As of March 31, 2025 and September 30, 2024, the balance of accrued interest was $1,687 and $14,903, respectively.

The Company entered into a note with James K. and Lori M. Toomey, directors, for $365,000 effective November 18, 2018. The note bears interest, commencing on the date of the loan, at an initial rate of 5% per annum. The maturity date of the note will accelerate and be due and payable immediately upon any change of control, merger, or other business combination (as defined in the note). If the maturity date is extended for any reason whatsoever (including in connection with an acceleration event), the note will bear interest at a rate of 5% per annum, commencing on the date of any such extension. On October 28, 2022, the note was modified and the maturity date was extended to December 31, 2023. Interest as of December 31, 2023 in the amount of $103,045 was paid during December 2023. On December 31, 2023, the note was extended to March 31, 2025. On March 31, 2025, the note was extended to December 31, 2025. During the six months ended March 31, 2025 and 2024, the Company recorded $8,306 and $8,351, in interest expense, respectively. During the three months ended March 31, 2025 and 2024, the Company recorded $4,107 and $4,153, in interest expense, respectively. During the three months ended March 31, 2025, the Company repaid $19,516 in accrued interest. As of March 31, 2025 and September 30, 2024, the balance of accrued interest was $1,414 and $12,624, respectively.

The Company entered into a note with K. Toomey, directors, for $35,000 effective November 18, 2018. The note bears interest, commencing on the date of the loan, at an initial rate of 5% per annum. The maturity date of the note will accelerate and be due and payable immediately upon any change of control, merger, or other business combination (as defined in the note). If the maturity date is extended for any reason whatsoever (including in connection with an acceleration event), the note will bear interest at a rate of 5% per annum, commencing on the date of any such extension. On October 28, 2022, the note was modified and the maturity date was extended to December 31, 2023. Interest as of December 31, 2023 in the amount of $103,045 was paid during December 2023. On December 31, 2023, the note was extended to March 31, 2025. On March 31, 2025, the note was extended to December 31, 2025. During the six months ended March 31, 2025 and 2024, the Company recorded $873 and $877, in interest expense, respectively. During the three months ended March 31, 2025 and 2024, the Company recorded $432 and $436, in interest expense, respectively. During the three months ended March 31, 2025, the Company repaid $2,040 in accrued interest. As of March 31, 2025 and September 30, 2024, the balance of interest expense was $149 and $1,316, respectively.

The Company entered into a note to convert prior advances in a note payable with Mr. Toomey, a director, for $130,000 effective February 1, 2021 (the “2021 Promissory Note”). The 2021 Promissory Note bears interest, commencing on the date of the loan, at an initial rate of 2% per annum and the note matures on March 31, 2024. The maturity date of the note will accelerate and be due and payable immediately upon any change of control, merger, or other business combination (as defined in the note). If the maturity date is extended for any reason whatsoever (including in connection with an acceleration event), the note will bear interest at a rate of 5% per annum, commencing on the date of any such extension.  On March 31, 2025, Mr. Toomey and the Company entered into Amendment to the 2021 Promissory Note to extend the maturity date of the 2021 Promissory Note to December 31, 2025. During the six months ended March 31, 2025 and 2024, the Company recorded $1,296 and $1,304, in interest expense, respectively. During the three months ended March 31, 2025 and 2024, the Company recorded $641 and $648, in interest expense, respectively. During the three months ended March 31, 2025, the Company repaid $10,600 in accrued interest. As of March 31, 2025 and September 30, 2024, the balance of accrued interest was $220 and $9,524, respectively.

The Company entered into a note with Mr. Toomey, a director, for $50,000 effective March 7, 2022 (the “2022 Promissory Note”). The note bears interest, commencing on the date of the loan, at an initial rate of 2% per annum and the note matures on March 31, 2025. The maturity date of the note will accelerate and be due and payable immediately upon any change of control, merger, or other business combination (as defined in the note). If the maturity date is extended for any reason whatsoever (including in connection with an acceleration event), the note will bear interest at a rate of 5% per annum, commencing on the date of any such extension. On March 31, 2025, Mr. Toomey and the Company entered into an Amendment to the 2021 Promissory Note to extend the maturity date of the 2022 Promissory Note to December 31, 2025.  During the six months ended March 31, 2025 and 2024, the Company recorded $499 and $501, in interest expense, respectively. During the three months ended March 31, 2025 and 2024, the Company recorded $247 and $249, in interest expense, respectively. During the three months ended March 31, 2025, the Company repaid $2,984 in accrued interest. As of March 31, 2025 and September 30, 2024, the balance of accrued interest was $85 and $2,570, respectively.

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

Both the 6 LLC Affiliate Debt, and the Company Security thereof, and the Company Affiliate Debt, and the 6 LLC Security thereof are subordinated to the Bank Loan which has a senior secured security interest in all of the assets of the Company and 6 LLC. Although the Bank Loan is by and between Hancock Whitney Bank and 6 LLC, all of the assets of the Company and all of the assets of 6 LLC, including the property on which the Company conducts business, are used to secure the Bank Loan. As a result, Lori Toomey (a director of the Company) has pledged her personal trust as additional collateral as security for the Bank Loan and she is required to maintain $1 million of liquid assets in her trust. The outstanding amount owed under the Bank Loan as of March 31, 2025 was approximately $1,749,078. Interest accrues on the Bank Loan at an annual rate of 7.36% and is currently being extended on a month-to-month basis pending discussions surrounding an extension of the Bank Loan. The Bank Loan has been on a year-to-year basis since 2019 and the parties historically have extended the Bank Loan and have entered into new loan agreements each year. However, there is no agreement to extend the Bank Loan each year and, as a result, there is a risk that the Bank Loan will not be extended beyond the current maturity date and, if it is extended, that the terms of such Bank Loan may be on terms more disadvantageous as those currently in place (i.e., higher interest rates to reflect current market conditions).

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

8. Convertible Notes Payable to Related Party:

The Company entered into a convertible note with a director for $20,000 effective December 7, 2015. The note bears interest at a rate of 3.5% per annum and all unpaid principal and interest are due on demand by the director. The outstanding principal balance of the note is convertible into the Company’s shares of common stock at the conversion price of $1.00 per share. During the six months ended March 31, 2025 and 2024, the Company recorded $290 and $351, in interest expense, respectively. During the three months ended March 31, 2025 and 2024, the Company recorded $113 and $175, in interest expense, respectively. During the three months ended March 31, 2025, the Company repaid the loan in full including $6,465 in accrued interest. As of March 31, 2025 and September 30, 2024, the balance of accrued interest was $0 and $6,175, respectively.

The Company entered into a convertible note with a director for $20,000 effective March 3, 2016. The note bears interest at a rate of 3.5% per annum and all unpaid principal and interest are due on demand by the director. The outstanding principal balance of the note is convertible into the Company’s shares of common stock at the conversion price of $1.00 per share. During the six months ended March 31, 2025 and 2024, the Company recorded $290 and $351, in interest expense, respectively. During the three months ended March 31, 2025 and 2024, the Company recorded $113 and $175, in interest expense, respectively. During the three months ended March 31, 2025, the Company repaid the loan in full including $6,293 in accrued interest. As of March 31, 2025 and September 30, 2024, the balance of accrued interest was $0 and $6,003, respectively.

The Company entered into a convertible note with a director for $30,000 effective July 11, 2016. The note bears interest at a rate of 3.5% per annum and all unpaid principal and interest are due on demand by the director. The outstanding principal balance of the note is convertible into the Company’s shares of common stock at the conversion price of $1.00 per share. During the six months ended March 31, 2025 and 2024, the Company recorded $434 and $526, in interest expense, respectively. During the three months ended March 31, 2025 and 2024, the Company recorded $170 and $262, in interest expense, respectively. During the three months ended March 31, 2025, the Company repaid the loan in full including $9,073 in accrued interest. As of March 31, 2025 and September 30, 2024, the balance of accrued interest was $0 and $8,639, respectively.

The Company entered into a convertible note with a director for $20,000 effective September 19, 2016. The note bears interest at a rate of 3.5% per annum and all unpaid principal and interest are due on demand by the director. The outstanding principal balance of the note is convertible into the Company’s shares of common stock at the conversion price of $1.00 per share. During the six months ended March 31, 2025 and 2024, the Company recorded $290 and $351, in interest expense, respectively. During the three months ended March 31, 2025 and 2024, the Company recorded $113 and $175, in interest expense, respectively During the three months ended March 31, 2025, the Company repaid the loan in full including $5,915 in accrued interest. As of March 31, 2025 and September 30, 2024, the balance of accrued interest was $0 and $5,625, respectively.

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

On December 16, 2024, the Company repaid all amounts due pursuant to the CAS Credit Agreement and the 6 LLC Credit Agreement.

10. Preferred Stock:

The Company is authorized to issue up to 20,000,000 shares of Preferred Stock with designations, rights and preferences determined from time to time by our Board of Directors. Accordingly, our Board of Directors is empowered, without shareholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our Common Stock. The terms of the preferred stock have not been approved. As of March 31, 2025 and September 30, 2024, there was no Preferred Stock issued and outstanding.

11. Income Taxes:

The Company's expenses (benefit) for income taxes consist of:

	For the six months ended
	March 31, 2025	March 31, 2024
Current
Federal	$130,720	$8,356
State	24,588	1,572
Foreign	-	-
	155,308	9,928
Deferred
Federal	1,565	(4,060)
State	294	(764)
	1,859	(4,824)
Total	$157,167	$5,104

	For the three months ended
	March 31, 2025	March 31, 2024
Current
Federal	$94,469	$53,953
State	17,769	10,149
Foreign	-	-
	112,238	64,102
Deferred
Federal	(17,582)	(48,480)
State	(3,307)	(9,119)
	(20,889)	(57,599)
Total	$91,349	$6,503

The components of the net deferred tax asset at March 31, 2025 and September 30, 2024 consist of:

	March 31, 2025	September 30, 2024

Accounts receivable	$(22,016)	$(18,349)
Accounts payable	8,127	31,294
Accrued interest payable	82,351	80,124
Net operating loss	-	27,405
Total	$68,462	$120,474

The following is a reconciliation of the applicable federal income tax as computed at the federal statutory tax rate to the actual income taxes reflected in the unaudited Consolidated Statements of Operations for the three and six months ended March 31, 2025 and 2024.

	Three and Six months ended March 31,
	2025	2024

Tax provision at U.S. federal income tax rate	21%	21%
State income tax provision net of federal	4%	4%

Valuation allowance	(0)%	(0)%

Provision for income taxes	25%	25%

The Company’s earliest tax year that remains subject to examination by all tax jurisdictions was September 30, 2018.

12. Commitments and Contingencies:

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, “Contingencies”. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of March 31, 2025 and September 30, 2024, the Company is not aware of any contingent liabilities that should be reflected in the unaudited consolidated financial statements.

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

20

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

13. Recent Accounting Pronouncements:

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

14. Subsequent Events:

In accordance with ASC 855, Subsequent Events, the Company evaluated subsequent events through the date of this report; the date the unaudited consolidated financial statements were available for issue.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the operating results and financial condition of the Company for the fiscal quarters ended March 31, 2025 and 2024.  The discussion and analysis set forth below is intended to assist you in understanding the financial condition and results of our operations and should be read in conjunction with our financial statements and the accompanying notes included elsewhere in this quarterly report. Our results of operations and financial condition, as reflected in the accompanying statements and related notes, are subject to management’s evaluation and interpretations of business conditions, changing market conditions and other factors. Historical results and trends which might appear should not be taken as indicative of future operations.

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

•

The potential impacts on our business of increased tariffs and trade policy discussions between the United States and other countries, which impacts may include, among others, an increase the costs of metals purchased by us for resale, result in declining profitability, cause operational disruption, an overall economic slowdown, an adverse impact on credit markets and interests rate that could increase the costs of our outstanding debt, possible lower equity valuations that could adversely affect any potential equity financings, and the potential for retaliatory actions by other nations.

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

If any of these risks or uncertainties materializes or any of these assumptions proves incorrect, the results of the Company or the combined company following completion of the Merger could differ materially from the forward-looking statements.  All written or oral forward-looking statements that are made or attributable to us are expressly qualified in their entirety by this cautionary notice.  The forward-looking statements included herein are only made as of the date of this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2025 (this “Form 10-Q”).  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

On September 26, 2024, Hurricane Helene made landfall as a category 4 hurricane near Perry, Florida. Subsequently, on October 9, 2024, Hurricane Milton made landfall as a category 3 hurricane near Sarasota, Florida. Both Hurricane Helene and Hurricane Milton had a significant impact through wind damage and flooding on the area in which the Company conducts business. Following the impacts of Hurricanes Helene and Milton the Company experienced a significant influx of inventory available for purchase from the public at advantageous prices. In addition, certain of the Company’s competitors were temporarily unable to continue operations due to impacts from the hurricanes. In order to capitalize on this opportunity, the Company obtained temporary financing to make inventory purchases as is described below, which loans were fully repaid on December 16, 2024. The effects of Hurricanes Helene and Milton subsided during the first quarter of 2025 and operations are back to normal as storm inventory purchased during the aftermath of these storms have been sold.

The Company does not engage in the business of fabricating or otherwise converting raw materials into products or prepared grades of materials having an existing or potential economic value.

Balance Sheet

At March 31, 2025 and September 30, 2024, the Company had total assets of $2,681,956 and $2,512,968, respectively, total liabilities of $2,262,572 and $2,624,603, respectively, and total stockholders’ equity (deficit) of $419,384 and $(111,635), respectively. The increase of total assets of $168,988 of total assets from September 30, 2024 to March 31, 2025 was due primarily to an increase in cash as a result of increased sales. The decrease of total liabilities of $362,031 from September 30, 2024 to March 31, 2025 was due primarily to extinguishment of old accounts payable balances and repayment of $86,004 of accrued interest and $90,000 in principal amount of outstanding convertible debt. For more information, see Item 2.  Management’s Discussion and Analysis of Financial Condition And Results Of Operations – Liquidity and Capital Resources” below.

At September 30, 2024, the Company had an accumulated deficit of $111,719. As of March 31, 2025, the Company had retained earnings of $419,300. The change from an accumulated deficit to retained earnings was a result of our net income for the six months ended March 31, 2025 in the amount of $531,019.

Results of Operations

Comparison of Three Months Ended March 31, 2025 and 2024

Revenues

For the three months ended March 31, 2025 and 2024, the Company had total revenues of $1,446,847 and $879,825, respectively, and gross profits of $802,496 and $383,439, respectively. The primary driver of the Company’s revenues are steel prices and the prices of other metal commodities. When metal prices are higher, revenues increase assuming that volume is stable. The Company is primarily impacted by the price of steel, with the price of copper and the price of other metals also significantly contributing to the Company’s revenues and profits. The primary reason for the increase in our revenues was due to the increase in the volume of the Company’s sales in the three months ended March 31, 2025 when compared to the three months ended March 31, 2024. The increased volume of sales in the current period was primarily the result of decreases in commodity prices combined with stable material volume as well as a sudden increase in material purchases specifically in aluminum products as result of Hurricane Milton.

Cost of goods sold for the three months ended March 31, 2025 and 2024 were $644,351 and $496,386, respectively, resulting in a gross margin of 55% and 44%, respectively. Cost of goods sold consists primary of costs associated with purchasing salvage and scrap metal and increases as prices for these commodities fluctuate. The Company was able to purchase a significant volume of aluminum as a result of Hurricane Milton. As a result, buyers became aggressive in their price offerings to receive material once the bidding price resumed. As a result, the gross margin increased significantly over the period.

Operating Expenses.

The Company’s operating expenses increased from $341,293 for the three months ended March 31, 2024 to $360,109 for the three months ended March 31, 2025 due primarily to an increase in professional fees related to increased audit expenses.

Other Income (Expenses).

Other income (expenses) increased from $(16,080) for the three months ended March 31, 2024 to $(18,000) for the three months ended March 31, 2025.

Net Income (Loss)

We had net income of $333,038 for the three months ended March 31, 2025, compared to net income of $19,563 for the three months ended March 31, 2024. The increase in net income was primarily the result of a 64% increase in sales in the current period due to aggressive bidding by buyers as a result of increased aluminum as a result of Hurricane Milton.

Comparison of Six Months Ended March 31, 2025 and 2024

Revenues

For the six months ended March 31, 2025 and 2024, the Company had total revenues of $2,983,478 and $1,702,404, respectively, and gross profits of $1,351,915 and $676,922, respectively. The primary driver of the Company’s revenues are steel prices and the prices of other metal commodities. When metal prices are higher, revenues increase assuming that volume is stable. The Company is primarily impacted by the price of steel, with the price of copper and the price of other metals also significantly contributing to the Company’s revenues and profits. The primary reason for the increase in our revenues was due to the increase in the volume of the Company’s sales in the six months ended March 31, 2025 when compared to the six months ended March 31, 2024. The increased volume of sales in the current period was primarily the result of decreases in commodity prices combined with stable material volume as well as a sudden increase in material purchases specifically in aluminum products as result of Hurricane Milton.

Cost of goods sold for the six months ended March 31, 2025 and 2024 were $1,631,563 and $1,025,482, respectively, resulting in a gross margin of 45% and 40%, respectively. Cost of goods sold consists primary of costs associated with purchasing salvage and scrap metal and increases as prices for these commodities fluctuate. The Company was able to purchase a significant volume of aluminum as a result of Hurricane Milton. As a result, buyers became aggressive in their price offerings to receive material once the bidding price resumed. As a result, the gross margin increased significantly over the period.

Operating Expenses.

The Company’s operating expenses increased from $624,300 for the six months ended March 31, 2024 to $722,207 for the six months ended March 31, 2025 due primarily to an increase in professional fees related to increased audit expenses and legal fees.

Other Income (Expenses).

Other income (expenses) decreased from $(32,161) for the six months ended March 31, 2024 to $58,478 for the six months ended March 31, 2025 primarily due to the Company recording gain on extinguishment of accounts payable in the amount of $95,150.

Net Income (Loss)

We had net income of $531,019 for the six months ended March 31, 2025, compared to net income of $15,357 for the six months ended March 31, 2024. The net income in the current period was primarily the result of a 75% increase in sales in the current period due to aggressive bidding by buyers as a result of increased aluminum as a result of Hurricane Milton.

Liquidity and Capital Resources

At March 31, 2025 and September 30, 2024, our current liabilities were $2,262,572 and $1,049,564, respectively. The difference of $1,213,008 primarily related to the reclassification of related party debt in the amount of $1,377,171 from long-term to short-term. Prior to the filing of the Company’s Form 10-K, the Company extended the term of its related party debt from March 31, 2025 to December 31, 2025. As such, these loans were classified as long-term debt as of September 30, 2024. As of March, 31, 2025, these loans are considered short-term since they are due on December 31, 2025.

The Company’s principal sources of funds are funds generated by its operations, as well as amounts received from affiliated loans.  Such affiliated loans include both those entered into by the Company prior to the Merger and those entered into by Renovo prior to the Merger.

As stated above under the balance sheet section, there was an increase in cash as a result of increased sales. The Company plans to apply a portion of its existing cash position to undertake various property maintenance projects.

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

In addition, the Company has paid operational expenses and debt on behalf of 6 LLC. As of March 31, 2025 and September 30, 2024, the total paid on behalf of 6 LLC and payable to the Company is $1,009,580. These advances bear no interest, are uncollateralized and have no specific due date.

Cash Flow

The following table provides detailed information about our net cash flow for the six months ended March 31, 2025 and 2024:

	Six months ended March 31,
	2025	2024
Net cash provided by (used in) operating activities	$528,669	$(108,148)
Net cash used in investing activities	—	—
Net cash used in financing activities	(90,500)	(94,903)
Net change in cash and cash equivalents	438,169	(203,051)
Cash and cash equivalents at beginning of period	425,706	821,770
Cash and cash equivalent at end of period	$863,875	$618,719

Net cash provided by operating activities for the six months ended March 31, 2025 was $528,669 compared to $108,148 used in operating activities for the three months ended March 31, 2024. This difference primarily related to net income in the current period coupled with a gain on extinguishment of accounts payable in the amount of $95,150 and the repayment of interest in the amount of $86,003. During the six months ended March 31, 2025 and March 31, 2024, there were no investing activities. During the six months ended March 31, 2025, our financing activities used cash of $90,500 to repay the outstanding convertible debt, and related party debt compared to $94,903 to repay related party debt during the six months ended March 31, 2024.

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

During the six months ended March 31, 2025, the Company repaid $90,000 in principal and $27,746 in accrued interest related to its affiliated convertible debt. During the six months ended March 31, 2025, the Company repaid $58,258 in accrued interest related to its other affiliated debt.

As of March 31, 2025 the aggregate principal amount of the Company Affiliated Debt was approximately $1,377,171 and the accrued interest thereon was approximately $271,806.

Set forth below is the outstanding Company Affiliate Debt as of the March 31, 2025.

Affiliate Lender	Date of Original Loan	Principal Amount Borrowed	Annual Interest Rate	Accrued Interest	Maturity Date

Passing Through, LLC (Toomey family trust/estate)	July 1, 2016	$600,000	5.00%	$268,249	December 31, 2025
Conch and Shell Holdings, Inc.(extended Toomey family)	November 20, 2018	$250,000	8.00%	$1,687	December 31, 2025
James, Lori and Kristen Toomey	November 20, 2018	$365,000	5.00%	$1,415	December 31, 2025
Kristen Toomey	November 20, 2018	$35,000	5.00%	$149	December 31, 2025
James Toomey(1)	February 1, 2021	$130,000	2.00%	$221	December 31, 2025
James Toomey(1)	March 7, 2022	$50,000	2.00%	$85	December 31, 2025

________________

(1)	These notes were entered into by the Company prior to the Merger (and not assumed from Renovo in connection with the Merger) and therefore are not subordinated to the 6 LLC Bank Loan.
(2)	The outstanding principal and accrued interest balance of the convertible notes is convertible into the Company’s shares of common stock at the conversion price of $500.00 per share.

Set forth below is the outstanding 6 LLC Affiliate Debt subject to the Company Security as of March 31, 2025.

Affiliate Lender	Principal Amount Outstanding
James K. Toomey	$100,000
Lori Toomey	$300,000
Lori Toomey	$500,000
James and Lori Toomey	$50,000
Passing Through, LLC	$189,545
Passing Through, LLC	$100,000
Passing Through, LLC	$100,000
Conch and Shell Holdings, Inc.	$100,000
Conch and Shell Holdings, Inc.	$248,725
Lori Toomey, Conch and Shell Holdings, Inc., and AMI Holdings, Inc.	$225,000

The maturity dates of the 6 LLC Affiliate Debt have been extended to December 31, 2025.

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

Hancock Whitney Bank Loan

The outstanding amount owed under the 6 LLC Bank Loan as of March 31, 2025 was approximately $1,661,577.  Interest accrues on the 6 LLC Bank Loan at an annual rate of 6.735% and it matures on November 13, 2025.  The 6 LLC Bank Loan has been on a year-to-year basis since 2019 and the parties historically have extended the 6 LLC Bank Loan and have entered into new loan agreements each year.  However, there is no agreement to extend the 6 LLC Bank Loan each year and, as a result, there is a risk that the 6 LLC Bank Loan will not be extended beyond the current maturity date and, if it is extended, that the terms of such 6 LLC Bank Loan may be on terms more disadvantageous as those currently in place (i.e., higher interest rates to reflect current market conditions).

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

On December 16, 2024, the Company repaid all amounts due pursuant to the CAS Credit Agreement and the 6 LLC Credit Agreement.

Subsequent Developments

On April 2, 2025, the President of the United States outlined steps to implement announced a change in trade policies referred to as “Liberation Day” whereby the trade and tariff relationships with other countries would be reevaluated and renegotiated.  In particular, an increase in tariffs were announced, with some taking place immediately and other which have been subsequently delayed, with the exception of China where even higher tariff rates have been announced.

Although the impact of the tariffs and trade policy discussions with other nations cannot be fully determined which these discussions are ongoing and many of the tariffs have been delayed, such tariffs could have an adverse impact on the Company’s future operations and profitability. Such tariffs and trade discussions could result in an increase costs associated with pour scrap metal purchases, supply chain disruptions, an overall reduction in consumer confidence and demand, and an overall economic slowdown.  The impact on the general economy will be subject to a number of factors that cannot be determined at this time, such as whether other countries will retaliate and the spiral effect that could have, uncertain duration of trade conflicts, the possibility of legal challenges or Congressional action, and impact on the reputation of U.S. companies abroad.

Because the Company does not have operations outside of its local Florida location, it is not directly impacted by the impact on foreign trade or currency exchange rate fluctuations, nor is it directly subject to supply chain issues that may be affect by foreign imports.  However, the Company could be indirectly affected by these matters as it relates to the purchasers of its scrap materials, including the possibility of reduced consumer confidence and demand. Adverse economic consequences to such customers may curtail their purchases and adversely impact our operations

Further, the tariffs could adversely impact credit markets and interest rates that may result in an increase the costs of our outstanding debt obligations.  In addition, such tariffs could also result in lower equity valuations for the Company and adversely impact any future equity financing that it may seek to obtain.

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

Our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of the end of such period, our disclosure controls and procedures were not effective as of March 31, 2025 due to material weakness in our internal control over financial reporting in providing reasonable assurance in timely alerting management to material information relating to the Company and that information required to be disclosed in our reports is recorded, processed, summarized, and reported as required to be included in our periodic filings with the Commission.

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

ITEM 6. EXHIBITS

31.1 --

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(a)), with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025. *

31.2 --

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(a)), with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025. *

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

KINGFISH HOLDING CORPORATION

Date: May 15, 2025	By:	/s/ Ted Sparling
Ted Sparling
Chief Executive Officer
(Principal Executive Officer)

