Form 10-Q
period 2025-06-30
Kingfish Holding Corp
filed 2025-08-13
CIK 1374881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2025

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

As of August 8, 2025, the number of issued and outstanding common shares of the registrant was 837,962.

KINGFISH HOLDING CORPORATION

PART I - FINANCIAL INFORMATION

KINGFISH HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

ITEM 1. FINANCIAL STATEMENTS

	June 30, 2025	September 30, 2024
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$982,788	$425,706
Accounts receivable, net	153,981	73,543
Inventory, net	108,322	195,977
Deferred income tax asset	41,648	120,474
Total current assets	1,286,739	815,700

Due from related party	1,009,580	1,009,580
Right of use asset, net	312,680	645,139
Property and equipment, net	35,574	41,589
Other assets	960	960
Total assets	$2,645,533	$2,512,968

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$31,415	$126,212
Accrued interest payable	289,490	321,137
Related party loans, current	1,377,171	-
Convertible notes payable to related party	-	90,000
Taxes payable	166,569	64,444
Lease liability - current	312,680	447,771
Total current liabilities	2,177,325	1,049,564

Long term liabilities:
Related party loans	-	1,377,671
Lease liability	-	197,368
Total liabilities	2,177,325	2,624,603

Commitments and contingencies (Note 12)

Stockholders' equity (deficit):
Preferred stock, par $0.0001, 20,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, par $0.0001, 200,000,000 shares authorized, 837,962 shares issued and outstanding	84	84
Paid-in capital	-	-
Retained earnings (accumulated deficit)	468,124	(111,719)
Total stockholders' equity (deficit)	468,208	(111,635)
Total liabilities and stockholders' equity (deficit)	$2,645,533	$2,512,968

The accompanying notes are an integral part of the consolidated financial statements

KINGFISH HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	For the three months ended		For the nine months ended
	June 30,		June 30,
	2025	2024	2025	2024

Revenues:
Sales	$1,034,226	$950,039	$4,017,704	$2,652,443
Cost of goods sold	575,769	547,067	2,207,332	1,573,532

Gross profit	458,457	402,972	1,810,372	1,078,911

Expenses:
Operating expenses:
Professional fees	50,309	161,125	257,423	289,144
Rent expense	120,000	120,000	360,000	360,000
General and administrative	91,051	132,021	162,596	181,371
Payroll expense	94,372	92,120	297,920	293,067
Total operating expenses	355,732	505,266	1,077,939	1,123,582

Income (loss) from operations	102,725	(102,294)	732,433	(44,671)

Other income (expense):
Interest expense	(17,684)	(14,566)	(54,356)	(57,386)
Loss on sale of asset	-	(4,867)	-	(4,867)
Gain on extinguishment of accounts payable	-	-	95,150	-
Total other income (expense)	(17,684)	(19,433)	40,794	(62,253)

Net income (loss) before income taxes	85,041	(121,727)	773,227	(106,924)

Provision for income taxes	36,217	(36,108)	193,384	(36,108)

Net income (loss)	$48,824	$(85,619)	$579,843	$(70,816)

Basic and diluted earnings per share on net income (loss)
Basic	$0.06	$(0.14)	$0.69	$(0.09)
Diluted	$0.06	$(0.14)	$0.69	$(0.09)

Weighted average shares outstanding
Basic	837,972	600,000	837,972	792,029
Diluted	838,152	600,180	838,152	792,209

The accompanying notes are an integral part of the consolidated financial statements

KINGFISH HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2025 AND 2024

UNAUDITED

	Common Stock			Retained Earnings
		Par	Paid In	(Accumulated
	Shares	$0.0001	Capital	Deficit)	Total
Balance - September 30, 2024	837,962	$84	$-	$(111,719)	$(111,635)

Net income	-	-	-	197,981	197,981

Balance - December 31, 2024	837,962	84	-	86,262	86,346

Net income	-	-	-	333,038	333,038

Balance - March 31, 2025	837,962	84	-	419,300	419,384

Net income	-	-	-	48,824	48,824

Balance – June 30, 2025	837,962	$84	$-	$468,124	$468,208

	Common Stock
		Par	Paid In	Retained
	Shares	$0.0001	Capital	Earnings	Total
Balance - September 30, 2023 (retroactively restated to effect recapitalization)	600,000	$60	$-	$787,495	$787,555

Net loss	-	-	-	(10,280)	(10,280)

Balance - December 31, 2023	600,000	60	-	777,215	777,275

Net income	-	-	-	25,083	25,083

Balance - March 31, 2024	600,000	60	-	802,298	802,358

Effects of recapitalization	237,972	24	-	(876,043)	(876,019)

Net loss	-	-	-	(85,619)	(85,619)

Balance – June 30, 2024	837,972	$84	$-	$(159,364)	$(159,280)

The accompanying notes are an integral part of the consolidated financial statements

KINGFISH HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	For the nine months ended
	June 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$579,843	$(70,816)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	6,015	7,538
Gain on extinguishment of accounts payable	(95,150)	-
Changes in operating assets and liabilities:
Accounts receivable	(80,438)	(74,195)
Inventory	87,655	72,948
Deferred income tax asset	78,826	(26,520)
Accounts payable	1,511	112,392
Accrued interest payable	(32,805)	(136,228)
Taxes payable	102,125	(62,662)
Net change in operating activities	647,582	(177,543)

CASH FLOWS FROM INVESTING ACTIVITIES
Business acquisition	-	(586,019)
Net change in investing activities	-	(586,019)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of convertible notes payable to related party	(90,000)
Related party loans, net	(500)	362,970
Net change in financing activities	(90,500)	362,970

Net Increase (Decrease) in Cash	557,082	(400,592)

Cash - Beginning of the Period	425,706	821,770

Cash - End of the Period	$982,788	$421,178

Supplemental Disclosures of Cash Flows
Cash paid for Interest	$86,003	$252,712
Cash paid for income taxes	$-	$62,662

The accompanying notes are an integral part of the consolidated financial statements

KINGFISH HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

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

2. Summary of Significant Accounting Policies:

Basis of presentation and consolidation:

The accompanying unaudited consolidated financial statements, which include the presentation and accounts of the Company and Renovo have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the three and nine months ended June 30, 2025 and 2024. The unaudited consolidated financial statements have been prepared using the accrual basis of accounting in accordance with GAAP and presented in US dollars. They should be read in conjunction with the annual consolidated financial statements reported in the latest Form 10-K filed for the year ended September 30, 2024. The results of operations of any interim period are not necessarily indicative of the results for the full year. The fiscal year end is September 30.

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

Cash:

Cash is maintained at a financial institution and, at times, the balance may exceed federally insured limits. The Company has never experienced any losses related to the balance. Currently, the FDIC provides insurance coverage up to $250,000 per depositor at each financial institution. The amount in excess of FDIC limits at June 30, 2025 and September 30, 2024 was $424,850 and $65,630, respectively.

For purposes of the unaudited consolidated statements of cash flows, the Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash.

Inventories:

Inventories are stated at the lower of cost or net realizable value. Cost, which includes raw materials is determined on a first-in, first-out basis. On a monthly basis, the Company analyzes its inventory levels and reserve for inventory that is expected to expire prior to being sold, inventory that has a cost basis in excess of its expected net realizable value, inventory in excess of expected net realizable value, inventory in excess of expected sales requirements, or inventory that fails to meet commercial sale specifications. Expired inventory is disposed of and the related costs are written off to inventory obsolescence. As of June 30, 2025 and December 31, 2024, the balance of inventory was $108,322 and $195,977, respectively. As of June 30, 2025 and December 31, 2024, there was no inventory reserve.

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

Further, the Company considers macroeconomic factors and the status of the technology industry to estimate if there are current expected credit losses within its trade receivables based on the trends and its expectation of the future status of such economic and industry-specific factors. Also, specific allowance amounts are established based on review of outstanding invoices to record the appropriate provision for customers that have a higher probability of default. As of June 30, 2025 and December 31, 2024, there was no allowance.

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

At June 30, 2025 and 2024, convertible notes payable to related party of $90,000 can potentially convert into 180 shares of Common Stock. For the three and nine months ended June 30, 2025, the Company had net income. As such, the shares have been included in the diluted net income per share for the three and nine months ended June 30, 2025. For the three and nine months ended June 30, 2024, the Company had a net loss. As a result, these shares have been excluded from the diluted net loss per share calculations for the three and nine months ended June 30, 2024 because the effect of including them would be anti-dilutive.

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

Going Concern:

Management has evaluated the Company’s ability to continue as a going concern in accordance with ASC 205-40. In prior periods, substantial doubt existed regarding the Company’s ability to meet its obligations due to recurring losses and negative operating cash flows. However, for the three and nine months ended June 30, 2025, the Company generated net income of $48,824 and $579,843, respectively and positive cash flows from operations of $647,582. These results reflect improved operating performance and strengthened liquidity.

Based on this assessment, management has concluded that substantial doubt about the Company’s ability to continue as a going concern has been alleviated. Accordingly, the financial statements have been prepared on a going concern basis.

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

Pro Forma Disclosures

The following unaudited pro forma financial results reflects the historical operating results of the Company, including the unaudited pro forma results of Renovo for the three and nine months ended June 30, 2024, respectively, as if the Merger had occurred as of October 1, 2023. The pro forma financial information set forth below reflects adjustments to the historical data of the Company to give effect to the Merger and the related equity issuances as if each had occurred on October 1, 2023. The pro forma information presented below does not purport to represent what the actual results of operations would have been for the periods indicated, nor does it purport to represent the Company’s future results of operations. The following tables summarize on an unaudited pro forma basis the Company’s results of operations for the three and nine months ended June 30, 2024:

	For the nine months ended	For the three months ended
	June 30,	June 30,
	2024	2024
Net revenue	$2,652,443	$950,039
Net loss	$(168,735)	$(85,619)
Net loss per share- basic	$(0.21)	$(0.10)
Weighted average number of shares of common stock outstanding- basic	792,029	600,000
Net loss per share- diluted	$(0.21)	$(0.27)
Weighted average number of shares of common stock outstanding- diluted	792,209	600,180

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

Operating lease right-of-use asset and liability are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value is the incremental borrowing rate, estimated to be 8%, as the interest rate implicit in most of the Company’s leases is not readily determinable. Operating lease expense is recognized on a straight-line basis over the lease term. Since the common area maintenance expenses are expenses that do not depend on an index or rate, they are excluded from the measurement of the lease liability and recognized in general and administrative expenses on the unaudited consolidated statements of operations. During the nine months ended June 30, 2025 and 2024, the Company recorded $360,000 in rent expense, respectively, related to this lease. During the three months ended June 30, 2025 and 2024, the Company recorded $120,000 in rent expense, respectively, related to this lease.

Right-of-use asset is summarized below:

	June 30, 2025	September 30, 2024
Office lease	$890,318	$890,318
Less: accumulated amortization	(577,638)	(245,179)
Right-of-use asset, net	$312,680	$645,139

Operating lease liability is summarized below:

	June 30, 2025	September 30, 2024
Office lease	$312,680	$645,139
Less: current portion	(312,680)	(447,771)
Long term portion	$-	$197,368

Maturity of the lease liability is as follows:

Total
Year ending September 30, 2025	$120,000
Year ending September 30, 2026	200,000
Total future minimum lease payments	320,000
Less: imputed interest	(7,320)
Present value of payments	$312,680

5. Receivables and Loans from Related Parties:

The Company has paid operational expenses and debt on behalf of 6 LLC, a related party who holds the real estate on which the business operates. As of June 30, 2025 and September 30, 2024, the total paid on behalf of 6 LLC and payable to the Company is $1,009,580. These advances bear no interest, are uncollateralized and have no specific due date.

The above transactions and amounts are not necessarily what third parties would have agreed to.

6. Property and Equipment:

Property and equipment consisted of the following at June 30, 2025 and September 30, 2024:

	June 30, 2025	September 30, 2024
Leasehold improvements	$7,826	$7,826
Software	19,744	19,637
Furniture and equipment	675,614	675,614
	703,184	703,077
Less: Accumulated depreciation	(667,610)	(661,488)
Total	$35,574	$41,589

During the nine months ended June 30, 2025 and 2024, the Company recorded $6,015 and $7,538 of depreciation expense, respectively. During the three months ended June 30, 2025 and 2024, the Company recorded $2,040 and $3,456 of depreciation expense, respectively. Depreciation expense is recorded in general and administrative expenses in the unaudited consolidated statements of operations.

7. Related Party Loans:

Related party loans (the “Related Party Loans”) consisted of the following at June 30, 2025 and September 30, 2024:

	June 30, 2025	September 30, 2024
Passing Through, LLC	$581,249	$581,249
Conch and Shell Holdings, Inc.	247,775	248,275
J. Toomey and L. Toomey	333,147	333,147
K. Toomey	35,000	35,000
J. Toomey	180,000	180,000
Total	$1,377,171	$1,377,671
Total current	1,377,171	-
Total long term	$-	$1,377,671

The Company entered into a note with Passing Through, LLC, for $600,000 effective July 1, 2016. The note bears interest, commencing on the date of the loan, at an initial rate of 5% per annum. The maturity date of the note will accelerate and be due and payable immediately upon any change of control, merger, or other business combination (as defined in the note). If the maturity date is extended for any reason whatsoever (including in connection with an acceleration event), the note will bear interest at a rate of 5% per annum, commencing on the date of any such extension. On October 28, 2022, the note was modified and the maturity date was extended to December 31, 2023. On December 31, 2023, the note was extended to June 30, 2025. On June 30, 2025, the note was extended to December 31, 2025. During the nine months ended June 30, 2025 and 2024, the Company recorded $21,737 and $21,817 in interest expense, respectively. During the three months ended June 30, 2025 and 2024, the Company recorded $7,246 and $5,733 in interest expense, respectively. As of June 30, 2025 and September 30, 2024, the balance of accrued interest was $275,495 and $253,760, respectively.

The Company entered into a note with Conch And Shell Holdings, Inc, for $250,000 effective November 20, 2018. The note bears interest, commencing on the date of the loan, at an initial rate of 8% per annum. The maturity date of the note will accelerate and be due and payable immediately upon any change of control, merger, or other business combination (as defined in the note). If the maturity date is extended for any reason whatsoever (including in connection with an acceleration event), the note will bear interest at a rate of 8% per annum, commencing on the date of any such extension. On October 28, 2022, the note was modified and the maturity date was extended to December 31, 2023. Interest as of December 31, 2023 in the amount of $121,666 was paid during December 2023. On December 31, 2023, the note was extended to June 30, 2025. On June 30, 2025, the note was extended to December 31, 2025. During the nine months ended June 30, 2025 and 2024, the Company recorded $14,856 and $14,910 in interest expense, respectively. During the three months ended June 30, 2025 and 2024, the Company recorded $4,952 and $3,918 in interest expense, respectively. On March 3, 2025, the Company repaid $23,120 in accrued interest. As of June 30, 2025 and September 30, 2024, the balance of accrued interest was $6,639 and $14,903, respectively.

The Company entered into a note with James K. and Lori M. Toomey, directors, for $365,000 effective November 18, 2018. The note bears interest, commencing on the date of the loan, at an initial rate of 5% per annum. The maturity date of the note will accelerate and be due and payable immediately upon any change of control, merger, or other business combination (as defined in the note). If the maturity date is extended for any reason whatsoever (including in connection with an acceleration event), the note will bear interest at a rate of 5% per annum, commencing on the date of any such extension. On October 28, 2022, the note was modified and the maturity date was extended to December 31, 2023. Interest as of December 31, 2023 in the amount of $103,045 was paid during December 2023. On December 31, 2023, the note was extended to June 30, 2025. On June 30, 2025, the note was extended to December 31, 2025. During the nine months ended June 30, 2025 and 2024, the Company recorded $12,459 and $12,504, in interest expense, respectively. During the three months ended June 30, 2025 and 2024, the Company recorded $4,243 and $3,286, in interest expense, respectively. On March 3, 2025, the Company repaid $19,516 in accrued interest. As of June 30, 2025 and September 30, 2024, the balance of accrued interest was $5,568 and $12,624, respectively.

The Company entered into a note with K. Toomey, directors, for $35,000 effective November 18, 2018. The note bears interest, commencing on the date of the loan, at an initial rate of 5% per annum. The maturity date of the note will accelerate and be due and payable immediately upon any change of control, merger, or other business combination (as defined in the note). If the maturity date is extended for any reason whatsoever (including in connection with an acceleration event), the note will bear interest at a rate of 5% per annum, commencing on the date of any such extension. On October 28, 2022, the note was modified and the maturity date was extended to December 31, 2023. Interest as of December 31, 2023 in the amount of $103,045 was paid during December 2023. On December 31, 2023, the note was extended to June 30, 2025. On June 30, 2025, the note was extended to December 31, 2025. During the nine months ended June 30, 2025 and 2024, the Company recorded $1,309 and $1,314, in interest expense, respectively. During the three months ended June 30, 2025 and 2024, the Company recorded $436 and $345, in interest expense, respectively. On March 3, 2025, the Company repaid $2,040 in accrued interest. As of June 30, 2025 and September 30, 2024, the balance of interest expense was $585 and $1,316, respectively.

The Company entered into a note to convert prior advances in a note payable with Mr. Toomey, a director, for $130,000 effective February 1, 2021 (the “2021 Promissory Note”). The 2021 Promissory Note bears interest, commencing on the date of the loan, at an initial rate of 2% per annum and the note matures on June 30, 2024. The maturity date of the note will accelerate and be due and payable immediately upon any change of control, merger, or other business combination (as defined in the note). If the maturity date is extended for any reason whatsoever (including in connection with an acceleration event), the note will bear interest at a rate of 5% per annum, commencing on the date of any such extension.  On June 30, 2025, Mr. Toomey and the Company entered into Amendment to the 2021 Promissory Note to extend the maturity date of the 2021 Promissory Note to December 31, 2025. During the nine months ended June 30, 2025 and 2024, the Company recorded $1,945 and $648, in interest expense, respectively. During the three months ended June 30, 2025 and 2024, the Company recorded $648 and $513, in interest expense, respectively. On March 3, 2025, the Company repaid $10,600 in accrued interest. As of June 30, 2025 and September 30, 2024, the balance of accrued interest was $869 and $9,524, respectively.

The Company entered into a note with Mr. Toomey, a director, for $50,000 effective March 7, 2022 (the “2022 Promissory Note”). The note bears interest, commencing on the date of the loan, at an initial rate of 2% per annum and the note matures on June 30, 2025. The maturity date of the note will accelerate and be due and payable immediately upon any change of control, merger, or other business combination (as defined in the note). If the maturity date is extended for any reason whatsoever (including in connection with an acceleration event), the note will bear interest at a rate of 5% per annum, commencing on the date of any such extension. On June 30, 2025, Mr. Toomey and the Company entered into an Amendment to the 2021 Promissory Note to extend the maturity date of the 2022 Promissory Note to December 31, 2025.  During the nine months ended June 30, 2025 and 2024, the Company recorded $748 and $197, in interest expense, respectively. During the three months ended June 30, 2025 and 2024, the Company recorded $249 and $197, in interest expense, respectively. On March 3, 2025, the Company repaid $2,984 in accrued interest. As of June 30, 2025 and September 30, 2024, the balance of accrued interest was $334 and $2,570, respectively.

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

Both the 6 LLC Affiliate Debt, and the Company Security thereof, and the Company Affiliate Debt, and the 6 LLC Security thereof are subordinated to the Bank Loan which has a senior secured security interest in all of the assets of the Company and 6 LLC. Although the Bank Loan is by and between Hancock Whitney Bank and 6 LLC, all of the assets of the Company and all of the assets of 6 LLC, including the property on which the Company conducts business, are used to secure the Bank Loan. As a result, Lori Toomey (a director of the Company) has pledged her personal trust as additional collateral as security for the Bank Loan and she is required to maintain $1 million of liquid assets in her trust. The outstanding amount owed under the Bank Loan as of June 30, 2025 was $1,627,399. Interest accrues on the Bank Loan at an annual rate of 7.36% and is currently being extended on a month-to-month basis pending discussions surrounding an extension of the Bank Loan. The Bank Loan has been on a year-to-year basis since 2019 and the parties historically have extended the Bank Loan and have entered into new loan agreements each year. However, there is no agreement to extend the Bank Loan each year and, as a result, there is a risk that the Bank Loan will not be extended beyond the current maturity date and, if it is extended, that the terms of such Bank Loan may be on terms more disadvantageous as those currently in place (i.e., higher interest rates to reflect current market conditions).

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

8. Convertible Notes Payable to Related Party:

The Company entered into a convertible note with a director for $20,000 effective December 7, 2015. The note bears interest at a rate of 3.5% per annum and all unpaid principal and interest are due on demand by the director. The outstanding principal balance of the note is convertible into the Company’s shares of common stock at the conversion price of $1.00 per share. During the nine months ended June 30, 2025 and 2024, the Company recorded $290 and $351, in interest expense, respectively. During the three months ended June 30, 2025 and 2024, the Company recorded $0 and $127, in interest expense, respectively. On March 3, 2025, the Company repaid the loan in full including $6,465 in accrued interest. As of June 30, 2025 and September 30, 2024, the balance of accrued interest was $0 and $6,175, respectively.

The Company entered into a convertible note with a director for $20,000 effective March 3, 2016. The note bears interest at a rate of 3.5% per annum and all unpaid principal and interest are due on demand by the director. The outstanding principal balance of the note is convertible into the Company’s shares of common stock at the conversion price of $1.00 per share. During the nine months ended June 30, 2025 and 2024, the Company recorded $290 and $351, in interest expense, respectively. During the three months ended June 30, 2025 and 2024, the Company recorded $0 and $138, in interest expense, respectively. On March 3, 2025, the Company repaid the loan in full including $6,293 in accrued interest. As of June 30, 2025 and September 30, 2024, the balance of accrued interest was $0 and $6,003, respectively.

The Company entered into a convertible note with a director for $30,000 effective July 11, 2016. The note bears interest at a rate of 3.5% per annum and all unpaid principal and interest are due on demand by the director. The outstanding principal balance of the note is convertible into the Company’s shares of common stock at the conversion price of $1.00 per share. During the nine months ended June 30, 2025 and 2024, the Company recorded $434 and $526, in interest expense, respectively. During the three months ended June 30, 2025 and 2024, the Company recorded $0 and $207, in interest expense, respectively. On March 3, 2025, the Company repaid the loan in full including $9,073 in accrued interest. As of June 30, 2025 and September 30, 2024, the balance of accrued interest was $0 and $8,639, respectively.

The Company entered into a convertible note with a director for $20,000 effective September 19, 2016. The note bears interest at a rate of 3.5% per annum and all unpaid principal and interest are due on demand by the director. The outstanding principal balance of the note is convertible into the Company’s shares of common stock at the conversion price of $1.00 per share. During the nine months ended June 30, 2025 and 2024, the Company recorded $290 and $351, in interest expense, respectively. During the three months ended June 30, 2025 and 2024, the Company recorded $0 and $138, in interest expense, respectively. On March 3, 2025, the Company repaid the loan in full including $5,915 in accrued interest. As of June 30, 2025 and September 30, 2024, the balance of accrued interest was $0 and $5,625, respectively.

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

On December 16, 2024, the Company repaid all amounts due pursuant to the CAS Credit Agreement and the 6 LLC Credit Agreement.

10. Preferred Stock:

The Company is authorized to issue up to 20,000,000 shares of Preferred Stock with designations, rights and preferences determined from time to time by our Board of Directors. Accordingly, our Board of Directors is empowered, without shareholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our Common Stock. The terms of the preferred stock have not been approved. As of June 30, 2025 and September 30, 2024, there was no Preferred Stock issued and outstanding.

11. Income Taxes:

The Company's expenses (benefit) for income taxes consist of:

	For the nine months ended
	June 30, 2025	June 30, 2024
Current
Federal	$140,199	$19,640
State	26,370	3,694
Foreign	-	-
	166,569	23,334
Deferred
Federal	22,569	(50,031)
State	4,245	(9,411)
	26,814	(59,442)
Total	$193,384	$(36,108)

	For the three months ended
	June 30, 2025	June 30, 2024
Current
Federal	$9,479	$11,284
State	1,783	2,122
Foreign	-	-
	11,262	13,406
Deferred
Federal	21,004	(40,867)
State	3,951	(8,647)
	24,955	(49,514)
Total	$36,217	$(36,108)

The components of the net deferred tax asset at June 30, 2025 and September 30, 2024 consist of:

	June 30, 2025	September 30, 2024

Accounts receivable	$(38,418)	$(18,349)
Accounts payable	7,838	31,294
Accrued interest payable	72,228	80,124
Net operating loss	-	27,405
Total	$41,648	$120,474

The following is a reconciliation of the applicable federal income tax as computed at the federal statutory tax rate to the actual income taxes reflected in the unaudited Consolidated Statements of Operations for the three and nine months ended June 30, 2025 and 2024.

	Three and Nine months ended June 30,
	2025	2024

Tax provision at U.S. federal income tax rate	21%	21%
State income tax provision net of federal	4%	4%

Valuation allowance	(0)%	(0)%

Provision for income taxes	25%	25%

The Company’s earliest tax year that remains subject to examination by all tax jurisdictions was September 30, 2018.

12. Commitments and Contingencies:

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, “Contingencies”. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of June 30, 2025 and September 30, 2024, the Company is not aware of any contingent liabilities that should be reflected in the unaudited consolidated financial statements.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the operating results and financial condition of the Company for the fiscal quarters ended June 30, 2025 and 2024. The discussion and analysis set forth below is intended to assist you in understanding the financial condition and results of our operations and should be read in conjunction with our financial statements and the accompanying notes included elsewhere in this quarterly report. Our results of operations and financial condition, as reflected in the accompanying statements and related notes, are subject to management’s evaluation and interpretations of business conditions, changing market conditions and other factors. Historical results and trends which might appear should not be taken as indicative of future operations.

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

•

The potential impact of the newly adopted the One Big Beautiful Bill (P.L. 119-21) signed into law on July 4, 2025, which contains hundreds of provisions addressing tax matters and numerous other matters, cannot be fully assessed at this time, especially as it relates to the Company’s business, and the possibility that it could have adverse impacts on our business operations and profitability.

22

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

If any of these risks or uncertainties materializes or any of these assumptions proves incorrect, the results of the Company or the combined company following completion of the Merger could differ materially from the forward-looking statements.  All written or oral forward-looking statements that are made or attributable to us are expressly qualified in their entirety by this cautionary notice.  The forward-looking statements included herein are only made as of the date of this Quarterly Report on Form 10-Q for the fiscal quarter ended June 20, 2025 (this “Form 10-Q”).  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Recent Government Tariff Actions

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

Because the Company does not have operations outside of its local Florida location, it is not directly impacted by the impact on foreign trade or currency exchange rate fluctuations, nor is it directly subject to supply chain issues that may be affected by foreign imports.  However, the Company could be indirectly affected by these matters as it relates to the purchasers of its scrap materials, including the possibility of reduced consumer confidence and demand. Adverse economic consequences to such customers may curtail their purchases and adversely impact our operations

Further, the tariffs could adversely impact credit markets and interest rates that may result in an increase the costs of our outstanding debt obligations.  In addition, such tariffs could also result in lower equity valuations for the Company and adversely impact any future equity financing that it may seek to obtain.

The Company has noted that the current tariff environment has resulted in an increased level of volatility in commodity prices during the past few months due to the uncertainty relating to the President’s position with respect to tariffs on certain commodities.  Although such actions may have an adverse impact for certain participants in the commodity markets, during the last fiscal quarter, the Company has been able to take advantage of the rising commodity prices domestically to increase its inventory of steel products at lower purchase prices than those paid by others in our industry. Because of our flexibility and ability to act quickly due to our smaller size and direct management involvement, we can move quickly to take advantage of favorable downward changes in commodity prices and then sell our products profitably at a discount as compared to our competitors. Furthermore, the Company is able to stockpile certain commodities acquired at lower prices to resell when those commodity prices rise in the future.

Balance Sheet

At June 30, 2025 and September 30, 2024, the Company had total assets of $2,645,533 and $2,512,968, respectively, total liabilities of $2,177,325 and $2,624,603, respectively, and total stockholders’ equity (deficit) of $468,208 and $(111,635), respectively. The increase of total assets of $132,565 from September 30, 2024 to June 30, 2025 was due primarily to an increase in cash as a result of increased sales. The decrease of total liabilities of $447,278 from September 30, 2024 to June 30, 2025 was due primarily to extinguishment of old accounts payable balances and repayment of $86,004 of accrued interest and $90,000 in principal amount of outstanding convertible debt during the second quarter of our fiscal year. For more information, see Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” below.

At September 30, 2024, the Company had an accumulated deficit of $111,719. As of June 30, 2025, the Company had retained earnings of $468,124. The change from an accumulated deficit to retained earnings was a result of our net income for the nine months ended June 30, 2025 in the amount of $579,843.

 Results of Operations

Comparison of Three Months Ended June 30, 2025 and 2024

Revenues

For the three months ended June 30, 2025 and 2024, the Company had total revenues of $1,034,226 and $950,039, respectively, and gross profits of $458,457 and $402,972, respectively. The primary driver of the Company’s revenues are steel prices and the prices of other metal commodities. When metal prices are higher, revenues increase assuming that volume is stable. The Company is primarily impacted by the price of steel, with the price of copper and the price of other metals also significantly contributing to the Company’s revenues and profits. The primary reason for the increase in our revenues was due to the increase in the volume of the Company’s sales in the three months ended June 30, 2025 when compared to the three months ended June 30, 2024. The increased volume of sales in the current period was primarily the result of our ability acquire additional commodities at favorable prices, while maintaining our volume of sales at consistent prices which our customers believe to be favorable to them.

Cost of goods sold for the three months ended June 30, 2025 and 2024 was $575,769 and $547,067, respectively, resulting in a gross margin of 44% and 42%, respectively. Cost of goods sold consists primary of costs associated with purchasing salvage and scrap metal and increases as prices for these commodities fluctuate. The Company was able to take advantage of volatile commodity prices to purchase commodities at lower prices for resale,

Operating Expenses.

The Company’s operating expenses decreased from $505,266 for the three months ended June 30, 2024 to $355,732 for the three months ended June 30, 2025 due primarily to a decrease in professional fees related to higher audit expenses and legal fees in the prior period.

Other Income (Expenses).

Other income (expenses) decreased from $(19,433) for the three months ended June 30, 2024 to $(17,684) for the three months ended June 30, 2025.

Net Income (Loss)

We had net income of $48,824 for the three months ended June 30, 2025, compared to a net loss of $(85,619) for the three months ended June 30, 2024. The increase in net income was primarily the result of a 64% increase in sales in the current period.

Comparison of Nine Months Ended June 30, 2025 and 2024

Revenues

For the nine months ended June 30, 2025 and 2024, the Company had total revenues of $4,017,704 and $2,652,443, respectively, and gross profits of $1,810,372 and $1,078,911, respectively. The primary driver of the Company’s revenues are steel prices and the prices of other metal commodities. When metal prices are higher, revenues increase assuming that volume is stable. The Company is primarily impacted by the price of steel, with the price of copper and the price of other metals also significantly contributing to the Company’s revenues and profits. The primary reason for the increase in our revenues was due to the increase in the volume of the Company’s sales in the nine months ended June 30, 2025 when compared to the nine months ended June 30, 2024. There was an increased volume of sales in the third quarter was primarily the result of decreases in commodity prices combined with stable material volume as well as a sudden increase in material purchases specifically in aluminum products as result of Hurricane Milton. During the current three-months, our revenues have returned to normal operations.  However, we have been able to take advantage of the current volatility in commodity prices due to developments relating to tariff decisions by the United States to acquire commodities at lower prices which are then sold at consistent pricing.

Cost of goods sold for the nine months ended June 30, 2025 and 2024 were $2,207,332 and $1,573,532, respectively, resulting in a gross margin of 45% and 41%, respectively. Cost of goods sold consists primarily of costs associated with purchasing salvage and scrap metal and increases as prices for these commodities fluctuate. The Company was able to purchase a significant volume of aluminum in the second quarter as a result of Hurricane Milton. Because of this event, buyers became aggressive in their price offerings to receive material once the bidding price resumed. During the current three-month, our revenues have returned to normal operations, but our ability acquire additional commodities at favorable prices, while maintaining our volume of sales at consistent prices which our customers believe to be favorable to them has resulted in continuing improved sales from the same period last year. As a result, the gross margin increased significantly over the nine-month period.

Operating Expenses.

The Company’s operating expenses decreased from $1,123,582 for the nine months ended June 30, 2024 to $1,077,939 for the nine months ended June 30, 2025 due primarily to a decrease in professional fees related to higher audit expenses and legal fees in the prior period.

Other Income (Expenses).

Other income (expenses) decreased from $(62,253) for the nine months ended June 30, 2024 to $40,794 for the nine months ended June 30, 2025 primarily due to the Company recording gain on extinguishment of accounts payable in the amount of $95,150.

Net Income (Loss)

We had net income of $579,843 for the nine months ended June 30, 2025, compared to a net loss of ($70,816) for the nine months ended June 30, 2024. The net income in the current period was primarily the result of a 75% increase in sales in the current period due to aggressive bidding by buyers as a result of increased aluminum as a result of Hurricane Milton in the second quarter, as well as a continued net income growth experienced from operations in the third quarter.

Liquidity and Capital Resources

At June 30, 2025 and September 30, 2024, our current liabilities were $2,177,325 and $1,049,564, respectively. The difference of $1,127,761 primarily related to the reclassification of related party debt in the amount of $1,377,171 from long-term to short-term. Prior to the filing of the Company’s Form 10-K, the Company extended the term of its related party debt from June 30, 2025 to December 31, 2025. As such, these loans were classified as long-term debt as of September 30, 2024. As of June 30, 2025, these loans are considered short-term since they are due on December 31, 2025.

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

Management has evaluated the Company’s ability to continue as a going concern in accordance with ASC 205-40. In prior periods, substantial doubt existed regarding the Company’s ability to meet its obligations due to recurring losses and negative operating cash flows. However, for the three and nine months ended June 30, 2025, the Company generated net income of $48,824 and $579,843, respectively and positive cash flows from operations of $647,582. These results reflect improved operating performance and strengthened liquidity.

Based on this assessment, management has concluded that substantial doubt about the Company’s ability to continue as a going concern has been alleviated. Accordingly, the financial statements have been prepared on a going concern basis.

The Company currently intends to undertake certain capital expenditures relating to certain improvements on the property where it conducts business to construct or install temporary or permanent improvements and to request or record easements relating to utilities and access, including, without limitation, driveways, fencing, gates, and utility connections. Such improvements also may include those necessary to provide special dedicated access to the Company property in favor of the County during storm conditions.  These improvements shall be at the Company’s sole expense.  The Company anticipates that it will expend approximately $140,000 during the next 12 months for such capital expenditures and that such expenses will be paid out of revenue generated by the Company during that period.

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

In connection with the closing on the Merger, the Company entered into a lease agreement with 6 LLC, a Florida limited liability company (“6 LLC”) on April 19, 2024. Under the terms of the Lease the Company is leasing the buildings and property (“Property”) on which the Company conducts its operations from 6 LLC for annual rent of $480,000 paid in twelve (12) monthly payments of $40,000, which is inclusive of electrical, water, sewer, and other utilities. The Lease has an initial term of two years, and may be extended for a period of up to five (5) additional years by the Company. In addition to the Lease, the Company also has entered into a Purchase Option Agreement with the equity owners of 6 LLC(“Purchase Option Agreement”) pursuant to which the Company has the exclusive option, subject to certain conditions, in its sole discretion, exercisable at any time within five (5) years after the closing of the Merger to acquire 6 LLC and, as a result thereof, the Property (the “Purchase Option”). The terms of the Lease include customary terms regarding alterations to the Property, maintenance by 6 LLC, insurance, and indemnification and generally reflect terms that would be typically negotiated in an at arm’s-length transaction with modifications to the termination provisions of the Lease to limit 6 LLC’s ability to terminate the Lease in light of the Purchase Option Agreement. Further, the Lease limits 6 LLC’s ability to assign the Lease, while preserving the right of the Company to assign the Lease under certain circumstances. The Company has not yet determined whether it will exercise the Purchase Option. For more information relating to the Purchase Option Agreement and the Purchase Option, see Financial Statement Note 12.

In addition, the Company has paid operational expenses and debt on behalf of 6 LLC. As of June 30, 2025 and September 30, 2024, the total paid on behalf of 6 LLC and payable to the Company is $1,009,580, respectively. These advances bear no interest, are uncollateralized and have no specific due date.

Cash Flow

The following table provides detailed information about our net cash flow for the nine months ended June 30, 2025 and 2024:

	Nine months ended June 30,
	2025	2024
Net cash provided by (used in) operating activities	$647,582	$(177,543)
Net cash used in investing activities	—	(586,019)
Net cash used in (provided by) financing activities	(90,500)	362,970
Net change in cash and cash equivalents	557,082	(400,592)
Cash and cash equivalents at beginning of period	425,706	821,770
Cash and cash equivalent at end of period	$982,788	$421,178

Net cash provided by operating activities for the nine months ended June 30, 2025 was $647,582 compared to $177,543 used in operating activities for the nine months ended June 30, 2024. This difference primarily related to net income in the current period coupled with a gain on extinguishment of accounts payable in the amount of $95,150 and the repayment of interest in the amount of $86,003. During the nine months ended June 30, 2025, there were no investing activities versus ($586,019) used in investing activities in the prior period related to the reverse merger. During the nine months ended June 30, 2025, our financing activities used cash of $90,500 to repay the outstanding convertible debt, and related party debt compared to $362,970 provided by financing activities during the nine months ended June 30, 2024 due to proceeds from related party loans.

Affiliate Loans

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

During the nine months ended June 30, 2025, the Company repaid $90,000 in principal and $27,746 in accrued interest related to its affiliated convertible debt. During the nine months ended June 30, 2025, the Company repaid $58,258 in accrued interest related to its other affiliated debt.

As of June 30, 2025, the aggregate principal amount of the Company Affiliated Debt was approximately $1,377,171 and the accrued interest thereon was approximately $289,490.

Set forth below is the outstanding Company Affiliate Debt as of the June 30, 2025.

Affiliate Lender	Date of Original Loan	Principal Amount Borrowed	Annual Interest Rate	Accrued Interest	Maturity Date

Passing Through, LLC (Toomey family trust/estate)	July 1, 2016	$600,000	5.00%	$275,495	December 31, 2025
Conch and Shell Holdings, Inc.(extended Toomey family)	November 20, 2018	$250,000	8.00%	$6,639	December 31, 2025
James, Lori and Kristen Toomey	November 20, 2018	$365,000	5.00%	$5,568	December 31, 2025
Kristen Toomey	November 20, 2018	$35,000	5.00%	$585	December 31, 2025
James Toomey(1)	February 1, 2021	$130,000	2.00%	$869	December 31, 2025
James Toomey(1)	March 7, 2022	$50,000	2.00%	$334	December 31, 2025

________________

(1)	These notes were entered into by the Company prior to the Merger (and not assumed from Renovo in connection with the Merger) and therefore are not subordinated to the 6 LLC Bank Loan.

Set forth below is the outstanding 6 LLC Affiliate Debt subject to the Company Security as of June 30, 2025.

Affiliate Lender	Principal Amount Outstanding
James K. Toomey	$100,000
Lori Toomey	$300,000
Lori Toomey	$500,000
James and Lori Toomey	$50,000
Passing Through, LLC	$189,545
Passing Through, LLC	$100,000
Passing Through, LLC	$100,000
Conch and Shell Holdings, Inc.	$100,000
Conch and Shell Holdings, Inc.	$248,725
Lori Toomey, Conch and Shell Holdings, Inc., and AMI Holdings, Inc.	$225,000

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

Hancock Whitney Bank Loan

The outstanding amount owed under the 6 LLC Bank Loan as of June 30, 2025 was approximately $1,627,399.  Interest accrues on the 6 LLC Bank Loan at an annual rate of 6.735% and it matures on November 13, 2025.  The 6 LLC Bank Loan has been on a year-to-year basis since 2019 and the parties historically have extended the 6 LLC Bank Loan and have entered into new loan agreements each year.  However, there is no agreement to extend the 6 LLC Bank Loan each year and, as a result, there is a risk that the 6 LLC Bank Loan will not be extended beyond the current maturity date and, if it is extended, that the terms of such 6 LLC Bank Loan may be on terms more disadvantageous as those currently in place (i.e., higher interest rates to reflect current market conditions).

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

Special Short-Term Loans for Inventory Purchases.

Following Hurricanes Helene on September 26, 2024, and Milton on October 9, 2024, the Company had an opportunity to purchase additional inventory from the public at advantageous prices. In order to obtain sufficient cash in order to fully take advantage of this opportunity, which was expected to be available for only for a relatively short period of time, the Company entered into a credit agreement with Conch and Shell Holdings, Inc., a Florida corporation (“CAS”), with a line of credit in the aggregate amount of $200,000 (the “CAS Credit Agreement”) and a credit agreement with 6 LLC, with a line of credit in the aggregate amount of $100,000 (the “6 LLC Credit Agreement” and together with the CAS Credit Agreement, the “Credit Agreements”).

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

On December 16, 2024, the Company repaid all amounts due pursuant to the CAS Credit Agreement and the 6 LLC Credit Agreement.

Subsequent Developments

In order for the Company to commence certain diligence and preliminary work on the Property in connection with potential development activities as part of its proposed capital expenditures, the Company has negotiated and, on August 12, 2025, entered into an Amended Lease and Amended Purchase Option Agreement with 6, LLC (“Amended 6, LLC Agreements”) to permit such the Company to construct or install temporary or permanent improvements and to request or record easements relating to utilities and access, including, without limitation, driveways, fencing, gates, and utility connections. Such improvements also may include those necessary to provide special dedicated access to the Company Real Property in favor of the County during storm conditions.  These improvements shall be at the Company’s sole expense.  Any such construction activities performed by or on behalf of the Company shall be at the Company’s sole expenses and are required to be conducted by properly licensed and qualified contractors, consultants, or other professionals. Under the Amended 6, LLC Agreements, the Company may not permit any liens to attach to the Property by reason of the exercise of its rights thereunder, except any lien bonded or certain insured identified therein.

The above is only a summary of the Amended Lease and the Amended Purchase Option Agreement. A complete copies of the Amended Lease and the Amended Purchase Option Agreement have been filed as Exhibits to 10.1 and 10.2, respectively, to this Form 10-Q, and each is incorporated herein by reference.

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

Our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of the end of such period, our disclosure controls and procedures were not effective as of June 30, 2025 due to material weakness in our internal control over financial reporting in providing reasonable assurance in timely alerting management to material information relating to the Company and that information required to be disclosed in our reports is recorded, processed, summarized, and reported as required to be included in our periodic filings with the Commission.

The Company is currently evaluating a number of steps to enhance our disclosure controls and procedures, as well as our internal control over financial reporting, and address these material weaknesses, including: appointing specific financial reporting personnel with technical accounting and financial reporting experience, adopting policies to ensure proper internal communications and review in connection with non-routine transactions, enhancing our internal review procedures during the financial statement closing process, and designing and implementing journal entry procedures and controls. Following the completion of the Merger, the Company contracted with a financial consultant and is continuing to evaluate additional steps to enhance its disclosure controls and procedures including evaluating whether to retain additional consultants. This analysis is still under review. Despite the existence of these material weaknesses, the Company believes the financial information presented herein is materially correct and in accordance with generally accepted accounting principles in the United States.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS ON SECURITIES

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Director Compensation

On August 4, 2025, based on the recommendation of the Compensation Committee, the Board of Directors of the Company approved a Director Compensation Plan (the “Director Compensation Plan”) pursuant to which directors would receive both an annual cash compensation for their services (“Cash Retainer”) and an annual equity grant (“Annual Equity Retainer”).

The amount of the Cash Retainer, which is based on whether the director is an employee or officer of the Company, is as follows:

•	Non-Employee, Non- Offer Directors - $10,320, payable in $2,580 quarterly installments.

•	Officer Directors - $13,760, payable in $3,440 quarterly installments.

•	Employee Directors - $3,440, payable in $860 quarterly installments

In setting the amount of the Cash Retainer, the Bord determined that employee directors should only receive nominal amounts since they are already receiving compensation for their services.  As it relates to officer directors, the Board noted that its officers are not paid employees and should receive additional compensation as compared to employee directors, but less than that payable to Non-Employee, Non- Offer Directors. The Cash Retainer is based on 5 regular meetings of the board of Directors. To the extent that additional meetings are called, each director would receive an additional $100 payment for each such board meeting attend by them.

The Board also approved the payment of that a flat annual fee of $100 for service by a director on each committee of the board of directors on which he or she serves. As the duties and responsibilities of the committee members increase and require further time and effort, the Board will re-evaluate the committee compensation based on the facts and circumstances and existing compensation trends available at that time.

Finally, the Board approved an Annual Equity Retainer of 100 shares of the Company’s Common Stock. Although the Corporation’s Common Stock is not currently traded on any stock exchange and the value of such shares is relatively nominal, the Board concluded that directors should have some ownership interests in the Company to align their economic interests with that of the Company’s stockholders in any further growth of the Company.

The director compensation arrangements approved by the Board will be retroactively effective as of April 19, 2024 (“Effective Date”), the date that the Renovo Resource Solutions, Inc. merged with an into Kingfish Holding Corporation (the “Merger”).

Pre-Merger Director Contingent Bonus Compensation

The Board also noted that those individuals serving as directors and officers of Kingfish Holding Corporation prior to the Merger had not received any significant compensation for their services, notwithstanding the significant amount of time and effort spent by each of them to, among other things: (a) clean-up the outstanding receivables and financial records of the corporation, (b) prepare the necessary filings with the Securities and Exchange Commission to reactivate and maintain the public company status of the corporation, and (c) the negotiation and consummation of the merger with Renovo Resource Solutions, Inc.

The Board determined, based on recommendation of the independent member of the Compensation Committee (with Messrs. Sparling and La Manna abstaining due to their personal economic interest in this discussion), that a one-time contingent payment of $100,000 to each Pre-Merger Director (Jim Toomey, Ted Sparling, and Jim La Manna, the “Pre-Merger Directors”) would be a fair payment for their services from 2018 to the closing of the merger on April 19, 2024 when the Company had no funds from which to compensate them for their services (“Pre-Merger Bonus Compensation”).

However, based on the current financial needs of the Company and the lack of sufficient funds to pay such amounts, the independent member of the Compensation Committee recommended, and the Board approved, the contingent payment of Pre-Merger Bonus Compensation to each of the Pre-Merger Directors; provided, however, that such Pre-Merger Bonus Compensation shall be payable only in shares of the Company’s common stock if, and when, the Company’s common stock resumes trading in the over the counter market or on a stock exchange, whichever should first occur (the “Trading Market Condition”).  Assuming the satisfaction of the Trading Market Condition, any such Pre-Merger Bonus Compensation shall not be payable unless and until ninety (90) days after the trading of the Corporation’s common stock resumes, if ever, in the over-the-counter market or on a stock exchange, whichever should first occur (the “Issuance Date”). The common stock to be issued in payment of the Pre-Merger Bonus Compensation shall be determined by calculating the average closing price of the common stock during the 5 trading days prior to the Issuance Date. No Pre-Merger Bonus Compensation shall be payable if the Trading Market Condition is not satisfied.

ITEM 6. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

10.1	First Amendment to Lease Agreement, dated August 12, 2025, by and between Kingfish Holding Corporation and 6, LLC. *

10.2	First Amendment to Purchase Option Agreement, dated August 12, 2025, by and between Kingfish Holding Corporation and 6, LLC.*

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

KINGFISH HOLDING CORPORATION
Date: August 13, 2025	By:	/s/ Ted Sparling
Ted Sparling
Chief Executive Officer
(Principal Executive Officer)

