Form 10-K
period 2025-09-30
Kingfish Holding Corp
filed 2025-12-29
CIK 1374881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________

FORM 10-K

___________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2025

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

 ___________________

Securities registered pursuant to Section 12(b) of the Exchange Act:

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act ((§15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐     No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: N/A. There is no established public market for the registrant’s shares of common stock.

As of December 19, 2025, the number of issued and outstanding shares of common stock of the registrant was 843,177.

Documents Incorporated By Reference: None.

KINGFISH HOLDING CORPORATION

ANNUAL REPORT ON FORM 10-K

For The

Fiscal Year Ended September 30, 2025

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

The following factors, among others, could cause actual results to differ materially from those described in the forward-looking statements:

•	the Company’s ability to generate sufficient cash proceeds from its operations or, alternatively, identify, secure and obtain suitable and sufficient financing to execute its business plan and achieve its strategic objectives;

•	the Company’s ability to service its outstanding debt obligations, including loans with affiliates of the Company, and to continue to successfully negotiate economically beneficial annual extensions of its guarantor obligations assumed from Renovo pursuant to the Merger, including with respect to the outstanding 6 LLC loan with Hancock Whitney Bank incurred in connection with 6 LLC’s acquisition of the property leased by the Company on which it conducts its business operations;

•	the Company’s ability to exercise its option to purchase 6 LLC may be depends on its ability to raise additional funds.

•	general economic, political and market conditions;

•	interest rate and inflation risk;

•	the potential impacts on our business of increased tariffs and trade policy discussions between the United States and other countries, which impacts may include, among others, an increase the costs of metals purchased by us for resale, result in declining profitability; operational disruption; an overall economic slowdown; an adverse impact on credit markets and interests rate that could increase the costs of our outstanding debt; possible lower equity valuations that could adversely affect any potential equity financing; and the potential for retaliatory actions by other nations;

•	climate related or natural disaster-related events that increases the likelihood of catastrophic losses, disruption to our operations, and related cost of insurance coverage for entities with operations in high fire, hurricane or flood risk areas, including the Company’s operations which are located on the gulf coast of central Florida, a region which is susceptible to hurricanes;

•	government and industry regulation that might affect future operations;

•	potential change of control transactions resulting from merger, acquisition, or combination with another entity;

•	the potential dilution in our equity (both economically and in voting power) that might result from future financing or from merger, acquisition, or combination activities;

•	any statements regarding future economic conditions, growth rate, market opportunity or performance of the Company;

•	the ability of the Company to obtain and maintain all licenses necessary to continue to operate its business; and

•	statements of belief and any statement of assumptions underlying any of the foregoing.

If any of these risks or uncertainties materialize or any of these assumptions prove incorrect, the results of the Company could differ materially from the forward-looking statements.  All written or oral forward-looking statements that are made or attributable to us are expressly qualified in their entirety by this cautionary notice.  The forward-looking statements included herein are only made as of the date of this Annual Report on Form 10-K for the fiscal year ended September 30, 2025 (this “Form 10-K” or “Annual Report”).  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

During the fiscal year ended September 30, 2010, Kingfish defaulted on its loan agreements with AMI Holdings, Inc. (“AMI”), a corporation controlled by James K. Toomey, a stockholder, officer and director of the Company, and certain of his relatives, and on May 24, 2010, AMI foreclosed on and took possession of all of Kingfish’s then-existing operating entities. On September 16, 2011, Kingfish, having only 69 holders of record and no significant assets, filed a Form 15 with the Securities and Exchange Commission (the “SEC” or “Commission”) to terminate the registration of its common stock under Section 12 of the Exchange Act and to suspend its reporting obligations under Section 15(d) of the Exchange Act.

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

On April 19, 2024, the Company consummated the previously announced merger of Renovo Resource Solutions, Inc., a Florida corporation (“Renovo”), with and into the Company with the Company as the surviving entity (“Merger”).

Formed as a Florida corporation in 2014, Renovo was a privately held company that commenced operations in 2017 as a single scrap yard operation on a ten-acre site in Manatee County, Florida that was specifically engineered for Renovo’s business and includes a new constructed facility for its operations. Renovo also has received rezoning approval to operate the site as a Construction and Demolition trash station (“C&D Site”).

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

Following the date of the closing of the Merger (the “Merger Closing Date”), the Company’s business now consists solely of acquiring salvage and reselling scrap metals processed and unprocessed ferrous and nonferrous metals from a variety of sources including, manufacturing and industrial plants, metal fabrication plants, electric utilities, machine shops, factories, refineries, demolition businesses, wrecking companies, contractors, and retail individuals. Ferrous metals contain significant quantities of iron or steel. Non-ferrous metals, which do not contain significant quantities of iron or steel include, without limitation, copper, brass, aluminum, bronze, lead, zinc, nickel, and alloys thereof; but do not include precious metals (such as gold, silver, and platinum).

The primary business operations of the Company consist of accepting metals contained in radiators, insulated aluminum wire, automotive components (rotors, drums, etc.), insulated copper wire, electric motors, stainless steel, scrap iron, appliances, aluminum cans, batteries (lead acid), and e-scrap. The Company utilizes specialized equipment to efficiently process significant volumes of insulated copper wire through granulation. With the exception of precious metals, our scrap metal processing facility processes almost all other types of metal.

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

Although the Company does have the capacity and volume to achieve FTL loads required by non-ferrous mills, based on market price fluctuations, the Company has taken a more conservative approach to protect its margins. Accordingly, the Company only ships less than a truckload (“LTL”) of mixed commodities to go to multiple end users in an effort to mitigate any potential losses due to market fluctuations.

The Company conducts its operations on real property located at 3324 63rd Avenue East, Bradenton, Florida 34203 (the “Property”). This Property is owned by 6 LLC, a Florida limited liability company (“6 LLC”). 6 LLC is solely owned by the shareholders of Renovo prior to the Merger (such owners of 6 LLC referred to herein as “LLC Owners”). In connection with the closing of the Merger and as contemplated by the Merger agreement, as amended, Renovo entered into a Lease Agreement with 6 LLC (the “Lease”) immediately prior to the closing of the Merger, which Lease was assumed by the Company at the closing of the Merger. Furthermore, the Company also has entered into a Purchase Option Agreement with the LLC Owners (“Purchase Option Agreement”) pursuant to which the Company has the exclusive option, subject to certain conditions, in its sole discretion, exercisable at any time within five (5) years after the Merger Closing Date to acquire 6 LLC and, as a result thereof, the Property. The Lease and the Purchase Option were amended on August 12, 2025 to permit the Company to undertake development activities on the Property. See Item 2 of this Annual Report for further information regarding the Property, and the Lease and the Purchase Option Agreement, as amended.

The Company has received approvals to build a C&D Site, as well as a transfer station for material recovery of mobile homes and recreational vehicles, industrial solid non-hazardous waste, plastics and cardboard. The final site plan has been reviewed by the appropriate agencies and found to be sufficiently in compliance with the Manatee County Land Development Code and Comprehensive Plan. Although the Company has taken the steps to have the C&D Site classified for such use and has actively taken steps to evaluate the construction of a C&D plant on the Property, the Company has not yet determined to proceed with the commencement of C&D plant operations. The ultimate determination of whether to proceed with operating a C&D plant will depend on a number of factors, including, without limitation, existing market conditions and the likelihood of profitable operation of a C&D plant. Such a designation would add value to the Property, but the Company will not operate a C&D plant unless and until it determines, if ever, that it would be a viable and profitable business venture for the Company with appropriate rates of investment return. Accordingly, there can be no assurance that the Company will operate a C&D plant on the Property. The Manatee County approvals will expire after four years from the original approval date of March 28, 2027, and are subject to the expiration date (April 7, 2026) of the Company’s Certificate of Level of Service, which is required by Manatee County. The approvals may be extended in 12-month increments for up to 48 months from the original expiration date. The Company has obtained two extensions from Manatee County, which means we may obtain at most two more 12-month extensions. Prior to this expiration the Company may pursue building permits to build the C&D Site.

Under the laws of the state of Florida, and business regulations in Manatee County specifically, the Company is required to maintain a Secondary Metals Recycling License whereby all directors and managers of the Company are required to pass background checks. The Company is required to maintain both digital and paper records of all transactions, including identification of materials, vehicles and persons selling materials for each individual transaction. Records are kept both onsite to comply with regulations and daily reports are required to be filed with the local Sheriff's Office on all purchase transactions conducted.

The Company does not engage in the business of fabricating or otherwise converting raw materials into products or prepared grades of materials having an existing or potential economic value.

Source of Raw Materials

The Company relies on acquiring scrap metals for processing and re-sale. With the exception of precious metals, the Company accepts almost all other types of scrap metal for processing at our facility. The Company obtains its scrap metals primarily from residents and businesses in Manatee County who wish to dispose of obsolete and industrial scrap, such as used radiators, automotive components (rotors, drums etc.), insulated aluminum and copper wires, electric motors, stainless steel, scrap iron, appliances, aluminum cans, batteries (lead acid), and e-scrap. No individual or entity accounts for more than 10% of the scrap metals that are purchased by the Company.

Customers

The Company sells both ferrous and nonferrous scrap metals (collectively referred to as “raw materials”) to multiple off-take partners and typically bids the material for each shipment to several buyers, depending upon commodity, to ensure the best possible prices. Raw materials margin per ton is defined as the difference between the selling prices for processed and recycled ferrous and nonferrous scrap metals and the price paid to purchase obsolete and industrial scrap.

Distribution and Sales of Materials

No customer accounted for 10% or more of our 2025 gross revenues. As commodities are processed and packaged for delivery, a packing slip is generated and sent out for bid. Based on final spot pricing bids a verbal/written price lock is achieved and the load ear marked for the buyer. Several factors are used, such as freight costs, box and pallet costs, price per pound and suppliers’ previous acceptance of material (without deductions) are used to determine course of action. Several buyers now offer free freight based on gross weights in order to obtain our volume. Determination of sales bids includes the calculations for shipping and payment processing times during the bidding process. Some buyers offer free pickup of materials from Manatee County at no cost to the Company and thus tend to dominate in the bidding process. Although the Company’s two largest customers accounted for a large portion of its gross revenues, the Company believes that the loss of either of these material customers or, for that matter, any customers would be easily replaceable and would likely not have a long-term adverse effect on the Company’s operations due to the bidding process associated with the sale of raw materials and the availability of other buyers. As of the date of this Report, the Company does not have a separate sales force and primarily has relied on the efforts of social media to generate sales.

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

Since commencing operations, the Company has continued to grow while it has observed that a number of competitors in Manatee County ceased operations. The majority of its competition is currently from yards in northern Sarasota County and Southern Hillsborough and Pinellas Counties. The Company believes that future large-scale growth would potentially require the investment of capital expenditures to include a large ram baler and envirorack, which would increase its capability to receive and process automobiles and package commodities more efficiently to maximize loads to buyers. Each scrap yard tends to have specialties that attract customers for specific materials such as aluminum, copper or in the Company’s case, copper wire. The scrap yards business is very price competitive, but the older facilities tend to have operational deficiencies that often limit their capacity or ability to operate.

We believe that the Company’s competitive advantage is that it excels in efficient processing and its constant efforts to exceed customer expectations. Average wait times are under seven minutes and it can easily handle 10-15 customers simultaneously. Positioned on just over 10 acres, it has the capacity and capability to handle any size delivery from small residential customers with only one pound of material to full loads of semi-tractor trailer trucks hauling in tons of scrap metals.

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

Government Regulation

Registration Requirements

The Company is considered a secondary metals recycler under Florida law and is required to register as such with the Florida Department of Revenue (the “Department”) under Sections 538.18 through 538.28 of the Florida Statutes, (the “SMR Statutes”). Applications for registration as a secondary metals recycler (“Application”):

•	may only be made by a corporation organized or qualified to do business in Florida or is a natural person over the age of 18;

•	must identify all secondary metals recycling location owned by the applicant, each of which must be a fixed business address;

•	if a corporation, it must include the name and address of the corporation’s registered agent for service of process in Florida and obtain a certified copy of statement from the Secretary of State that the corporation is duly organized in or is duly qualified to do business in Florida; and

•	shall include for each corporate applicant, a full set of fingerprints from the management teams and owners, each of whom will be subject to a background check to confirm that they do not have any prior criminal activity that would preclude them from being registered as a secondary metals recycler.

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

Operating Restrictions

The SMR Statutes impose a variety of legal restrictions and various prohibitions on the business activities of secondary metals recyclers, including, among other things:

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

Compliance with Governmental Regulations

Under the laws of the SMR Statutes and business regulations in Manatee County, the Company is a registered secondary metals recycler. The Company maintains both digital and paper records of all transactions that are kept onsite to comply with regulations and daily reports are required to be filed with the local Sheriff's Office on all purchase transactions conducted. In compliance with these legal requirements, the Company reports its daily transactions with the Manatee County Sheriff’s Office through software designated by the department and is subject to periodic on-site inspections by the department’s officers to ensure the Company’s compliance with the applicable purchase regulations.

The Company has developed internal controls and procedures over these processes. Currently, the Company submits law enforcement reporting though LeadsOnline and FinderPawn. The Company’s compliance software is semi-automated and is run daily before the 10 am requirement. Controls are in place within the Nexus Recycling software that can only be overridden by owners of the Company. This includes any value over $1,000 dollars, and any restricted material regardless of value. Daily opening routine requires all previous day’s transactions to be printed and a review is done for completeness and any errors or omissions. Any check issued by a cashier over $500 is brought to the General Manager for review prior to mailing or issuing to customer. The Company’s board of directors (the “Board of Directors”) has oversight with regard to risk management. The Company’s General Manager is responsible for monitoring the Company’s risk management systems and reporting any potential issues to the Board of Directors.

Environmental Law Compliance Matters

Compliance with and changes to various environmental requirements and environmental risks applicable to our industry may adversely affect our business, results of operations and financial condition. Under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” or “Superfund”) and analogous Florida statutes, the Company may occasionally be required to clean up or take remedial action with regard to (or pay for cleanup or remedial action with regard to its facilities. If the Company is found to have arranged for treatment or disposal of hazardous substances at the facility, the Company could be named as a potentially responsible party and responsible for both the costs of cleanup as well as for associated natural resource damages at such site. With respect to the sale of scrap metals, the Company contends that an arm's length sale of valuable scrap metal for use as a raw material in a manufacturing process that it does not control should not constitute “an arrangement for disposal or treatment of hazardous substances” as defined under federal law. Subject to the satisfaction of certain conditions, the Superfund Recycling Equity Act provides legitimate sellers of scrap metal for recycling with some relief from Superfund liability under federal law.

As of the date hereof, the Company has not been subject to any federal or state action alleging that it is subject to liability under these environmental laws.

Employees

As of the date of this Annual Report, the Company had 9 full-time employees, of which 3 also are stockholders of the Company. The Company believes that its employees are its most important asset and are fundamental to its success. The Company recognizes that each employee brings a diverse background and a unique skill set, and has fostered a culture that challenges conventional thinking, promotes teamwork, requires accountability and rewards success.

Several of our officers are engaged in outside business activities and are employed on a full-time basis by certain affiliated and non-affiliated companies. In particular, each of our President and Chief Executive Officer, Secretary, and Chief Financial Officer maintain employment outside of the Company. For more information regarding these officers’ employment see the information contained in Part III Item 10 of this Form 10-K. Such officers divide their time among such entities and the specific amount of time that they devote to the Company often varies from week to week or even day to day, and therefore the specific amount of time that such officers devote to the Company cannot be ascertained with any level of certainty. In all cases, however, such officers have committed to devoting the time required to fulfill their responsibilities to the Company on a timely basis.

ITEM 1A. RISK FACTORS

As a “Smaller Reporting Company”, the Company is not required to provide the information required by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a “Non-Accelerated Filer,” the Company is not required to provide the information required by this Item.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

In the ordinary course of business, the Company is subject to cybersecurity risks, which the Company manages as a component of its overall risk management strategy. The Company’s management recognizes the impact that cybersecurity threats could have on our business operations, our compliance with regulations and our reputation. The Company has created a cybersecurity monitoring and reporting framework that it uses to respond to any potential cybersecurity risks. As part of this framework, the Company utilizes a third-party vendor to provide network security and assist with protection against cybersecurity risks through network assessments, monitoring, and related activities. The Company’s management continues to assess material risks from cybersecurity threats, its compliance policies, and its reporting framework in order to limit the risk posed by cybersecurity incidents.

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

While the Company believes it has adequate processes and technology in place to detect and respond to cybersecurity threats, the Company is continually at risk given an ever-changing cybersecurity landscape. Accordingly, the Company can provide no assurances that a future cyber-attack would not affect the Company's business in a material manner. At the effective date of this Annual Report, however, the Company is not aware of any current or past cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition.

ITEM 2. PROPERTIES

The Company’s principal executive offices are located at 822 62nd Street Circle East, Unit 105, Bradenton, Florida 34208. The office space and equipment belong to the Company’s Chief Financial Officer and the Company uses such space and equipment at no charge.

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

Under the terms of the Lease, the Company is leasing the Property from 6 LLC for annual rent of $480,000 paid in 12 monthly payments of $40,000, which is inclusive of electrical, water, sewer, and other utilities. The Lease has an initial term of two years and may be extended for a period of up to five additional years by the Company. The terms of the Lease include customary terms regarding alterations to the Property, maintenance by 6 LLC (for purposes of the Lease, 6 LLC shall be referred to as the “Landlord”), insurance, and indemnification and generally reflect terms that would be typically negotiated in an at arm’s-length transaction with modifications to the termination provisions of the Lease to limit 6 LLC’s ability to terminate the Lease in light of the Purchase Option Agreement. Further, the Lease limits 6 LLC’s ability to assign the Lease, while preserving the right of the Company to assign the Lease under certain circumstances.

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

As part of the Company’s potential development activities on the Property, the Company has negotiated and, on August 12, 2025, entered into an Amended Lease and Amended Purchase Option Agreement with 6, LLC (“Amended 6, LLC Agreements”), to permit the Company to construct or install temporary or permanent improvements and to request or record easements relating to utilities and access, including, without limitation, driveways, fencing, gates, and utility connections. Such improvements also may include those necessary to provide special dedicated access to the Company Real Property in favor of the County during storm conditions.  These improvements shall be at the Company’s sole expense.  Any such construction activities performed by or on behalf of the Company shall be at the Company’s sole expenses and are required to be conducted by properly licensed and qualified contractors, consultants, or other professionals. Under the Amended 6, LLC Agreements, the Company may not permit any liens to attach to the Property by reason of the exercise of its rights thereunder, except any lien bonded or certain insured identified therein.

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

	High	Low
Year Ended September 30, 2024:
First Quarter (10/1/23 to 12/31/23)	$0.40	$0.05
Second Quarter (1/1/24 to 3/31/24)	$0.05	$0.05
Third Quarter (4/1/24 to 6/12/24)	$0.05	$0.05

The number of holders of record of our common stock on December 19, 2025 was approximately 805. On June 12, 2024, the last date our common stock was quoted on an active trading market, the last reported sale price of our common stock as quoted by the OTC Markets Group, Inc. in the OTC Expert Market tier was $0.05 per share after giving effect to the Reverse Stock Split and the last trade on our common stock was made on December 5, 2023.

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

Restrictions on the Use of Rule 144 by Former Shell Companies.  Under Rule 144 promulgated by the Commission, stockholders generally may not use Rule 144 for the resale of securities issued by any shell companies (other than business combination related shell companies) or any issuer that has been at any time previously a shell company. The Commission, hover, has provided an exception to this prohibition under the following conditions (“Trading Conditions”):

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

As a result of the consummation of the Merger, we ceased to be a shell company. On April 24, 2024, we filed a Form 8-K with the Commission containing the “Form 10 Information” referenced in the rule. Accordingly, as of April 24, 2025 our existing stockholders were able to sell shares of our common stock pursuant to Rule 144 without registration.  However, as indicated above, there currently is no public trading market for our common stock.

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

Recent Sales of Unregistered Securities

                On August 4, 2025, the Company granted an aggregate of 700 shares of Common Stock to the members of the Board pursuant to the recently approved annual equity retainer payable as partial compensation for their service on the Board. The shares of Common Stock issued to its directors under the annual retainer were issued pursuant to an exemption from registration under the Securities Act provided under Rule 506(b) of Regulation D promulgated thereunder.  For more information, refer to Item 11. Executive Compensation–Director Compensation.

Transfer Agent

The transfer agent and registrar for our common shares is Colonial Stock Transfer Company, Inc., whose address is 7840 S 700 E, Sandy, UT 84070 and whose telephone number is 801-355-5740.  Its website is colonialstock.com.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the operating results and financial condition of the Company for the fiscal years ended September 30, 2025 and 2024.  The discussion and analysis set forth below is intended to assist you in understanding the financial condition and results of our operations and should be read in conjunction with our audited financial statements and the accompanying notes included elsewhere in this Form 10-K. Our results of operations and financial condition, as reflected in the accompanying statements and related notes, are subject to management’s evaluation and interpretations of business conditions, changing market conditions and other factors. Historical results and trends that might appear should not be taken as indicative of future operations. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of various factors, including those discussed elsewhere in this Form 10-K.

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

Government Tariff Actions

On April 2, 2025, the President of the United States outlined steps to implement changes in trade policy referred to as “Liberation Day” whereby the trade and tariff relationships with other countries would be reevaluated and renegotiated.  In particular, an increase in tariffs was announced, with some taking place immediately, others have been subsequently delayed, and still others that had gone into effect being subsequently revised.

Although the impact of the tariffs and trade policy discussions with other nations cannot be fully determined while these discussions are ongoing and many of the tariffs have been delayed, such tariffs could have an adverse impact on the Company’s future operations and profitability. Such tariffs and trade discussions could result in an increase in costs associated with pour scrap metal purchases, supply chain disruptions, an overall reduction in consumer confidence and demand, and an overall economic slowdown.  The impact on the general economy will be subject to several factors that cannot be determined at this time, such as whether other countries will retaliate and the spiral effect that such retaliation could have, uncertain duration of trade conflicts, the possibility of legal challenges or Congressional action, and the impact on the reputation of U.S. companies abroad.

Because the Company does not have operations outside of its local Florida location, we do not believe the Company is directly impacted by the impact on foreign trade or currency exchange rate fluctuations or subject to supply chain issues that may be affected by foreign imports.  However, the Company could be indirectly affected by these matters as it relates to the purchasers of its scrap materials, including the possibility of reduced consumer confidence and demand. Adverse economic consequences to such customers may curtail their purchases and adversely affect our operations

Further, the tariffs could adversely affect credit markets and interest rates, which may result in an increase in the costs of our outstanding debt obligations.  In addition, such tariffs could also result in lower equity valuations for the Company and adversely affect any future equity financing that it may seek to obtain.

The Company has noted that the current tariff environment has continued to cause volatility due to the uncertainty relating to the President’s position with respect to tariffs on certain commodities.  Material demand is high whereas material supply is short causing pricing especially in steel purchases to remain inconsistent with standard trends and will continue to be monitored by management. Because of our flexibility, smaller size, and direct management involvement, we believe we can move quickly to take advantage of favorable downward changes in commodity prices and then sell our products profitably at a discount as compared to our competitors. Furthermore, the Company is able to stockpile certain commodities acquired at lower prices to resell when those commodity prices rise in the future.

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

Balance Sheet

At September 30, 2025 and 2024, the Company had total assets of $2,478,376 and $2,512,968, respectively, total liabilities of $2,128,544 and $2,624,603, respectively, and total stockholders’ equity (deficit) of $349,832 and $(111,635), respectively. The decrease of total assets of $34,592 from September 30, 2024 to September 30, 2025 was due to an increase in cash of $604,479 as a result of increased sales, decrease in deferred tax asset in the amount of $22,166 offset by an aggregate decrease in accounts receivable, deferred income tax asset, inventory, right of use asset, property and equipment totaling $639,071. The decrease of total liabilities of $496,059 from September 30, 2024 to September 30, 2025 was due primarily to an aggregate $507,248 of accounts payable, accrued interest payable, related party loans, convertible notes payable, and lease liabilities offset by an increase in taxes payable $145,537 and accrued compensation in the amount of $113,520.

Results of Operations

Comparison of Years Ended September 30, 2025 and 2024

Revenues. For the years ended September 30, 2025 and 2024, the Company had total revenues of $4,832,489 and $3,440,101, respectively, and gross profits of $2,184,501 and $1,514,251, respectively. The primary driver of the Company’s revenues were steel prices and the prices of other metal commodities. When metal prices are higher, revenues increase assuming that volume is stable. The Company is primarily impacted by the price of steel, with the price of copper and the price of other metals also significantly contributing to the Company’s revenues and profits. The primary reason for the increase in our revenues for the year ended September 30, 2025 was due to the increase in the volume of the Company’s sales in the year ended September 30, 2025 when compared to the year ended September 30, 2024. There increased volume of sales in the 2025 fiscal year was primarily the result of decreases in commodity prices combined with stable material volume as well as a sudden increase in material purchases specifically in aluminum products as result of Hurricane Milton. Additionally, we have been able to take advantage of the current volatility in commodity prices due to developments relating to tariff decisions by the United States to acquire commodities at lower prices which are then sold at consistent pricing.

Cost of goods sold for the year ended September 30, 2025 and 2024 were $2,647,988 and $1,925,850, respectively, resulting in a gross margin of 45% and 44%, respectively. Cost of goods sold consists primary of costs associated with purchasing salvage and scrap metal and increases as prices for these commodities fluctuate. The Company was able to purchase a significant volume of aluminum in the second quarter as a result of Hurricane Milton. Because of this event, buyers became aggressive in their price offerings to receive material once the bidding price resumed. During the third quarter, our revenues returned to normal operations, but our ability acquire additional commodities at favorable prices, while maintaining our volume of sales at consistent prices which our customers believe to be favorable to them has resulted in continuing improved sales from the same period last year. As a result, the gross margin increased over the year.

Operating Expenses. The Company’s operating expenses increased from $1,474,370 for the year ended September 30, 2024 to $1,593,358 for the year ended September 30, 2025 due primarily to an aggregate increase in professional fees, director compensation and payroll expense of $135,659 offset by a decrease in general and administrative expenses of $16,671. A substantial portion of the professional fees in 2025 and 2024 were the result of the Merger and integration of Renovo operations with the Company. The Company accrued director compensation in the amount of $113,800 for the year ended September 30, 2025.

Other Expenses. Other expenses went from ($68,865) during the year ended September 30, 2024 to other income of $23,365 during the year ended September 30, 2025. The difference was directly attributable to the Company recording a gain on extinguishment of accounts payable in the amount of $95,150 for the year ended September 30, 2025.

Net Income (Loss)

We had a net income of $461,187 for the year ended September 30, 2025 as compared to a net loss of $21,752 for the year ended September 30, 2024. The net income for the year ended September 30, 2025 was primarily the result of a 40% increase in sales in the current period due to aggressive bidding by buyers as a result of increased aluminum as a result of Hurricane Milton in the second quarter, as well as a continued net income growth experienced from operations in the third and fourth quarter.

Liquidity and Capital Resources

At September 30, 2025 and 2024, our current liabilities were $2,128,544 and $1,049,564, respectively. We had no material commitments for capital expenditures as of September 30, 2025 or 2024.  The difference of $1,078,980 primarily related to the reclassification of related party debt in the amount of $1,327,171 from long-term to short-term. Additionally, the Company accrued $113,520 in compensation during the year ended September 30, 2025. However, the difference was offset somewhat by the repayment of $90,000 in convertible notes payable to related party as well as a decrease in the lease liability in the amount of $250,402.

The Company’s principal sources of funds are funds generated by its operations, as well as amounts received from affiliated loans.  Such affiliated loans include both those entered into by the Company prior to the Merger and those entered into by Renovo prior to the Merger. In addition, the Company has paid operational expenses and debt on behalf of 6 LLC. As of September 30, 2025, the total paid on behalf of 6 LLC and payable to the Company is $1,009,580. These advances bear no interest, are uncollateralized and have no specific due date. As stated above under the balance sheet section, there was an increase in cash as a result of increased sales. The Company plans to apply a portion of its existing cash position to repay certain such affiliated loans and to undertake various property maintenance projects.

Management has evaluated the Company’s ability to continue as a going concern in accordance with ASC 205-40. In prior periods, substantial doubt existed regarding the Company’s ability to meet its obligations due to recurring losses and negative operating cash flows. Based on this assessment, management has concluded that substantial doubt about the Company’s ability to continue as a going concern has been alleviated. Accordingly, the financial statements have been prepared on a going concern basis.  However, for the fiscal year ended September 30, 2025, the Company generated net income and positive cash flows from operations of $744,979. These results reflect improved operating performance and strengthened liquidity.

The Company currently intends to undertake certain capital expenditures relating to certain improvements on the property where it conducts business to construct or install temporary or permanent improvements and to request or record easements relating to utilities and access, including, without limitation, driveways, fencing, gates, and utility connections. Such improvements also may include those necessary to provide special dedicated access to the Company property in favor of the County during storm conditions.  These improvements shall be at the Company’s sole expense.  The Company expects to expend approximately $325,000 during the next 12 months for such capital expenditures and that such expenses will be paid out of revenue generated by the Company during that period.

As part of the Company’s potential development activities on the Property, the Company has negotiated and, on August 12, 2025, entered into the Amended LLC Agreements with 6, LLC (“Amended 6, LLC Agreements”), to permit the Company to construct or install temporary or permanent improvements and to request or record easements relating to utilities and access, including, without limitation, driveways, fencing, gates, and utility connections. Such improvements also may include those necessary to provide special dedicated access to the Company Real Property in favor of the County during storm conditions.  These improvements shall be at the Company’s sole expense.  Any such construction activities performed by or on behalf of the Company shall be at the Company’s sole expenses and are required to be conducted by properly licensed and qualified contractors, consultants, or other professionals. Under the Amended 6, LLC Agreements, the Company may not permit any liens to attach to the Property by reason of the exercise of its rights thereunder, except any lien bonded or certain insured identified therein.

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

 Cash Flow

The following table provides detailed information about our net cash flow for the fiscal years ended September 30, 2025 and 2024:

	Fiscal Year Ended September 30,
	2025	2024
Net cash provided by (used in) operating activities	$744,979	$(171,595)
Net cash used in investing activities	-	(587,439)
Net cash (used in) provided by financing activities	(140,500)	362,970
Net change in cash and cash equivalents	604,479	(396,064)
Cash and cash equivalents at beginning of period	425,706	821,770
Cash and cash equivalent at end of period	$1,030,185	$425,706

Net cash provided by operating activities for the year ended September 30, 2025 was $744,979 compared to $171,595 used in operating activities for the year ended September 30, 2024. This difference primarily related to net income in the current period coupled with a gain on extinguishment of accounts payable in the amount of $95,150 and the repayment of interest in the amount of $135,551. During the year ended September 30, 2025, there were no investing activities versus ($587,439) used in investing activities in the prior period related to the reverse merger. During the year ended September 30, 2025, our financing activities used cash of $140,500 to repay the outstanding convertible debt, and related party debt compared to $362,970 provided by financing activities during the year ended September 30, 2024 due to proceeds from related party loans.

Affiliate Loans

Prior to the Merger with Renovo, the Company had no operations and generated no revenues.  As a result, the Company entered into various lending arrangements with related parties to finance its activities in connection with the preparation of its SEC filings and the negotiation of the Merger transaction.  These loans were made to the Company by James K. Toomey. Several of these loans were convertible at the option of Mr. Toomey into shares of the Company’s common stock and were repaid during the fiscal year ended September 30, 2025.

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

The Company Affiliate Debt which was assumed by the Company from Renovo in connection with the Merger, including the Company Security (as defined below), is subordinated to the 6 LLC Bank Loan and secured by all of the assets of the Company and is secured by all of the assets of 6 LLC (the “6 LLC Security”).  In addition, 6 LLC’s primary source of funds included loans made to 6 LLC by the Toomey Debtholders and their affiliated entities (such loans collectively comprise the “6 LLC Affiliate Debt”). The 6 LLC Affiliate Debt, including the 6 LLC Security, is subordinated to the 6 LLC Bank Loan. The 6 LLC Affiliate Debt is secured by all of the assets of 6 LLC, and certain of the 6 LLC Affiliate Debt is secured by the assets of the Company (the “Company Security”). As of September 30, 2025 the aggregate principal amount of the Company Security was approximately $1,327,171 and the accrued interest thereon was approximately $257,371.

                Set forth below is the outstanding Company Affiliate Debt as of the September 30, 2025.

Affiliate Lender	Date of Original Loan	Principal Amount Borrowed	Annual Interest Rate	Accrued Interest	Maturity Date

Passing Through, LLC (Toomey family trust/estate)	July 1, 2016	$600,000	5.00%	$257,371	December 31, 2025
Conch and Shell Holdings, Inc.(extended Toomey family)	November 20, 2018	$250,000	8.00%	$-	December 31, 2025
James, Lori and Kristen Toomey	November 20, 2018	$365,000	5.00%	$-	December 31, 2025
Kristen Toomey	November 20, 2018	$35,000	5.00%	$-	December 31, 2025
James Toomey(1)	February 1, 2021	$130,000	2.00%	$-	December 31, 2025
James Toomey(1)	March 7, 2022	$50,000	2.00%	$-	December 31, 2025

________________

(1)	These notes were entered into by the Company prior to the Merger (and not assumed from Renovo in connection with the Merger) and therefore are not subordinated to the 6 LLC Bank Loan.

Set forth below is the outstanding 6 LLC Affiliate Debt subject to the Company Security as of September 30, 2025.

Affiliate Lender	Principal Amount Outstanding
James K. Toomey	$100,000
Lori Toomey	$300,000
Lori Toomey	$500,000
James and Lori Toomey	$50,000
Passing Through, LLC	$189,545
Passing Through, LLC	$100,000
Passing Through, LLC	$100,000
Conch and Shell Holdings, Inc.	$100,000
Conch and Shell Holdings, Inc.	$248,725
Lori Toomey, Conch and Shell Holdings, Inc., and AMI Holdings, Inc.	$225,000

The maturity dates of the 6 LLC Affiliate Debt have been extended to December 31, 2026.

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

For more information relating to the Company Affiliate Debt and the 6 LLC Debt, please see Notes 8 and 9 to the Financial Statements.

Hancock Whitney Bank Loan

The outstanding amount owed under the 6 LLC Bank Loan as of September 30, 2025 was approximately $1,595,298.  Interest accrues on the 6 LLC Bank Loan at an annual rate of 6.735% and the loan was set to mature on December 31, 2026; however, 6 LLC has received a commitment letter to extend the loan by another 12 months at an annual rate of 5.75%.  The 6 LLC Bank Loan has been on a year-to-year basis since 2019 and the parties historically have extended the 6 LLC Bank Loan and have entered into new loan agreements each year.  However, there is no agreement to extend the 6 LLC Bank Loan each year and, as a result, there is a risk that the 6 LLC Bank Loan will not be extended beyond the current maturity date and, if it is extended, that the terms of such 6 LLC Bank Loan may be on terms more disadvantageous as those currently in place (i.e., higher interest rates to reflect current market conditions).

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

Credit Agreements

On October 21, 2024, the Company drew $100,000 of the $200,000 available under the CAS Agreement and on October 22, 2024, the Company drew the remaining $100,000 available under the CAS Agreement. On October 23, 2024 the Company drew $100,000 (the full amount available) under the 6 LLC Credit Agreement. Amounts drawn under the Credit Agreements were used to purchase additional inventory created by Hurricane Milton.

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

On December 16, 2024, the Company repaid all amounts due pursuant to the CAS Credit Agreement and the 6 LLC Credit Agreement.

Subsequent Events

On December 18, 2025, the Company paid all deferred director cash compensation amounts owed to its directors for the fiscal years ended September 2024 and 2025.

On December 24, 2025, the Company modified the agreements governing the Company Affiliate Debt to extend the maturity dates of the non-convertible portions of the Company Affiliate Debt to December 31, 2026 and increase the interest rate on certain agreements. For more information regarding the extension of the Company Affiliate Debt and the increase in the interest rates, see the information described in Part III, Item 13 – Certain Relationships and Related Transactions – Toomey Debtholder Loans to the Company Prior to the Merger – Promissory Notes and Part III, Item 13 – Certain Relationships and Related Transactions – Renovo Affiliate Debt.

On December 24, 2025, 6 LLC modified the agreements governing the 6 LLC Affiliate Debt to extend the maturity dates to December 31, 2026 and increase the interest rate on certain agreements.  For more information regarding the extension of the 6 LLC Affiliate Debt and the increase in interest rates, see the information described in Part III, Item 13 – Certain Relationships and Related Transactions – 6 LLC Affiliate Debt.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities (see Note 2, Summary of Significant Accounting Policies, contained in the notes to the Company’s consolidated financial statements for the years ended September 30, 2025 and 2024 contained in this filing). On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities which are not readily apparent from other sources. Actual results may differ from these estimates based upon different assumptions or conditions; however, we believe that our estimates are reasonable.

Management is aware that certain changes in accounting estimates employed in generating financial statements can have the effect of making the Company look more or less profitable than it actually is. Management does not believe that the Company has made any such changes in accounting estimates.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “Smaller Reporting Company”, the Company is not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Kingfish Holding Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kingfish Holding Corporation (the “Company”) as of September 30, 2025 and 2024, the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended September 30, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2025 and 2024 and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, management has evaluated the Company’s ability to continue as a going concern and how substantial doubt has been alleviated from the prior period. Our opinion is not modified with respect to that matter.

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

/s/ Astra Audit & Advisory LLC

We have served as the Company’s auditor since 2024.

Tampa, Florida

December 29, 2025

KINGFISH HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2025	September 30, 2024

ASSETS
Current assets
Cash and cash equivalents	$1,030,185	$425,706
Accounts receivable, net	-	73,543
Deferred income tax asset	98,308	120,474
Inventory, net	108,441	195,977
Total current assets	1,236,934	815,700

Due from related party	1,009,580	1,009,580
Right of use asset, net	197,369	645,139
Property and equipment, net	33,533	41,589
Other assets	960	960
Total assets	$2,478,376	$2,512,968

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$23,132	$126,212
Accrued compensation	113,520	-
Accrued interest payable	257,371	321,137
Related party loans, current	1,327,171	-
Convertible notes payable to related party	-	90,000
Taxes payable	209,981	64,444
Lease liability - current	197,369	447,771
Total current liabilities	2,128,544	1,049,564

Long term liabilities:
Related party loans	-	1,377,671
Lease liability	-	197,368
Total liabilities	2,128,544	2,624,603

Commitments and contingencies (Note 13)

Stockholders' equity (deficit):
Preferred stock, par $0.0001, 20,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, par $0.0001, 200,000,000 shares authorized, 837,962 shares issued and outstanding	84	84
Shares to be issued	280	-
Retained earnings (accumulated deficit)	349,468	(111,719)
Total stockholders' equity (deficit)	349,832	(111,635)
Total liabilities and stockholders' equity (deficit)	$2,478,376	$2,512,968

The accompanying notes are an integral part of the consolidated financial statements

KINGFISH HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	September 30,
	2025	2024

Revenues:
Sales	$4,832,489	$3,440,101
Cost of goods sold	2,647,988	1,925,850

Gross profit	2,184,501	1,514,251

Expenses:
Operating expenses:
Professional fees	367,847	352,192
Rent expense	480,000	480,000
General and administrative	222,805	239,476
Director compensation	113,800	-
Payroll expense	408,906	402,702
Total operating expenses	1,593,358	1,474,370

Income from operations	591,143	39,881

Other income (expense):
Interest expense	(71,785)	(68,865)
Gain on extinguishment of accounts payable	95,150	-
Total other income (expense)	23,365	(68,865)

Net income (loss) before income taxes	614,508	(28,984)

Provision for income taxes	153,321	(7,232)

Net income (loss)	$461,187	$(21,752)

Basic and diluted earnings per share on net income (loss)
Basic	$0.55	$(0.03)
Diluted	$0.55	$(0.03)

Weighted average shares outstanding
Basic	837,962	707,332
Diluted	837,962	707,332

The accompanying notes are an integral part of the consolidated financial statements

KINGFISH HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED SEPTEMBER 30, 2025 AND 2024

	Common Stock		Shares to be Issued			Retained Earnings
		Par			Paid In	(Accumulated
	Shares	$0.0001	Shares	Amount	Capital	Deficit)	Total
Balance - September 30, 2023	600,000	$60	-	$-	$-	$787,495	$787,555

Effects of recapitalization	237,962	24	-	-	-	(877,462)	(877,438)

Net loss	-	-	-	-	-	(21,752)	(21,752)

Balance - September 30, 2024	837,962	$84	-	$-	$-	$(111,719)	(111,635)

Shares to be issued for director compensation	-	-	700	280	-	-	280

Net income	-	-	-	-	-	461,187	461,187

Balance - September 30, 2025	837,962	$84	700	$280	$-	$349,468	$349,832

The accompanying notes are an integral part of the consolidated financial statements

KINGFISH HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	September 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$461,187	$(21,752)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	8,056	9,363
Common stock issuable for board compensation	280	-
Gain on extinguishment of accounts payable	(95,150)	-
Amortization of right of use asset	447,770	645,139
Changes in operating assets and liabilities:
Accounts receivable	73,543	(73,543)
Inventory	87,536	(18,827)
Deferred tax asset	22,166	(7,231)
Accounts payable	(7,930)	113,176
Accrued compensation	113,520	-
Accrued interest payable	(63,766)	(119,706)
Taxes payable	145,537	(53,075)
Operating lease liability	(447,770)	(645,139)
Net change in operating activities	744,979	(171,595)

CASH FLOWS FROM INVESTING ACTIVITIES
Business acquisition	-	(587,439)
Net change in investing activities	-	(587,439)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of convertible notes payable to related party	(90,000)	-
Related party loans, net	(50,500)	362,970
Net change in financing activities	(140,500)	362,970

Net Increase (Decrease) in Cash	604,479	(396,064)

Cash - Beginning of the Period	425,706	821,770

Cash - End of the Period	$1,030,185	$425,706

Supplemental Disclosures of Cash Flows
Cash paid for Interest	$135,551	$252,712
Cash paid for income taxes	$-	$9,588

The accompanying notes are an integral part of the consolidated financial statements

KINGFISH HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

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

2. Summary of Significant Accounting Policies:

Basis of presentation and consolidation:

The accompanying consolidated financial statements, which include the accounts of the Company and Renovo Resource Solutions, Inc. (“Renovo”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the years ended September 30, 2025 and 2024. The consolidated financial statements have been prepared using the accrual basis of accounting in accordance with GAAP and presented in US dollars. The fiscal year end is September 30.

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

Cash:

Cash is maintained at a financial institution and, at times, the balance may exceed federally insured limits. The Company has never experienced any losses related to the balance. Currently, the FDIC provides insurance coverage up to $250,000 per depositor at each financial institution. The amount in excess of FDIC limits at September 30, 2025 and 2024 was $566,519 and $65,630, respectively.

For purposes of the consolidated statements of cash flows, the Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash.

Inventories:

Inventories are stated at the lower of cost or net realizable value. Cost, which includes raw materials is determined on a first-in, first-out basis. On a monthly basis, the Company analyzes its inventory levels and reserve for inventory that is expected to expire prior to being sold, inventory that has a cost basis in excess of its expected net realizable value, inventory in excess of expected net realizable value, inventory in excess of expected sales requirements, or inventory that fails to meet commercial sale specifications. Expired inventory is disposed of and the related costs are written off to inventory obsolescence. As of September 30, 2025 and 2024, the balance of inventory was $108,441 and $195,977, respectively. As of September 30, 2025 and 2024, there was no inventory reserve.

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

Further, the Company considers macroeconomic factors and the status of the technology industry to estimate if there are current expected credit losses within its trade receivables based on the trends and its expectation of the future status of such economic and industry-specific factors. Also, specific allowance amounts are established based on review of outstanding invoices to record the appropriate provision for customers that have a higher probability of default. As of September 30, 2025 and 2024, there was no allowance.

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

Cost of Goods Sold:

Cost of goods sold is primarily comprised of direct costs of purchasing materials from customers, including hauling, freight and fuel and labor from the process of containerizing the materials.

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

At September 30, 2025, there were no potentially dilutive securities. However, as of September 30, 2024, convertible notes payable to related party of $90,000 could potentially convert into 180 shares of Common Stock. For the year ended September 30, 2024, the Company had a net loss. As a result, these shares have been excluded from the diluted net loss per share calculations for the year ended September 30, 2024 because the effect of including them would be anti-dilutive.

Segment Reporting:

In November 2023, the FASB issued ASU 2023-07, *Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures*, enhancing segment expense transparency. The Company has adopted this standard in the current fiscal year. The Company has determined that it has one reportable segment, which includes acquiring salvage and reselling scrap metals. The scrap metals consist of processed and unprocessed ferrous and nonferrous metals from a variety of sources including, manufacturing and industrial plants, metal fabrication plants, electric utilities, machine shops, factories, refineries, demolition businesses, wrecking companies, contractors, and retail individuals. The single segment was identified based on how the Chief Operating Decision Maker, who they have determined to be its Chief Executive Officer, manages and evaluates performance and allocates resources.

Going Concern:

Management has evaluated the Company’s ability to continue as a going concern in accordance with ASC 205-40. In prior periods, substantial doubt existed regarding the Company’s ability to meet its obligations due to recurring losses and negative operating cash flows. However, for the year ended September 30, 2025, the Company generated net income of $461,187 and positive cash flows from operations of $744,979. These results reflect improved operating performance and strengthened liquidity.

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

Pro Forma Disclosures

The following pro forma financial results reflects the historical operating results of the Company, including the pro forma results of Renovo for the year ended September 30, 2024, respectively, as if the Merger had occurred as of October 1, 2023. The pro forma financial information set forth below reflects adjustments to the historical data of the Company to give effect to the Merger and the related equity issuances as if each had occurred on October 1, 2023. The pro forma information presented below does not purport to represent what the actual results of operations would have been for the periods indicated, nor does it purport to represent the Company’s future results of operations. The following tables summarize on an pro forma basis the Company’s results of operations for the year ended September 30, 2024:

For the year ended
September 30,
2024
Net revenue	$3,440,101
Net loss	$(119,671)
Net loss per share- basic	$(0.17)
Weighted average number of shares of common stock outstanding- basic	707,332
Net loss per share- diluted	$(0.17)
Weighted average number of shares of common stock outstanding- diluted	707,332

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

Operating lease right-of-use asset and liability are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value is the incremental borrowing rate, estimated to be 8%, as the interest rate implicit in most of the Company’s leases is not readily determinable. Operating lease expense is recognized on a straight-line basis over the lease term. Since the common area maintenance expenses are expenses that do not depend on an index or rate, they are excluded from the measurement of the lease liability and recognized in general and administrative expenses on the consolidated statements of operations. During the years ended September 30, 2025 and 2024, the Company recorded $480,000 in rent expense, related to this lease.

Right-of-use asset is summarized below:

	September 30, 2025	September 30, 2024
Office lease	$890,318	$890,318
Less: accumulated amortization	(692,949)	(245,179)
Right-of-use asset, net	$197,369	$645,139

Operating lease liability is summarized below:

	September 30, 2025	September 30, 2024
Office lease	$197,369	$645,139
Less: current portion	(197,369)	(447,771)
Long term portion	$-	$197,368

Maturity of the lease liability is as follows:

Total
Year ending September 30, 2026	$200,000
Less: imputed interest	(2,631)
Present value of payments	$197,369

5. Receivables and Loans from Related Parties:

The Company has paid operational expenses and debt on behalf of 6 LLC, a related party who holds the real estate on which the business operates. As of September 30, 2025 and 2024, the total paid on behalf of 6 LLC and payable to the Company is $1,009,580. These advances bear no interest, are uncollateralized and have no specific due date.

The above transactions and amounts are not necessarily what third parties would have agreed to.

6. Property and Equipment:

Property and equipment consisted of the following at September 30, 2025 and 2024:

	September 30, 2025	September 30, 2024
Leasehold improvements	$7,826	$7,826
Software	19,744	19,637
Furniture and equipment	675,614	675,614
	703,184	703,077
Less: Accumulated depreciation	(669,651)	(661,488)
Total	$33,533	$41,589

During the years ended September 30, 2025 and 2024, the Company recorded $8,056 and $9,363 of depreciation expense, respectively. Depreciation expense is recorded in general and administrative expenses in the consolidated statements of operations.

7. Accounts Payable

The Company had accounts payable balances from three vendors aggregating $95,150. On December 31, 2024, the Company wrote off these balances due to the balances being past the statute of limitations for collectability. As a result, the Company recorded a gain on extinguishment of accounts payable in the amount of $95,150.

8. Related Party Loans:

Related party loans (the “Related Party Loans”) consisted of the following at September 30, 2025 and 2024:

	September 30, 2025	September 30, 2024
Passing Through, LLC	$531,249	$581,249
Conch and Shell Holdings, Inc.	247,775	248,275
J. Toomey and L. Toomey	333,147	333,147
K. Toomey	35,000	35,000
J. Toomey	180,000	180,000
Total	$1,327,171	$1,377,671
Total current	1,327,171	-
Total long term	$-	$1,377,671

The Company entered into a note with Passing Through, LLC, for $600,000 effective July 1, 2016. The note bears interest, commencing on the date of the loan, at an initial rate of 5% per annum. The maturity date of the note will accelerate and be due and payable immediately upon any change of control, merger, or other business combination (as defined in the note). If the maturity date is extended for any reason whatsoever (including in connection with an acceleration event), the note will bear interest at a rate of 5% per annum, commencing on the date of any such extension. On October 28, 2022, the note was modified and the maturity date was extended to December 31, 2023. On December 31, 2023, the note was extended to September 30, 2025. On June 30, 2025, the note was extended to December 31, 2025. During the years ended September 30, 2025 and 2024, the Company recorded $28,612 and $29,122 in interest expense, respectively. During the year ended September 30, 2025, the Company repaid $25,000 in accrued interest. As of September 30, 2025 and 2024, the balance of accrued interest was $257,371 and $253,759, respectively.

The Company entered into a note with Conch and Shell Holdings, Inc, for $250,000 effective November 20, 2018. The note bears interest, commencing on the date of the loan, at an initial rate of 8% per annum. The maturity date of the note will accelerate and be due and payable immediately upon any change of control, merger, or other business combination (as defined in the note). If the maturity date is extended for any reason whatsoever (including in connection with an acceleration event), the note will bear interest at a rate of 8% per annum, commencing on the date of any such extension. On October 28, 2022, the note was modified and the maturity date was extended to December 31, 2023. Interest as of December 31, 2023 in the amount of $121,666 was paid during December 2023. On December 31, 2023, the note was extended to September 30, 2025. On June 30, 2025, the note was extended to December 31, 2025. During the years ended September 30, 2025 and 2024, the Company recorded $19,862 and $19,902 in interest expense, respectively. During the year ended September 30, 2025, the Company repaid $34,765 in accrued interest. As of September 30, 2025 and 2024, the balance of accrued interest was $0 and $14,903, respectively.

The Company entered into a note with James K. and Lori M. Toomey, directors, for $365,000 effective November 20, 2018. The note bears interest, commencing on the date of the loan, at an initial rate of 5% per annum. The maturity date of the note will accelerate and be due and payable immediately upon any change of control, merger, or other business combination (as defined in the note). If the maturity date is extended for any reason whatsoever (including in connection with an acceleration event), the note will bear interest at a rate of 5% per annum, commencing on the date of any such extension. On October 28, 2022, the note was modified and the maturity date was extended to December 31, 2023. Interest as of December 31, 2023 in the amount of $103,045 was paid during December 2023. On December 31, 2023, the note was extended to September 30, 2025. On June 30, 2025, the note was extended to December 31, 2025. During the years ended September 30, 2025 and 2024, the Company recorded $16,657 and $16,692, in interest expense, respectively. During the year ended September 30, 2025, the Company repaid $29,282 in accrued interest. As of September 30, 2025 and 2024, the balance of accrued interest was $0 and $12,624, respectively.

The Company entered into a note with K. Toomey, director, for $35,000 effective November 20, 2018. The note bears interest, commencing on the date of the loan, at an initial rate of 5% per annum. The maturity date of the note will accelerate and be due and payable immediately upon any change of control, merger, or other business combination (as defined in the note). If the maturity date is extended for any reason whatsoever (including in connection with an acceleration event), the note will bear interest at a rate of 5% per annum, commencing on the date of any such extension. On October 28, 2022, the note was modified and the maturity date was extended to December 31, 2023. Interest as of December 31, 2023 in the amount of $103,045 was paid during December 2023. On December 31, 2023, the note was extended to September 30, 2025. On June 30, 2025, the note was extended to December 31, 2025. During the years ended September 30, 2025 and 2024, the Company recorded $1,750 and $1,754, in interest expense, respectively. During the year ended September 30, 2025, the Company repaid $3,066 in accrued interest. As of September 30, 2025 and 2024, the balance of interest expense was $0 and $12,624, respectively.

The Company entered into a note to convert prior advances in a note payable with Mr. Toomey, a director, for $130,000 effective February 1, 2021 (the “2021 Promissory Note”). The 2021 Promissory Note bears interest, commencing on the date of the loan, at an initial rate of 2% per annum and the note matures on September 30, 2024. The maturity date of the note will accelerate and be due and payable immediately upon any change of control, merger, or other business combination (as defined in the note). If the maturity date is extended for any reason whatsoever (including in connection with an acceleration event), the note will bear interest at a rate of 5% per annum, commencing on the date of any such extension.  On September 30, 2025, Mr. Toomey and the Company entered into Amendment to the 2021 Promissory Note to extend the maturity date of the 2021 Promissory Note to December 31, 2025. During the years ended September 30, 2025 and 2024, the Company recorded $2,600 and $325, in interest expense, respectively. During the year ended September 30, 2025, the Company repaid $12,124 in accrued interest. As of September 30, 2025 and 2024, the balance of accrued interest was $0 and $9,524, respectively.

The Company entered into a note with Mr. Toomey, a director, for $50,000 effective March 7, 2022 (the “2022 Promissory Note”). The note bears interest, commencing on the date of the loan, at an initial rate of 2% per annum and the note matures on September 30, 2025. The maturity date of the note will accelerate and be due and payable immediately upon any change of control, merger, or other business combination (as defined in the note). If the maturity date is extended for any reason whatsoever (including in connection with an acceleration event), the note will bear interest at a rate of 5% per annum, commencing on the date of any such extension. On September 30, 2025, Mr. Toomey and the Company entered into an Amendment to the 2021 Promissory Note to extend the maturity date of the 2022 Promissory Note to December 31, 2025.  During the years ended September 30, 2025 and 2024, the Company recorded $1,000 and $196, in interest expense, respectively. During the year ended September 30, 2025, the Company repaid $3,570 in accrued interest. As of September 30, 2025 and 2024, the balance of accrued interest was $0 and $2,570, respectively.

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

Both the 6 LLC Affiliate Debt, and the Company Security thereof, and the Company Affiliate Debt, and the 6 LLC Security thereof are subordinated to the Bank Loan which has a senior secured security interest in all of the assets of the Company and 6 LLC. Although the Bank Loan is by and between Hancock Whitney Bank and 6 LLC, all of the assets of the Company and all of the assets of 6 LLC, including the property on which the Company conducts business, are used to secure the Bank Loan. As a result, Lori Toomey (a director of the Company) has pledged her personal trust as additional collateral as security for the Bank Loan and she is required to maintain $1 million of liquid assets in her trust. The outstanding amount owed under the Bank Loan as of September 30, 2025 was $1,627,399. Interest accrues on the Bank Loan at an annual rate of 7.36% and is currently being extended on a month-to-month basis pending discussions surrounding an extension of the Bank Loan. The Bank Loan has been on a year-to-year basis since 2019 and the parties historically have extended the Bank Loan and have entered into new loan agreements each year. However, there is no agreement to extend the Bank Loan each year and, as a result, there is a risk that the Bank Loan will not be extended beyond the current maturity date and, if it is extended, that the terms of such Bank Loan may be on terms more disadvantageous as those currently in place (i.e., higher interest rates to reflect current market conditions).

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

9. Convertible Notes Payable to Related Party:

The Company entered into a convertible note with a director for $20,000 effective December 7, 2015. The note bears interest at a rate of 3.5% per annum and all unpaid principal and interest are due on demand by the director. The outstanding principal balance of the note is convertible into the Company’s shares of common stock at the conversion price of $1.00 per share. During the years ended September 30, 2025 and 2024, the Company recorded $290 and $127, in interest expense, respectively. On March 3, 2025, the Company repaid the loan in full including $6,465 in accrued interest. As of September 30, 2025 and 2024, the balance of accrued interest was $0 and $6,175, respectively.

The Company entered into a convertible note with a director for $20,000 effective March 3, 2016. The note bears interest at a rate of 3.5% per annum and all unpaid principal and interest are due on demand by the director. The outstanding principal balance of the note is convertible into the Company’s shares of common stock at the conversion price of $1.00 per share. During the years ended September 30, 2025 and 2024, the Company recorded $290 and $211, in interest expense, respectively. On March 3, 2025, the Company repaid the loan in full including $6,293 in accrued interest. As of September 30, 2025 and 2024, the balance of accrued interest was $0 and $6,003, respectively.

The Company entered into a convertible note with a director for $30,000 effective July 11, 2016. The note bears interest at a rate of 3.5% per annum and all unpaid principal and interest are due on demand by the director. The outstanding principal balance of the note is convertible into the Company’s shares of common stock at the conversion price of $1.00 per share. During the years ended September 30, 2025 and 2024, the Company recorded $434 and $319, in interest expense, respectively. On March 3, 2025, the Company repaid the loan in full including $9,073 in accrued interest. As of September 30, 2025 and 2024, the balance of accrued interest was $0 and $8,639, respectively.

The Company entered into a convertible note with a director for $20,000 effective September 19, 2016. The note bears interest at a rate of 3.5% per annum and all unpaid principal and interest are due on demand by the director. The outstanding principal balance of the note is convertible into the Company’s shares of common stock at the conversion price of $1.00 per share. During the years ended September 30, 2025 and 2024, the Company recorded $290 and $217, in interest expense, respectively. On March 3, 2025, the Company repaid the loan in full including $5,915 in accrued interest. As of September 30, 2025 and 2024, the balance of accrued interest was $0 and $5,625, respectively.

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

On December 16, 2024, the Company repaid all amounts due pursuant to the CAS Credit Agreement and the 6 LLC Credit Agreement.

11. Equity:

Preferred stock

The Company is authorized to issue up to 20,000,000 shares of Preferred Stock with designations, rights and preferences determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered, without shareholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of the Common Stock. The terms of the preferred stock have not been approved. As of September 30, 2025 and September 30, 2024, there was no Preferred Stock issued and outstanding.

Equity Compensation

On August 4, 2025, the Company approved an equity compensation plan for directors and employees. Each director is subject to 100 shares common stock for each year of service. As of September 30, 2025, a total of 700 shares were earned by directors. These shares have been accrued as of September 30, 2025 in shares issued for services on the balance sheet. Additionally, the Company set up a plan to award each employee 100 shares each for each year of service. However, these employee shares will not be payable unless and until 90 days after the trading of the Company’s common stock resumes, if ever, in the over-the-counter market or on a stock exchange, whichever should first occur.

12. Income Taxes:

The Company's expenses (benefit) for income taxes consist of:

	For the years ended
	September 30, 2025	September 30, 2024
Current
Federal	$176,737	$(23,067)
State	33,244	(4,339)
Foreign	-	-
	209,981	(27,406)
Deferred
Federal	(47,690)	16,980
State	(8,970)	3,194
	(56,660)	20,174
Total	$153,321	$(7,232)

The components of the net deferred tax asset at September 30, 2025 and 2024 consist of:

	September 30, 2025	September 30, 2024

Accounts receivable	$-	$(18,349)
Accounts payable	5,771	31,294
Accrued interest payable	64,214	80,124
Accrued compensation	28,323	-
Net operating loss	-	27,405
Total	$98,308	$120,474

The following is a reconciliation of the applicable federal income tax as computed at the federal statutory tax rate to the actual income taxes reflected in the Consolidated Statements of Operations for the years ended September 30, 2025 and 2024.

	Years ended September 30,
	2025	2024

Tax provision at U.S. federal income tax rate	21%	21%
State income tax provision net of federal	4%	4%

Valuation allowance	(0)%	(0)%

Provision for income taxes	25%	25%

The Company’s earliest tax year that remains subject to examination by all tax jurisdictions was September 30, 2018.

13. Commitments and Contingencies:

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, “Contingencies”. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of September 30, 2025 and September 30, 2024, the Company is not aware of any contingent liabilities that should be reflected in the consolidated financial statements.

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

F-18

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

Pre-Merger Bonus Compensation

As Pre-Merger Bonus Compensation, each of Messrs. Toomey, Sparling, and La Manna are eligible to receive $100,000 payable in shares of the Company’s common stock if, and when, the Company’s common stock resumes trading in the over-the-counter market or on a stock exchange, whichever should first occur. Assuming the satisfaction of such condition, any such Pre-Merger Bonus Compensation will not be payable unless and until 90 days after the trading of the Company’s common stock resumes, if ever, in the over-the-counter market or on a stock exchange, whichever should first occur.

14. Recent Accounting Pronouncements:

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, enhancing segment expense transparency. The update requires public entities to disclose significant segment expenses regularly provided to the chief operating decision maker and extends certain annual segment disclosures to interim periods. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, with interim period application required starting after December 15, 2024, and early adoption permitted. The Company has adopted this new standard in the current fiscal year.

In December 2023, the FASB issued ASU 2023-09 (ASC Topic 740): Improvements to Income Tax Disclosures. This ASU requires disaggregated income tax disclosures on the rate reconciliation and income taxes paid. This ASU will be effective for our annual reporting for the fiscal year ending on September 30, 2026 on a prospective basis, with retrospective application permitted. We are assessing the effect of this update on our related disclosures.

15. Subsequent Events:

On December 15, 2025, the Company issued 700 shares to board members for accrued board compensation.

On December 18, 2025, the Company paid all deferred director cash compensation amounts owed to its directors for the fiscal years ended September 2024 and 2025.

On December 24, 2025, the Company extended the maturity dates of the Company Affiliate Debt to December 31, 2026 and increased the interest rates to 6% on all of the Company Affiliate Debt except for the Renovo November 20, 2018 Promissory Note.

On December 24, 2025, 6 LLC extended the maturity dates of the 6 LLC Affiliate Debt to December 31, 2025 and increased the interest rates to 6% per annum on all of the 6 LLC Affiliate Debt except for the March 26, 2018 Promissory Note, and the 6 LLC November 20, 2018 Promissory Note.

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

Our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of the end of such period, our disclosure controls and procedures were not effective as of September 30, 2025 due to material weaknesses in our internal control over financial reporting in providing reasonable assurance in timely alerting management to material information relating to the Company and that information required to be disclosed in our reports is recorded, processed, summarized, and reported as required to be included in our periodic filings with the Commission.

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

Our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of the end of such period, our disclosure controls and procedures were not effective as of September 30, 2025 due to material weaknesses in our internal control over financial reporting in providing reasonable assurance in timely alerting management to material information relating to the Company and that information required to be disclosed in our reports is recorded, processed, summarized, and reported as required to be included in our periodic filings with the Commission.

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

ITEM 9B. OTHER INFORMATION

(a) None.

(b) The Company has not yet adopted a formal insider trading policy and no officer or director of the Company has adopted or terminated any contract, plan or written plan for the purchase or sale of our securities in accordance with Rule 10b5-1(c), or non- Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The directors and executive officers of the Company, their ages, and positions with the Company as of September 30, 2025 are set forth below.

Name	Age	Position with Company

Ted Sparling	62	Chairman of Board, Director, President, and Chief Executive Officer

James K. Toomey	59	Director and Secretary

James M. La Manna	59	Director and Chief Financial Officer

Randall Moritz	54	Director and Chief Operating Officer

Keri Moritz	54	Director

Lori Toomey	58	Director

James R. Lindsay	69	Director

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

Ted Sparling has served as the President, Chief Executive Officer, and a director of the Company since January 2012. Mr. Sparling also served as Chief Executive Officer and Secretary from January 2012 until November 2014, and as the President of the Kesselring Corporation, a Florida corporation, from March 2005 (prior to its acquisition by the Company pursuant to the Share Exchange Agreement, dated May 18, 2007 (the “Share Exchange Agreement”) until October 2007 when the Shares Exchange Agreement was consummated. Mr. Sparling also has served as the President and sole director of Gulf & Bay Constructors, Inc., a building contractor located in northwest Florida, since December 2006 and has served in the same capacities for Gulf & Bay Inspections, Inc., a building inspector located in northwest Florida, since January 2007. Mr. Sparling has been a state-certified building contractor since 1989, has been a state certified home inspector since 2012, is a USCG Master Captain, and a Private Pilot.

Mr. Sparling’s prior experiences as the President and CEO of the predecessor company provides important background and institutional knowledge about the Company.

James K. Toomey has served as Secretary of the Company since November 14, 2014. He was appointed to serve as a director of the Company on August 31, 2013. Mr. Toomey also had served as a director of the Company from 2006 to 2008. Mr. Toomey has served on the board of directors of Research Development and Manufacturing, Inc., a privately held engineering and bio-tech firm, since 2016. He previously has served as a director and Chairman of the Board of Directors of Coast Financial Holdings, Inc. (“Coast Financial”), a financial institution which was a reporting company under the Exchange Act from its inception in 2003 until its merger with another financial institution in 2007 (the “Coast Merger Transaction”). He also served as a director of Coast Bank of Florida, a Florida state-chartered bank (“Coast Bank”), from its inception in April 2000 through the sale of the bank in December 2007 as part of the Coast Merger Transaction. Upon formation of Coast Financial as a bank holding company in 2003, Coast Bank became a wholly-owned subsidiary of Coast Financial. Prior to 2003, Coast Bank was operated as a stand-alone banking institution. Previously, Mr. Toomey served in various positions for Knight-Ridder/Bradenton Herald from August 1990 to September 1997. Since September 1997, Mr. Toomey’s business interests have been focused towards commercial shopping development and investments. He is the co-owner of four real estate investment companies (including, Braden River Industries, Inc., a Florida corporation and real estate holding company, and AMI Holdings, Inc., a commercial real estate holding company), a retail clothing company (Two Sides of Nature), and an ice cream store (Two Scoops). Mr. Toomey also has served as a director and co-manager of Renovo Resource Solutions, Inc. (referred to as Renovo), a metal recycling company, since September 2015. In addition, he founded the Toomey Foundation for the Natural Sciences in 2000, a not-for-profit organization for the preservation and education of archeological, paleontological and geological resources. He also has served as a trustee of the Sarasota Marine Safety Foundation, a not-for-profit entity, since 2006 and has been an officer of the Coast Guard Auxiliary since 2008. Mr. Toomey received his MBA from Crummer Graduate School, Rollins College in 1990 and his Bachelor of Arts degree in Economics from Rollins in 1988.

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

James M. La Manna, CPA has served as the Chief Financial Officer of the Company since November 14, 2014 and as a director of the Company since September 13, 2013. Mr. La Manna is a certified public accountant and has served as the Chief Executive Officer and sole owner of James M. La Manna, CPA, PA, an accounting firm, since 2007. Mr. La Manna has been a licensed Florida certified accountant since 1998 and prior to opening his own firm, he had most recently served as a supervising auditor for Aidman Piser, an accounting firm, in 2006 and as a supervising audit and tax manager for Christopher Smith Leonard, an accounting firm, from 2003 – 2006.

Mr. La Manna’s experience as a CPA and his qualifications as a potential audit committee financial expert are invaluable skills needed by the Company as it seeks to carry out its business plan.

Randall Moritz has served as a Director and General Manager of the Company since the Merger Closing Date. Previously, Mr. Moritz served as President and Director of Renovo from its inception and also served as a general manager of its operations. Mr. Moritz also has served as one of the Managers of 6 LLC from its inception. He also has served as the President of Executive Logistics of Florida Inc., a consulting firm that specializes in process improvement and lean manufacturing concepts, from July 2014 to January 2025. Mr. Moritz served in the U.S. Navy from 1989 to 1998 as a Sonar Technician Submarines in the U.S. Navy Nuclear Submarine force and is a veteran of the Persian/Gulf War. After his service with the Navy, Mr. Moritz was a Production Supervisor for Applied Precision Inc from 1995-2000 a biomedical and semi-conductor test equipment manufacturer. He was responsible for day-to-day plant operations, scheduling and was a key instrument in developing and implementing corporate written programs addressing accidents, hazardous waste right to know, and forklift safety. From 2000-2002 he assisted a family run business as a Regional Customer Service Manager assisting with marketing and media, providing training for finance and insurance agents and financial auditing of books of business related to the insurance industry. In 2002 he accepted a position as the Operations Manager for Uflex USA, Inc. and sister company to Ultraflex Group based out of Genoa, Italy. He was responsible for the planning and execution of the relocation of a 43,000sf manufacturing facility from Seattle, WA to Sarasota, FL. Included building layout, staffing and logistics. Relocation and full production capacity achieved with a downtime of less than 30 days with minimal disruptions to customer order fulfillment. P&L responsibility with inventory control of 15,275 SKU’s, with an average value of $4.2 million. Trained in 5S and Kan-Ban methodology. Developed Corporate policies related to Written Safety Program, Hazardous Waste Right to Know, Forklift Safety, and Emergency Evacuation Program. Developed and implemented Quality Control plans relating to incoming inspections and vendor relations using corrective/preventative actions per ISO 9001 standards. Responsible for employee relations, conflict resolution, and performance matrix, including hire/fire responsibility managing day-to-day operations of 18+ employees. Physically conduct corrective/preventative maintenance on all production machinery including diagnostic repair and replacement of electrical, pneumatic, pneumo-hydraulic, hydraulic machines to the component level. His training and experience in a variety of trades include hydraulic repair, electronic repair to the component level, metal fabrication and repair, CAD/Solidworks proficiency, OSHA 10, US Coast Guard Mid Level Officer Courses, Industrial Barcoding, Zenger Miller Front Line Leadership, Business Communications, Writing and Statistics (University of Phoenix). FEMA Incident command courses 100-200, 210, 700 and 800.

Mr. Moritz’s extensive history with Renovo and his familiarity with the Company’s business are invaluable to the Company as it continues its operations following the Merger.

Lori Toomey has served as a Director of the Company since the Merger Closing Date. Previously, Mrs. Toomey served as Treasurer and Director of Renovo from its inception and has served as a Manager of 6 LLC from its inception as well. Mrs. Toomey, as treasurer, assisted Renovo with material purchases, material upgrades and packaging, and daily financial transactions. She was responsible for maintaining Renovo’s bank accounts and keeping the financial books and records of Renovo. Because of her knowledge of the business of Renovo and its cash position, she also assisted Renovo with certain human relation issues, including employee retention as needed. Mrs. Toomey has a bachelor’s degree in business from the University of South Florida.

Mrs. Toomey’s experience as the treasurer of Renovo and assisting with a variety of management functions within the Company and familiarity with the Company’s books and records are critical to maintaining continuity in the Company’s operations.

Keri Moritz has served as a Director of the Company since the Merger Closing Date. Previously, Mrs. Moritz had served as a Director of Renovo since its inception and as a Manager of 6 LLC from its inception as well. Ms. Moritz is not actively involved in the day-to-day operations of the Company; but rather services in an oversight capacity with the other directors. However, she does assist in operations from time to time as needed. In addition, since 2008 she also has been employed as the ESE, 504, ESOL and MTSS Coordinator with Imagine Schools in Manatee County, Florida. Ms. Moritz received her Teacher Certification from State College of Florida in 2006 and her Bachelor of Arts degree in Psychology from Western Washington University in 1993.

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

 Consultant

On April 26, 2024, the Company hired Trip Thomas to serve as a consultant to our Chief Financial Officer to, among other things, assist with the preparation of the Company’s financial statements and with other finance-related tasks as the Company may request. Under the terms of his engagement, Mr. Thomas has assisted the Chief Financial Officer with the preparation of the Company’s financial statements for each of the fiscal periods beginning with the quarter ended March 31, 2024. The engagement is ongoing.

Trip Thomas, age 49, – Trip Thomas is the President and Founder of A-Frame Accounting & Advisory, Inc. located in Tampa, Florida. Trip has more than 24 years of experience in the field of accounting. His experience includes private industry, public company, public accounting and non-profit. Some of his experience includes auditing, budget analysis, fixed assets, financial modeling, SEC financial reporting, GAAP compliance and fair value measurements.

                Mr. Thomas holds a Bachelor of Science in Accounting from the University of Tampa and a Bachelor of Science in Agribusiness from the University of Florida. He is a licensed CPA in the State of Florida.

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

Compensation Committee. The Compensation Committee is comprised of James La Manna, James Lindsay, and Ted Sparling. The Compensation Committee held two meetings during fiscal year ended September 30, 2025. Mr. Sparling serves as chair of the Compensation Committee. Mr. Lindsay is the sole member of this Committee that is independent within the meaning of the listing standards of the Nasdaq Rule 5605(a)(2)(A). The Compensation Committee does not have a charter. However, principal responsibilities of this committee are to:

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

                Audit Committee

Our Audit Committee is comprised of James La Manna, James Lindsay, and Ted Sparling. The Audit Committee held three meetings during fiscal year ended September 30, 2025. Mr. Lindsay serves as chair of the Audit Committee. Mr. La Manna was appointed to the audit committee in part due to his experience with financial and accounting matters while Mr. Sparling was appointed due to the audit committee in part due to his non-involvement in the day-to-day operations of the business and his lack of any substantial conflicts of interest, including, without limitation, his relatively low ownership of Common Stock. The board of directors has determined that Mr. La Manna qualifies as an “audit committee financial expert” as such term is defined under the rules of the SEC implementing Section 407 of the Sarbanes-Oxley Act of 2002.  While the Company considers Mr. Sparling as independent at this point, only Mr. Lindsay is an “independent” of the audit committee within the meaning of the listing standards of Nasdaq Rule 5605(a)(2)(A). The Audit Committee does not have a charter. However, the principal responsibilities of the Audit Committee are to:

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

Executive Committee. Our Executive Committee consists of three members and is comprised of Randall A. Moritz, Ted Sparling, and Lori Toomey. Mr. Sparling serves as chair of the Executive Committee. Our Executive Committee is responsible for, among other things, assisting our board of directors in handling matters that need to be addressed before the next scheduled meeting of the board of directors. The Executive Committee did not hold any meetings during fiscal year ended September 30, 2025.

Stockholder Nominees of Directors. Currently, we do not have a policy regarding the consideration of any director candidates that may be recommended by our stockholders, including the minimum qualifications for director candidates, nor has our sole director established a process for identifying and evaluating director nominees. Furthermore, given our size and lack of operations, we do not have a diversity policy as it relates to the make-up and composition of our directors who serve on the board. We also have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed. To date, no stockholders have recommended any persons to be nominated for election to our board of directors. Given our relative size and lack of directors’ and officers’ insurance coverage, we do not anticipate that any of our stockholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all current members of our Board would participate in the consideration of director nominees.

Insider Trading Policies

Prior to the Merger, the Company did not have a formal insider trading policy due to the relatively small size of our management team and the guidance from our outside counsel to ensure compliance with Rule 10b-5, and the fact that none of our management engaged in any purchase or sales of our common stock during the year ended September 30, 2025. Since June 12, 2024, there have been no public trading markets for our common stock and the last trade made on the Company’s common stock was made on December 5, 2023. However, the Company may, in the future, take steps to have our common stock be quoted again on public trading markets and prior to being traded on any such markets, we intend to formally adopt an insider trading policy.

Compliance with Section 16 of the Exchange Act

The completion of our Reactivation Actions in the 2015 fiscal year resulted in the reactivation of the Company’s reporting obligations solely under Section 15(d) of the Exchange Act which had been suspended since 2011. Accordingly, the Company’s securities are not registered under Section 12 of the Exchange Act and, as a result, the reporting obligations of Section 16 of the Exchange Act do not apply to the Company’s equity securities.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

For the fiscal years ended September 30, 2025 and 2024, Randy Moritz, Renovo’s Chief Operating Officer, received annual compensation in the amount of $86,000 and $81,000 each year. During the year ended September 30, 2025, the Company accrued $100,000 for both Ted Sparling, Chief Executive Officer and Jim La Manna, Chief Financial Officer related to Pre-Merger Bonus Compensation. These bonuses are payable in shares of the Company’s common stock if, and when, the Company’s common stock resumes trading in the over-the-counter market or on a stock exchange, whichever should first occur.

Prior to the Merger, Renovo entered into an employment contract with Randy Moritz as general manager, which has since been elevated to Chief Operating Officer, of Renovo (the “Employment Agreement”). Upon completion of the Merger, the Company assumed the Employment Agreement (and Mr. Moritz affirmatively affirmed such assumption) and the Employment Agreement remains in full force and effect as binding agreements of the Company.

No equity compensation awards have been made to employees or others and none are outstanding,

Director Compensation

Regular Director Compensation Plan

On August 4, 2025, based on the recommendation of the Compensation Committee, the Board of Directors of the Company approved a Director Compensation Plan (the “Director Compensation Plan”) pursuant to which directors would receive both an annual cash compensation for their services (“Cash Retainer”) and an annual equity grant (“Annual Equity Retainer”).

The amount of the Cash Retainer, which is based on whether the director is an employee or officer of the Company, is as follows:

•	Non-Employee, Non-Officer Directors - $10,320, payable in $2,580 quarterly installments.

•	Officer Directors - $13,760, payable in $3,440 quarterly installments.

•	Employee Directors - $3,440, payable in $860 quarterly installments.

 In setting the amount of the Cash Retainer, the Board determined that employee directors should only receive nominal amounts since they are already receiving compensation for their services.  As it relates to officer directors, the Board noted that its officers are not paid employees and should receive additional compensation as compared to employee directors, but less than that payable to Non-Employee, Non- Offer Directors. The Cash Retainer is based on five regular meetings of the Board of Directors. To the extent that additional meetings are called, each director would receive an additional $100 payment for each such Board meeting attended by them.

The Board also approved the payment of a flat annual fee of $100 for service by a director on each committee of the Board of Directors on which he or she serves. As the duties and responsibilities of the committee members increase and require further time and effort, the Board will re-evaluate the committee compensation based on the facts and circumstances and existing compensation trends available at that time.

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

The director compensation arrangements approved by the Board was retroactively effective as of April 19, 2024, the date that the Renovo Resource Solutions, Inc. merged with an into Kingfish Holding Corporation pursuant to the Merger.

Director Compensation Table

The table below represents the compensation earned to each of our directors who served on the Board during the fiscal year ended September 30, 2025.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($) (2)	All Other Compensation ($)	Total ($)(3)
James M. La Manna	13,760	40	—	13,800
James R. Lindsay	10,320	40	—	10,360
Keri Moritz	10,320	40	—	10,360
Randall Moritz	3,440	40	—	3,480
Ted Sparling	13,760	40	—	13,800
James K. Toomey	13,760	40	—	13,800
Lori Toomey	10,320	40	—	10,360

32

(1)

Amounts shown reflect the annual board fee and annual committee fee(s) earned during the fiscal year ended September 30, 2025. The Cash Retainer approved by the Board was initially deferred upon approval of director compensation arrangements. On December 18, 2025, such amounts were paid by the Company.

(2)	Amounts represent the aggregate grant date fair value of 100 shares of the Company’s Common Stock valued on the date of grant, per the Annual Equity Retainer.

(3)

As disclosed above, the Board approved the Director Compensation Plan retroactive to the fiscal year ended September 30, 2024. Cash Retainers earned in fiscal 2024 amounted to $6,880 for each of Messrs. La Manna, Toomey, and Sparling; $1,720 for Mr. Moritz; and $5,160 for each of Ms. Moritz, Ms. Toomey, and Mr. Lindsey. However, as disclosed above, the Cash Retainer for both fiscal 2024 and 2025 were initially upon approval.  All such director compensation, including the Annual Cash Retaine, were paid in full on December 18, 2025.

Pre-Merger Director Contingent Bonus Compensation

The Board also noted that those individuals serving as directors and officers of Kingfish Holding Corporation prior to the Merger had not received any significant compensation for their services, notwithstanding the significant amount of time and effort spent by each of them to, among other things: (a) clean up the outstanding receivables and financial records of the corporation, (b) prepare the necessary filings with the SEC to reactivate and maintain the public company status of the corporation, and (c) the negotiate and consummate of the merger with Renovo Resource Solutions, Inc.

The Board determined, based on recommendation of the independent member of the Compensation Committee (with Messrs. Sparling and La Manna abstaining due to their personal economic interest in this discussion), that a one-time contingent payment of $100,000 to each Pre-Merger Director (Mr. Toomey, Mr. Sparling, and Mr. La Manna, the “Pre-Merger Directors”) would be a fair payment for their services from 2018 to the closing of the Merger on April 19, 2024 when the Company had no funds from which to compensate them for their services (“Pre-Merger Bonus Compensation”).

However, based on the current financial needs of the Company and the lack of sufficient funds to pay such amounts, the independent member of the Compensation Committee recommended, and the Board approved, the contingent payment of Pre-Merger Bonus Compensation to each of the Pre-Merger Directors; provided, however, that such Pre-Merger Bonus Compensation shall be payable only in shares of the Company’s common stock if, and when, the Company’s common stock resumes trading in the over the counter market or on a stock exchange, whichever should first occur (the “Trading Market Condition”).  Assuming the satisfaction of the Trading Market Condition, any such Pre-Merger Bonus Compensation shall not be payable unless and until 90 days after the trading of the Corporation’s common stock resumes, if ever, in the over-the-counter market or on a stock exchange, whichever should first occur (the “Issuance Date”). The common stock to be issued in payment of the Pre-Merger Bonus Compensation shall be determined by calculating the average closing price of the common stock during the five trading days prior to the Issuance Date. No Pre-Merger Bonus Compensation shall be payable if the Trading Market Condition is not satisfied.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

 The following table sets forth certain information regarding the beneficial ownership of the Company’s outstanding common shares as of December 19, 2025 by: (a) each person known by us to beneficially own 5% or more of the Company’s common shares, (b) each director of the Company and each executive officer of the Company, and (c) all directors and executive officers of the Company as a group.  Except as otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all of the common shares owned by them.

Name of Beneficial Owner	Current Beneficial Ownership
	Number (1)	Percentage (2)
James K. Toomey (3)(9)	281,006	33.3%
Randall A. Moritz (4)(9)	200,200	23.7%
Keri A. Moritz (5)(9)	200,200	23.7%
Lori M. Toomey (6)(9)	281,006	33.3%
Ted Sparling	7,540	*
James M. La Manna	4,100	*
James R. Lindsay	100	*
All directors and executive officers as a group (7 persons)	492,946	5858%
Certain Stockholders

Brian Kendzior (7)	200,000	23.9%
Alison Kendzior (8)	200,000	23.9%
Kristen N. Toomey (9)	90,000	10.7%

_______________________

*      Represents beneficial ownership of less than 1%.

(1)

For purposes of this table, a person is deemed to be the beneficial owner of a security if he or she (a) has or shares voting power or dispositive power with respect to such security, or (b) has the right to acquire such ownership within 60 days. “Voting power” is the power to vote or direct the voting of shares, and “dispositive power” is the power to dispose or direct the disposition of shares, irrespective of any economic interest in such shares.

(2)

In calculating the percentage ownership or percent of equity vote for a given individual or group, the number of Common Shares outstanding includes unissued shares subject to options, warrants, rights or conversion privileges exercisable within 60 days held by such individual or group, but are not deemed outstanding by any other person or group.

(3)

Includes (i) 9,927 common shares held jointly by Mr. Toomey and Lori M. Toomey, his spouse, over which he has shared voting and investment powers, and (ii) 100 shares issued to her as director compensation in 2025 and 100,000 common shares issued to Lori M. Toomey in connection with her ownership in Renovo prior to the closing of the Merger, which shares are disclaimed by Mr. Toomey for beneficial ownership purposes

(4)

Includes 100 shares issued to Keri A. Moritz as director compensation in 2025 and 100,000 common shares issued to Keri A. Moritz in connection with her ownership in Renovo prior to the closing of the Merger, which shares are disclaimed by Mr. Moritz for beneficial ownership purposes.

(5)

Includes 100 shares issued to Randall A. Mortiz as director compensation in 2025 and 100,000 common shares issued to Randall A. Mortiz in connection with his ownership in Renovo prior to the closing of the Merger, which shares are disclaimed by Mrs. Moritz for beneficial ownership purposes.

(6)

Includes 9,927 common shares held jointly by Mrs. Toomey and James K. Toomey, her spouse, over which she has shared voting and investment powers. This includes 158,133 shares held by James K Toomey in his individual capacity as a stockholder of Kingfish as well as 100,000 shares issued to James K. Toomey in connection with his ownership in Renovo prior to the closing of the Merger, each of these shares are disclaimed by Mrs. Toomey for beneficial ownership purposes.

(7)

Includes 100,000 common shares issued to Alison Kendzior in connection with her ownership in Renovo prior to the closing of the Merger, which shares are disclaimed by Mr. Kendzior for beneficial ownership purposes Mr. Kendzior’s address is 5919 18th Ave. E., Bradenton, FL 34208.

(8)

Includes 100,000 common shares issued to Brian Kendzior in connection with his ownership in Renovo prior to the closing of the Merger, which shares are disclaimed by Mrs. Kendzior for beneficial ownership purposes Mrs. Kendzior’s address is 5919 18th Ave. E., Bradenton, FL 34208.

(9)	The business address of this stockholder is 822 62nd Street Circle East, Unit 105, Bradenton, Florida 34208.

The individuals listed above have the following family relationships: (a) Randall and Keri Moritz are husband and wife; (b) Brian and Alison Kendzior are husband and wife; (c) James and Lori Toomey are husband and wife, and (d) Kristen N. Toomey is the adult daughter of James and Lori Toomey.

Securities Authorized under Equity Compensation Plans

On August 4, 2025, based on the recommendation of the Compensation Committee, the Board approved the Director Compensation Plan pursuant to which directors would receive both the Cash Retainer and Annual Equity Retainer. The Annual Equity Retainer consists of 100 shares of the Company’s common stock for each director as compensation for their service on the Board. Although the Company’s common stock is not currently traded on any stock exchange and the value of such shares is relatively nominal, the Board concluded that directors should have some ownership interests in the Company to align their economic interests with that of the Company’s stockholders in any further growth of the Company.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	—	—	—
Total

____________________

(1)

There are no outstanding options, warrants, or rights pursuant to compensation plans (including individual compensation arrangements). Therefore, no securities are issuable upon the exercise of outstanding options, warrants and rights.

Pre-Merger Bonus Compensation

In addition to the Annual Equity Retainer described above, pursuant to the Pre-Merger Bonus Compensation, each of Messrs. Toomey, Sparling, and La Manna are eligible to receive $100,000 payable in shares of the Company’s common stock if, and when, the Company’s common stock resumes trading in the over-the-counter market or on a stock exchange, whichever should first occur. Assuming the satisfaction of such condition, any such Pre-Merger Bonus Compensation will not be payable unless and until 90 days after the trading of the Company’s common stock resumes, if ever, in the over-the-counter market or on a stock exchange, whichever should first occur.

For more information about the Pre-Merger Director Contingent Bonus Compensation, refer to Item 11. Executive Compensation–Director Compensation–Pre-Merger Director Contingent Bonus Compensation.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

Toomey Debtholders

Prior to the Merger Closing Date, the Toomey Debtholders made several advances to each of Kingfish, Renovo, and 6 LLC. As a result of the Merger transaction, the Company was required to assume the Company Affiliate Debt incurred by Renovo prior to the Merger (“Renovo Affiliate Debt”), as well as any related security interests provided by Renovo to 6 LLC in connection with the 6 LLC Bank Loan, all as is described below and in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” of this Annual Report.

Toomey Debtholder Loans to the Company Prior to the Merger

Convertible Notes. Mr. Toomey had advanced an aggregate of $90,000 to the Company pursuant to the following convertible notes: (a) the December 2015 Note Agreement (bearing interest at 3.5%) in exchange for the December 2015 Promissory Notes (b) the May 2016 Note Agreement (bearing interest at 3.5%) in exchange for the March 2016 Promissory Notes, (c) the August 2016 Note Agreement (bearing interest at 3.5%) in exchange for the July 2016 Promissory Note, and (d) the September 2016 Note Agreement (bearing interest at 3.5%) in exchange for the September 2016 Promissory Note. These promissory notes were convertible into our common stock at a fixed conversion price equal to $500.00 per share, after giving effect to the Reverse Stock Split. These promissory notes were paid in full on March 3, 2025, including $27,745 in accrued interest.

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

On December 15, 2023, Mr. Toomey and the Company entered into the 2021 Promissory Note Amendment to extend the maturity date of the 2021 Promissory Note to December 31, 2024. On December 31, 2024, Mr. Toomey and the Company entered into the Second 2021 Promissory Note Amendment (“Second 2021 Promissory Note Amendment”) to extend the maturity date of the 2021 Promissory Note to December 31, 2025. On December 24, 2025, Mr. Toomey and the Company entered into the Amendment to the 2022 Promissory Note to extend the maturity date of the 2022 Promissory Note to December 31, 2026, a copy of which is filed as Exhibit 10.4 to this Annual Report on Form 10-K and incorporated into this Form 10-K by reference.

On December 24, 2025, Mr. Toomey and the Company entered into the Amendment to the 2022 Promissory Note (the “2022 Promissory Note Amendment”) to extend the maturity date of the 2022 Promissory Note to December 31, 2026. The foregoing description of the 2022 Promissory Note Amendment is qualified in its entirety by reference to the complete text of the 2022 Promissory Note Amendment, a copy of which is filed as Exhibit 10.7 to this Annual Report on Form 10-K and incorporated into this Form 10-K by reference.

The maturity date of each of the promissory notes issued to Mr. Toomey to the Company in exchange for his loans will accelerate and be due and payable immediately upon any change of control, merger, or other business combination.

Renovo Affiliate Debt

In connection with the Merger, the Company has assumed from Renovo a note with Passing Through, LLC, for $600,000 effective July 1, 2016 (the “2016 Promissory Note”). The 2016 Promissory Note bears interest, commencing on the date of the loan, at an initial rate of 5% per annum. The maturity date of the 2016 Promissory Note will accelerate and be due and payable immediately upon any change of ownership. If the maturity date is extended for any reason whatsoever (including in connection with an acceleration event), the 2016 Promissory Note will bear interest at a rate of 5% per annum, commencing on the date of any such extension. On December 31, 2024, the 2016 Promissory Note was modified and the maturity date was extended to December 31, 2025.

On December 24, 2025, Passing Through LLC and the Company entered into a Loan Modification Agreement with regards to the 2016 Promissory Note (the “2016 Promissory Note Amendment”) to extend the maturity date of the 2016 Promissory Note to December 31, 2026 and increase the interest rate from 5% to 6% per annum. The foregoing description of the 2016 Promissory Note Amendment is qualified in its entirety by reference to the complete text of the 2016 Promissory Note Amendment, a copy of which is filed as Exhibit 10.14 to this Annual Report on Form 10-K and incorporated into this Form 10-K by reference.

In connection with the Merger, the Company has assumed from Renovo a note with James K. Toomey and Lori M. Toomey, for $365,000 effective November 20, 2018 (the “November 20, 2018 Promissory Note”). The November 20, 2018 Promissory Note bears interest, commencing on the date of the loan, at an initial rate of 5% per annum. The maturity date of the November 20, 2018 Promissory Note will accelerate and be due and payable immediately upon any change of ownership. If the maturity date is extended for any reason whatsoever (including in connection with an acceleration event), the November 20, 2018 Promissory Note will bear interest at a rate of 5% per annum, commencing on the date of any such extension. On December 31, 2024, the November 20 Promissory Note was modified and the maturity date was extended to December 31, 2025.

On December 24, 2025, James K. Toomey, Lori M. Toomey and the Company entered into a Loan Modification Agreement with regards to the 2016 Promissory Note (the “November 20, 2018 Promissory Note Amendment”) to extend the maturity date of the November 20, 2018 Promissory Note to December 31, 2026 and increase the interest rate from 5% to 6% per annum. The foregoing description of the November 20, 2018 Promissory Note Amendment is qualified in its entirety by reference to the complete text of the November 20, 2018 Promissory Note Amendment, a copy of which is filed as Exhibit 10.20 to this Annual Report on Form 10-K and incorporated into this Form 10-K by reference.

In connection with the Merger, the Company also has assumed from Renovo a note with Conch and Shell Holdings, Inc, for $250,000 effective November 20, 2018 (the “Renovo November 20, 2018 Promissory Note”). The Renovo November 20, 2018 Promissory Note bears interest, commencing on the date of the loan, at an initial rate of 8% per annum the maturity date of the Renovo November 20, 2018 Promissory Note will accelerate and be due and payable immediately upon any change of ownership. If the maturity date is extended for any reason whatsoever (including in connection with an acceleration event), the Renovo November 20, 2018 Promissory Note will bear interest at a rate of 8% per annum, commencing on the date of any such extension. On December 31, 2024, the Renovo November 20, 2018 Promissory Note was modified and the maturity date was extended to December 31, 2025.

On December 24, 2025, Conch and Shell Holdings, Inc. and the Company entered into a Loan Modification Agreement with regards to the November 20, 2018 Promissory Note (the “Renovo November 20, 2018 Promissory Note Amendment”) to extend the maturity date of the Renovo November 20, 2018 Promissory Note to December 31, 2026. The foregoing description of the Renovo November 20, 2018 Promissory Note Amendment is qualified in its entirety by reference to the complete text of the Renovo November 20, 2018 Promissory Note Amendment, a copy of which is filed as Exhibit 10.17 to this Annual Report on Form 10-K and incorporated into this Form 10-K by reference.

6 LLC Affiliate Debt

In connection with the Merger, 6 LLC’s obligations under a note between 6 LLC and James K. Toomey for $100,000 effective September 24, 2014 (the “September 24, 2014 Promissory Note”) are secured by the assets of the Company. The September 24, 2014 Promissory Note is subordinate to the 6 LLC Bank Loan. The September 24, 2014 Promissory Note bears interest, commencing on the date at an initial rate of 4% per annum. The maturity date of the September 24, 2014 Promissory Note will accelerate and be due and payable immediately upon any change of ownership. If the maturity date is extended for any reason whatsoever (including in connection with an acceleration event), the September 24, 2014 Promissory Note will bear interest at a rate of 4% per annum, commencing on the date of any such extension. On December 31, 2024, the September 24, 2014 Promissory Note was modified and the maturity date was extended to December 31, 2025.

On December 24, 2025, James K Toomey and 6 LLC entered into a Loan Modification Agreement with regards to the September 24, 2014 Promissory Note (the “September 24, 2014 Promissory Note Amendment”) to extend the maturity date of the September 24, 2014 Promissory Note to December 31, 2026 and increase the interest rate from 4% to 6% per annum. The foregoing description of the September 24, 2014 Promissory Note Amendment is qualified in its entirety by reference to the complete text of the September 24, 2014 Promissory Note Amendment, a copy of which is filed as Exhibit 10.23 to this Annual Report on Form 10-K and incorporated into this Form 10-K by reference.

In connection with the Merger, 6 LLC’s obligations under a note between 6 LLC and the Loriann Marie Toomey Rev. Trust u/a 12/08/03 for $300,000 effective September 29, 2014 (the “September 29, 2014 Promissory Note”) are secured by the assets of the Company. The September 29, 2014 Promissory Note is subordinate to the 6 LLC Bank Loan. The September 29, 2014 Promissory Note bears interest, commencing on the date at an initial rate of 4% per annum. The maturity date of the September 29, 2014 Promissory Note will accelerate and be due and payable immediately upon any change of ownership. If the maturity date is extended for any reason whatsoever (including in connection with an acceleration event), the September 29, 2014 Promissory Note will bear interest at a rate of 4% per annum, commencing on the date of any such extension. On December 31, 2024, the September 29, 2014 Promissory Note was modified and the maturity date was extended to December 31, 2025.

On December 24, 2025, the Loriann Marie Toomey Rev. Trust u/a 12/08/03 and 6 LLC entered into a Loan Modification Agreement with regards to the September 29, 2014 Promissory Note (the “September 29, 2014 Promissory Note Amendment”) to extend the maturity date of the September 29, 2014 Promissory Note to December 31, 2026 and increase the interest rate from 4% to 6% per annum. The foregoing description of the September 29, 2014 Promissory Note Amendment is qualified in its entirety by reference to the complete text of the September 29, 2014 Promissory Note Amendment, a copy of which is filed as Exhibit 10.26 to this Annual Report on Form 10-K and incorporated into this Form 10-K by reference.

In connection with the Merger, 6 LLC’s obligations under a note between 6 LLC and the Loriann Marie Toomey Rev. Trust u/a 12/08/03 for $500,000 effective December 5, 2014 (the “December 5, 2014 Promissory Note”) are secured by the assets of the Company. The December 5, 2014 Promissory Note is subordinate to the 6 LLC Bank Loan. The December 5, 2014 Promissory Note bears interest, commencing on the date at an initial rate of 4% per annum. The maturity date of the December 5, 2014 Promissory Note will accelerate and be due and payable immediately upon any change of ownership. If the maturity date is extended for any reason whatsoever (including in connection with an acceleration event), the December 5, 2014 Promissory Note will bear interest at a rate of 4% per annum, commencing on the date of any such extension. On December 31, 2024, the December 5, 2014 Promissory Note was modified and the maturity date was extended to December 31, 2026.

On December 24, 2025, the Loriann Marie Toomey Rev. Trust u/a 12/08/03 and 6 LLC entered into a Loan Modification Agreement with regards to the December 5, 2014 Promissory Note (the “December 5, 2014 Promissory Note Amendment”) to extend the maturity date of the December 5, 2014 Promissory Note to December 31, 2026 and increase the interest rate from 4% to 6% per annum. The foregoing description of the December 5, 2014 Promissory Note Amendment is qualified in its entirety by reference to the complete text of the December 5, 2014 Promissory Note Amendment, a copy of which is filed as Exhibit 10.29 to this Annual Report on Form 10-K and incorporated into this Form 10-K by reference.

In connection with the Merger, 6 LLC’s obligations under a note by and among 6 LLC and James K. Toomey and Lori M. Toomey for $50,000 effective May 15, 2016 (the “May 15, 2016 Promissory Note”) are secured by the assets of the Company. The May 15, 2016 Promissory Note is subordinate to the 6 LLC Bank Loan. The May 15, 2016 Promissory Note bears interest, commencing on the date at an initial rate of 4% per annum. The maturity date of the May 15, 2016 Promissory Note will accelerate and be due and payable immediately upon any change of ownership. If the maturity date is extended for any reason whatsoever (including in connection with an acceleration event), the May 15, 2016 Promissory Note will bear interest at a rate of 4% per annum, commencing on the date of any such extension. On December 31, 2024, the May 15, 2016 Promissory Note was modified and the maturity date was extended to December 31, 2025.

On December 24, 2025, James K. Toomey and Lori M. Toomey and 6 LLC entered into a Loan Modification Agreement with regards to the May 15, 2016 Promissory Note (the “May 15, 2016 Promissory Note Amendment”) to extend the maturity date of the May 15, 2016 Promissory Note to December 31, 2026 and increase the interest rate from 4% to 6% per annum. The foregoing description of the May 15, 2016 Promissory Note Amendment is qualified in its entirety by reference to the complete text of the May 15, 2016 Promissory Note Amendment, a copy of which is filed as Exhibit 10.31 to this Annual Report on Form 10-K and incorporated into this Form 10-K by reference.

In connection with the Merger, 6 LLC’s obligations under a note between 6 LLC and Passing Through, LLC for $200,000 effective July 1, 2016 (the “July 1, 2016 Promissory Note”) are secured by the assets of the Company. The July 1, 2016 Promissory Note is subordinate to the 6 LLC Bank Loan. The July 1, 2016 Promissory Note bears interest, commencing on the date at an initial rate of 5% per annum. The maturity date of the July 1, 2016 Promissory Note will accelerate and be due and payable immediately upon any change of ownership. If the maturity date is extended for any reason whatsoever (including in connection with an acceleration event), the July 1, 2016 Promissory Note will bear interest at a rate of 5% per annum, commencing on the date of any such extension. On December 31, 2024, the July 1, 2016 Promissory Note was modified and the maturity date was extended to December 31, 2025.

On December 24, 2025, Passing Through, LLC and 6 LLC entered into a Loan Modification Agreement with regards to the July 1, 2016 Promissory Note (the “July 1, 2016 Promissory Note Amendment”) to extend the maturity date of the July 1, 2016 Promissory Note to December 31, 2026 and increase the interest rate from 5% to 6% per annum. The foregoing description of the July 1, 2016 Promissory Note Amendment is qualified in its entirety by reference to the complete text of the July 1, 2016 Promissory Note Amendment, a copy of which is filed as Exhibit 10.34 to this Annual Report on Form 10-K and incorporated into this Form 10-K by reference.

In connection with the Merger, 6 LLC’s obligations under a note between 6 LLC and Passing Through, LLC for $100,000 effective November 16, 2016 (the “November 16, 2016 Promissory Note”) are secured by the assets of the Company. The November 16, 2016 Promissory Note is subordinate to the 6 LLC Bank Loan. The November 16, 2016 Promissory Note bears interest, commencing on the date at an initial rate of 5% per annum. The maturity date of the November 16, 2016 Promissory Note will accelerate and be due and payable immediately upon any change of ownership. If the maturity date is extended for any reason whatsoever (including in connection with an acceleration event), the November 16, 2016 Promissory Note will bear interest at a rate of 5% per annum, commencing on the date of any such extension. On December 31, 2024, the November 16, 2016 Promissory Note was modified and the maturity date was extended to December 31, 2025.

On December 24, 2025, Passing Through, LLC and 6 LLC entered into a Loan Modification Agreement with regards to the November 16, 2016 Promissory Note (the “November 16, 2016 Promissory Note Amendment”) to extend the maturity date of the November 16, 2016 Promissory Note to December 31, 2026 and increase the interest rate from 5% to 6% per annum. The foregoing description of the November 16, 2016 Promissory Note Amendment is qualified in its entirety by reference to the complete text of the November 16, 2016 Promissory Note Amendment, a copy of which is filed as Exhibit 10.37 to this Annual Report on Form 10-K and incorporated into this Form 10-K by reference.

In connection with the Merger, 6 LLC’s obligations under a bridge loan by and among 6 LLC and Lori M. Toomey, AMI Holdings, Inc., and Conch and Shell Holdings, Inc. for $225,000 effective February 20, 2017 (the “Bridge Loan”) are secured by the assets of the Company. The Bridge Loan is subordinate to the 6 LLC Bank Loan. The Bridge Loan bears interest, commencing on the date at an initial rate of 5% per annum. The maturity date of the Bridge Loan will accelerate and be due and payable immediately upon any change of ownership. If the maturity date is extended for any reason whatsoever (including in connection with an acceleration event), the Bridge Loan will bear interest at a rate of 5% per annum, commencing on the date of any such extension. On December 31, 2024, the Bridge Loan was modified and the maturity date was extended to December 31, 2025.

On December 24, 2025, Lori M. Toomey, AMI Holdings, Inc., and Conch and Shell Holdings, Inc. and 6 LLC entered into a Loan Modification Agreement with regards to the Bridge Loan (“Bridge Loan Amendment”) to extend the maturity date of the Bridge Loan to December 31, 2026 and increase the interest rate from 5% to 6% per annum. The foregoing description of the Bridge Loan Amendment is qualified in its entirety by reference to the complete text of the Bridge Loan Amendment, a copy of which is filed as Exhibit 10.40 to this Annual Report on Form 10-K and incorporated into this Form 10-K by reference.

In connection with the Merger, 6 LLC’s obligations under a note between 6 LLC and Passing Through, LLC for $100,000 effective March 26, 2018 (the “March 26, 2018 Promissory Note”) are secured by the assets of the Company. The March 26, 2018 Promissory Note is subordinate to the 6 LLC Bank Loan. The March 26, 2018 Promissory Note bears interest, commencing on the date at an initial rate of 5% per annum. The maturity date of the March 26, 2018 Promissory Note will accelerate and be due and payable immediately upon any change of ownership. If the maturity date is extended for any reason whatsoever (including in connection with an acceleration event), the March 26, 2018 Promissory Note will bear interest at a rate of 5% per annum, commencing on the date of any such extension. On December 31, 2024, the March 26, 2018 Promissory Note was modified and the maturity date was extended to December 31, 2025.

On December 24, 2025, Passing Through, LLC and 6 LLC entered into a Loan Modification Agreement with regards to the March 26, 2018 Promissory Note (the “March 26, 2018 Promissory Note Amendment”) to extend the maturity date of the March 26, 2018 Promissory Note to December 31, 2026. The foregoing description of the March 26, 2018 Promissory Note Amendment is qualified in its entirety by reference to the complete text of the March 26, 2018 Promissory Note Amendment, a copy of which is filed as Exhibit 10.43 to this Annual Report on Form 10-K and incorporated into this Form 10-K by reference.

In connection with the Merger, 6 LLC’s obligations under a note between 6 LLC and Conch and Shell Holdings, Inc. for $100,000 effective March 26, 2018 (the “CAS March 26, 2018 Promissory Note”) are secured by the assets of the Company. The CAS March 26, 2018 Promissory Note is subordinate to the 6 LLC Bank Loan. The CAS March 26, 2018 Promissory Note bears interest, commencing on the date at an initial rate of 5% per annum. The maturity date of the CAS March 26, 2018 Promissory Note will accelerate and be due and payable immediately upon any change of ownership. If the maturity date is extended for any reason whatsoever (including in connection with an acceleration event), the CAS March 26, 2018 Promissory Note will bear interest at a rate of 5% per annum, commencing on the date of any such extension. On December 31, 2024, the CAS March 26, 2018 Promissory Note was modified and the maturity date was extended to December 31, 2025.

On December 24, 2025, Conch and Shell Holdings, Inc. and 6 LLC entered into a Loan Modification Agreement with regards to the CAS March 26, 2018 Promissory Note (the “CAS March 26, 2018 Promissory Note Amendment”) to extend the maturity date of the CAS March 26, 2018 Promissory Note to December 31, 2026 and increase the interest rate from 5% to 6% per annum. The foregoing description of the CAS March 26, 2018 Promissory Note Amendment is qualified in its entirety by reference to the complete text of the CAS March 26, 2018 Promissory Note Amendment, a copy of which is filed as Exhibit 10.46 to this Annual Report on Form 10-K and incorporated into this Form 10-K by reference.

In connection with the Merger, 6 LLC’s obligations under a note between 6 LLC and Conch and Shell Holdings, Inc. for $250,000 effective November 20, 2018 (the “6 LLC November 20, 2018 Promissory Note”) are secured by the assets of the Company. The 6 LLC November 20, 2018 Promissory Note is subordinate to the 6 LLC Bank Loan. The 6 LLC November 20, 2018 Promissory Note bears interest, commencing on the date at an initial rate of 8% per annum. The maturity date of the 6 LLC November 20, 2018 Promissory Note will accelerate and be due and payable immediately upon any change of ownership. If the maturity date is extended for any reason whatsoever (including in connection with an acceleration event), the 6 LLC November 20, 2018 Promissory Note will bear interest at a rate of 8% per annum, commencing on the date of any such extension. On December 31, 2024, the 6 LLC November 20, 2018 Promissory Note was modified and the maturity date was extended to December 31, 2025.

On December 24, 2025, Conch and Shell Holdings, Inc. and 6 LLC entered into a Loan Modification Agreement with regards to the November 20, 2018 Promissory Note (the “6 LLC November 20, 2018 Promissory Note Amendment”) to extend the maturity date of the 6 LLC November 20, 2018 Promissory Note to December 31, 2026. The foregoing description of the 6 LLC November 20, 2018 Promissory Note Amendment is qualified in its entirety by reference to the complete text of the 6 LLC November 20, 2018 Promissory Note Amendment, a copy of which is filed as Exhibit 10.49 to this Annual Report on Form 10-K and incorporated into this Form 10-K by reference.

In addition to the foregoing 6 LLC Affiliate Debt, the Toomey Debtholders also have made several unsecured advances to 6 LLC in an aggregate amount of $180,000 and, as of December 15, 2025, the accrued interest thereon was approximately $1,500.

Lease Agreement

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

For the Company to commence certain diligence and preliminary work on the Property in connection with potential development activities as part of its proposed capital expenditures, the Company has negotiated and, on August 12, 2025, entered into the Amended 6, LLC Agreements to permit the Company to construct or install temporary or permanent improvements and to request or record easements relating to utilities and access, including, without limitation, driveways, fencing, gates, and utility connections. Such improvements also may include those necessary to provide special dedicated access to the Company Real Property in favor of the County during storm conditions.  These improvements shall be at the Company’s sole expense.  Any such construction activities performed by or on behalf of the Company shall be at the Company’s sole expenses and are required to be conducted by properly licensed and qualified contractors, consultants, or other professionals. Under the Amended 6, LLC Agreements, the Company may not permit any liens to attach to the Property by reason of the exercise of its rights thereunder, except any lien bonded or certain insured identified therein. See Item 2 of this Annual Report for further information regarding the Lease, as amended.

                Credit Agreements

On October 21, 2024, the Company entered into the CAS Credit Agreement with CAS. CAS is controlled by Jim and Lori Toomey, who are directors of the Company. The CAS Credit Agreement provided for a line of credit in the aggregate amount of $200,000. The CAS Credit Agreement does not bear any interest expense, but rather provides for a flat fee payment of $500 to CAS, regardless of the amount drawn under such agreement. The CAS Credit Agreement matures on December 20, 2024 and must be repaid in full on that date. On December 16, 2024, the Company repaid all amounts due pursuant to the CAS Credit Agreement.

On October 21, 2024, the Company entered into the 6 LLC Credit Agreement, with 6 LLC. The 6 LLC Credit Agreement provided for a line of credit in the aggregate amount of $100,000. The 6 LLC Credit Agreement also does not bear any interest expense but rather provides for a flat fee payment of $250 to 6 LLC, regardless of the amount drawn under such agreement. The 6 LLC Credit Agreement matures on December 20, 2024, and must be repaid in full on that date. On December 16, 2024, the Company repaid all amounts due pursuant to the 6 LLC Credit Agreement.

Merger Obligations

On the Merger Closing Date and in connection with the Company’s obligations in connection with the Merger, the Company entered the Purchase Option Agreement with 6 LLC and the Registration Rights Agreement with the Renovo Owners. The Registration Rights Agreement provides that the Renovo Owners can request, under certain circumstances and conditions, that the Company register at the Company’s expense such Merger Shares under the Securities Act so that they may be resold by the Renovo Owners, subject to certain restrictions imposed on former shell companies by the Commission’s rules and regulations. As discussed in this Annual Report, several of the Renovo Owners are current officers and directors of the Company. For additional information regarding the Purchase Option Agreement, as amended, see the information contained in Part I Item 2 in this Form 10-K.

Director Independence

There is no established trading market for our common stock and therefore the Company is not subject to director independence requirements. However, we undertook a review of the independence of our directors using the independence standards for directors provided in the rules of The Nasdaq Stock Market. These rules require consideration of whether any director has a material relationship with the Company that could interfere with his ability to exercise independent judgment in carrying out his responsibilities. Under Nasdaq Rule 5605(a)(2), however, a director is not considered to be independent if he or she, among other things:

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

41

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

Under such definition, as of September 30, 2025, we have concluded that only James R. Lindsay can be classified as independent.  Each of our other directors are considered a non-independent director because of their appointment as executive officers of the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the fiscal year ended September 30, 2025, Astra Audit & Advisory, LLC (“Astra”) served as our independent registered public accounting firm and, in that capacity, rendered an opinion on our consolidated financial statements as of and for the fiscal years ended September 30, 2025 and 2024.

Audit and Non-Audit Fees

The following table sets forth the aggregate fees billed to us by our independent registered public accounting firm in each of the last two fiscal years:

	2025	2024
Audit fees (1)	$137,210	$91,125	(5)
Audit-related fees (2)	$0	$0
Tax fees (3)	$0	$0
All other fees (4)	$0	$0

_______________________

(1)

Audit fees consistent principally of audit work performed on the financial statements, as well as work generally only the independent auditors can reasonably be expected to provide, such as statutory audits.

(2)

Audit-related fees consisted principally of an attestation report on management’s report on internal controls, a review of our Form 10-Q’s and related press releases, and other general miscellaneous matters.

(3)	Tax fees consisted principally of assistance with tax compliance, preparation of returns, tax planning, and providing tax guidance.
(4)	Consist of fees for products and services provided by our principal accountants, other than services reported under “Audit fees,” “Audit related fees,” or “Tax fees.”
(5)

Reflects $74,025 in fees paid to Accell Audit & Compliance, P.A. and $17,100 paid to Astra. On June 14, 2024, the Company retained Astra as the Company’s new independent registered public accounting firm, to audit the Company’s financial statements for the fiscal years ending September 30, 2025 and 2024. As a result of the Company’s engagement of Astra on June 14, 2024, the Company dismissed Accell Audit & Compliance, P.A. as its independent auditor.

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

3.2

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, as filed with the State of Delaware on April 18, 2024 incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on April 24, 2024.

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

10.2

Amendment to Promissory Note, dated December 15, 2023 by and between Kingfish Holding Corporation and James K. Toomey, amending that certain Promissory Note, dated February 1, 2021 in favor of James K. Toomey in the principal amount of $130,000 incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed with the Commission on December 19, 2023.

43

10.3

Second Amendment to Promissory Note, dated December 31, 2024 by and between Kingfish Holding Corporation and James K. Toomey, amending that certain Promissory Note, dated February 1, 2021 in favor of James K. Toomey in the principal amount of $130,000 incorporated herein by referenced to Exhibit 10.26 to the Company’s Current Report on Form 8-K, filed with the Commission on January 7, 2025.

10.4*

Third Amendment to Promissory Note, dated December 24, 2025 by and between Kingfish Holding Corporation and James K. Toomey, amending that certain Promissory Note, dated February 1, 2021 in favor of James K. Toomey in the principal amount of $130,000.

10.5

Promissory Note, dated March 7, 2022 in favor of James K. Toomey in the principal amount of $50,000, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on March 9, 2022.

10.6

Amendment to Promissory Note, dated December 31, 2024 by and between Kingfish Holding Corporation and James K. Toomey, amending that certain Promissory Note, dated March 7, 2022 in favor of James K. Toomey in the principal amount of $50,000 incorporated herein by referenced to Exhibit 10.27 to the Company’s Current Report on Form 8-K, filed with the Commission on January 7, 2025.

10.7*

Second Amendment to Promissory Note, dated December 24, 2024 by and between Kingfish Holding Corporation and James K. Toomey, amending that certain Promissory Note, dated March 7, 2022 in favor of James K. Toomey in the principal amount of $50,000.

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

10.13

Loan Modification Agreement to Promissory Note, dated December 31, 2024 by and between Kingfish Holding Corporation and Passing Through, LLC, amending that certain Promissory Note dated July 1, 2016 in favor of Passing Through, LLC in the principal amount of $600,000 with Renovo as Borrower (as amended) incorporated herein by referenced to Exhibit 10.28 to the Company’s Current Report on Form 8-K, filed with the Commission on January 7, 2025.

10.14*

Fourth Loan Modification Agreement to Promissory Note, dated December 24, 2025 by and between Kingfish Holding Corporation and Passing Through, LLC, amending that certain Promissory Note dated July 1, 2016 in favor of Passing Through, LLC in the principal amount of $600,000 with Renovo as Borrower (as amended).

10.15

Promissory Note dated November 20, 2018 in favor of Conch and Shell Holdings, Inc. in the principal amount of $250,000 with Renovo as Borrower (as amended) incorporated herein by referenced to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Commission on April 24, 2024.

44

10.16

Loan Modification Agreement to Promissory Note, dated December 31, 2024 by and between Kingfish Holding Corporation and Conch and Shell Holdings, Inc., amending that certain Promissory Note dated November 20, 2018 in favor of Conch and Shell Holdings, Inc. in the principal amount of $250,000 with Renovo as Borrower (as amended) incorporated herein by referenced to Exhibit 10.29 to the Company’s Current Report on Form 8-K, filed with the Commission on January 7, 2025.

10.17*

Fourth Loan Modification Agreement to Promissory Note, dated December 24, 2025 by and between Kingfish Holding Corporation and Conch and Shell Holdings, Inc., amending that certain Promissory Note dated November 20, 2018 in favor of Conch and Shell Holdings, Inc. in the principal amount of $250,000 with Renovo as Borrower (as amended).

10.18

Promissory Note dated November 20, 2018 in favor of James K. Toomey, Lori Toomey, and Kristen Toomey in the principal amount of $365,000 with Renovo as Borrower (as amended) incorporated herein by referenced to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the Commission on April 24, 2024.

10.19

Loan Modification Agreement to Promissory Note, dated December 31, 2024 by and between Kingfish Holding Corporation and James K. Toomey, Lori Toomey, and Kristen Toomey, amending that certain Promissory Note dated November 20, 2018 in favor of James K. Toomey, Lori Toomey, and Kristen Toomey in the principal amount of $365,000 with Renovo as Borrower (as amended) incorporated herein by referenced to Exhibit 10.30 to the Company’s Current Report on Form 8-K, filed with the Commission on January 7, 2025.

10.20*

Fourth Loan Modification Agreement to Promissory Note, dated December 24, 2025 by and between Kingfish Holding Corporation and James K. Toomey, Lori Toomey, and Kristen Toomey, amending that certain Promissory Note dated November 20, 2018 in favor of James K. Toomey, Lori Toomey, and Kristen Toomey in the principal amount of $365,000 with Renovo as Borrower (as amended).

10.21

Promissory Note dated September 24, 2014 in favor of James K. Toomey in the principal amount of $100,000 with 6 LLC as Borrower (as amended) incorporated herein by referenced to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the Commission on April 24, 2024.

10.22

Loan Modification Agreement to Promissory Note, dated December 31, 2024 by and between 6 LLC and James K. Toomey, amending that certain Promissory Note dated September 24, 2014 in favor of James K. Toomey in the principal amount of $100,000 with 6 LLC as Borrower (as amended) incorporated herein by referenced to Exhibit 10.31 to the Company’s Current Report on Form 8-K, filed with the Commission on January 7, 2025.

10.23*

Fourth Loan Modification Agreement to Promissory Note, dated December 24, 2025 by and between 6 LLC and James K. Toomey, amending that certain Promissory Note dated September 24, 2014 in favor of James K. Toomey in the principal amount of $100,000 with 6 LLC as Borrower (as amended).

10.24

Promissory Note dated September 29, 2014 in favor of the Loriann Marie Toomey Rev. Trust u/a 12/08/03 in the principal amount of $300,000 with 6 LLC as Borrower (as amended) incorporated herein by referenced to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed with the Commission on April 24, 2024.

10.25

Loan Modification Agreement to Promissory Note, dated December 31, 2024 by and between 6 LLC and Loriann Marie Toomey Rev. Trust u/a 12/08/03, amending that certain Promissory Note dated September 29, 2014 in favor of the Loriann Marie Toomey Rev. Trust u/a 12/08/03 in the principal amount of $300,000 with 6 LLC as Borrower (as amended) incorporated herein by referenced to Exhibit 10.32 to the Company’s Current Report on Form 8-K, filed with the Commission on January 7, 2025.

10.26*

Fourth Loan Modification Agreement to Promissory Note, dated December 24, 2025 by and between 6 LLC and Loriann Marie Toomey Rev. Trust u/a 12/08/03, amending that certain Promissory Note dated September 29, 2014 in favor of the Loriann Marie Toomey Rev. Trust u/a 12/08/03 in the principal amount of $300,000 with 6 LLC as Borrower (as amended).

45

10.27

Promissory Note dated December 5, 2014 in favor of the Loriann Marie Toomey Rev. Trust u/a 12/08/03 in the principal amount of $500,000 with 6 LLC as Borrower (as amended) incorporated herein by referenced to Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed with the Commission on April 24, 2024.

10.28

Loan Modification Agreement to Promissory Note, dated December 31, 2024 by and between 6 LLC and Loriann Marie Toomey Rev. Trust u/a 12/08/03, amending that certain Promissory Note dated December 5, 2014 in favor of the Loriann Marie Toomey Rev. Trust u/a 12/08/03 in the principal amount of $500,000 with 6 LLC as Borrower (as amended) incorporated herein by referenced to Exhibit 10.33 to the Company’s Current Report on Form 8-K, filed with the Commission on January 7, 2025.

10.29*

Fourth Loan Modification Agreement to Promissory Note, dated December 24, 2025 by and between 6 LLC and Loriann Marie Toomey Rev. Trust u/a 12/08/03, amending that certain Promissory Note dated December 5, 2014 in favor of the Loriann Marie Toomey Rev. Trust u/a 12/08/03 in the principal amount of $500,000 with 6 LLC as Borrower (as amended).

10.30

Promissory Note dated May 15, 2016 in favor of James K. Toomey and Lori Toomey in the principal amount of $50,000 with 6 LLC as Borrower (as amended) incorporated herein by referenced to Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed with the Commission on April 24, 2024.

10.31*

Fourth Loan Modification Agreement to Promissory Note, dated December 24, 2025 by and between 6 LLC and James K. Toomey and Lori Toomey, amending that certain Promissory Note dated May 15, 2016 in favor of James K. Toomey and Lori Toomey in the principal amount of $50,000 with 6 LLC as Borrower (as amended).

10.32

Promissory Note dated July 1, 2016 in favor of Passing Through, LLC in the principal amount of $200,000 with 6 LLC as Borrower (as amended) incorporated herein by referenced to Exhibit 10.12 to the Company’s Current Report on Form 8-K, filed with the Commission on April 24, 2024.

10.33

Loan Modification Agreement to Promissory Note, dated December 31, 2024 by and between 6 LLC and Passing Through, LLC, amending that certain Promissory Note dated July 1, 2016 in favor of Passing Through, LLC in the principal amount of $200,000 with 6 LLC as Borrower (as amended) incorporated herein by referenced to Exhibit 10.35 to the Company’s Current Report on Form 8-K, filed with the Commission on January 7, 2025.

10.34*

Fourth Loan Modification Agreement to Promissory Note, dated December 24, 2025 by and between 6 LLC and Passing Through, LLC, amending that certain Promissory Note dated July 1, 2016 in favor of Passing Through, LLC in the principal amount of $200,000 with 6 LLC as Borrower (as amended).

10.35

Promissory Note dated November 16, 2016 in favor of Passing Through, LLC in the principal amount of $100,000 with 6 LLC as Borrower (as amended) incorporated herein by referenced to Exhibit 10.13 to the Company’s Current Report on Form 8-K, filed with the Commission on April 24, 2024.

10.36

Loan Modification Agreement to Promissory Note, dated December 31, 2024 by and between 6 LLC and Passing Through, LLC, amending that certain Promissory Note dated November 16, 2016 in favor of Passing Through, LLC in the principal amount of $100,000 with 6 LLC as Borrower (as amended) incorporated herein by referenced to Exhibit 10.36 to the Company’s Current Report on Form 8-K, filed with the Commission on January 7, 2025.

10.37*

Fourth Loan Modification Agreement to Promissory Note, dated December 24, 2025 by and between 6 LLC and Passing Through, LLC, amending that certain Promissory Note dated November 16, 2016 in favor of Passing Through, LLC in the principal amount of $100,000 with 6 LLC as Borrower (as amended).

46

10.38

Bridge Loan dated February 20, 2017 in favor of Lori Toomey, AMI Holdings, Inc., and Conch and Shell Holdings, Inc. in the principal amount of $225,000 with 6 LLC as Borrower (as amended) incorporated herein by referenced to Exhibit 10.14 to the Company’s Current Report on Form 8-K, filed with the Commission on April 24, 2024.

10.39

Loan Modification Agreement to Bridge Loan, dated December 31, 2024 by and between 6 LLC and Lori Toomey, AMI Holdings, Inc., and Conch and Shell Holdings, Inc., amending that certain Bridge Loan dated February 20, 2017 in favor of Lori Toomey, AMI Holdings, Inc., and Conch and Shell Holdings, Inc. in the principal amount of $225,000 with 6 LLC as Borrower (as amended) incorporated herein by referenced to Exhibit 10.37 to the Company’s Current Report on Form 8-K, filed with the Commission on January 7, 2025.

10.40*

Fourth Loan Modification Agreement to Bridge Loan, dated December 24, 2025 by and between 6 LLC and Lori Toomey, AMI Holdings, Inc., and Conch and Shell Holdings, Inc., amending that certain Bridge Loan dated February 20, 2017 in favor of Lori Toomey, AMI Holdings, Inc., and Conch and Shell Holdings, Inc. in the principal amount of $225,000 with 6 LLC as Borrower (as amended).

10.41

Promissory Note dated March 26, 2018 in favor of Passing Through, LLC in the principal amount of $100,000 with 6 LLC as Borrower (as amended) incorporated herein by referenced to Exhibit 10.15 to the Company’s Current Report on Form 8-K, filed with the Commission on April 24, 2024.

10.42

Loan Modification Agreement to Promissory Note, dated December 31, 2024 by and between 6 LLC and Passing Through, LLC, amending that certain Promissory Note dated March 26, 2018 in favor of Passing Through, LLC in the principal amount of $100,000 with 6 LLC as Borrower (as amended) incorporated herein by referenced to Exhibit 10.38 to the Company’s Current Report on Form 8-K, filed with the Commission on January 7, 2025.

10.43*

Fourth Loan Modification Agreement to Promissory Note, dated December 24, 2025 by and between 6 LLC and Passing Through, LLC, amending that certain Promissory Note dated March 26, 2018 in favor of Passing Through, LLC in the principal amount of $100,000 with 6 LLC as Borrower (as amended).

10.44

Promissory Note dated March 26, 2018 in favor of Conch and Shell Holdings, Inc. in the principal amount of $100,000 with 6 LLC as Borrower (as amended) incorporated herein by referenced to Exhibit 10.16 to the Company’s Current Report on Form 8-K, filed with the Commission on April 24, 2024.

10.45

Loan Modification Agreement to Promissory Note, dated December 31, 2024 by and between 6 LLC and Conch and Shell Holdings, Inc., amending that certain Promissory Note dated March 26, 2018 in favor of Conch and Shell Holdings, Inc. in the principal amount of $100,000 with 6 LLC as Borrower (as amended) incorporated herein by referenced to Exhibit 10.39 to the Company’s Current Report on Form 8-K, filed with the Commission on January 7, 2025.

10.46*

Fourth Loan Modification Agreement to Promissory Note, dated December 24, 2025 by and between 6 LLC and Conch and Shell Holdings, Inc., amending that certain Promissory Note dated March 26, 2018 in favor of Conch and Shell Holdings, Inc. in the principal amount of $100,000 with 6 LLC as Borrower (as amended).

10.47

Promissory Note dated November 20, 2018 in favor of Conch and Shell Holdings, Inc. in the principal amount of $250,000 with 6 LLC as Borrower (as amended) incorporated herein by referenced to Exhibit 10.17 to the Company’s Current Report on Form 8-K, filed with the Commission on April 24, 2024.

10.48

Loan Modification Agreement to Promissory Note, dated December 31, 2024 by and between 6 LLC and Conch and Shell Holdings, Inc., amending that certain Promissory Note dated November 20, 2018 in favor of Conch and Shell Holdings, Inc. in the principal amount of $250,000 with 6 LLC as Borrower (as amended) incorporated herein by referenced to Exhibit 10.40 to the Company’s Current Report on Form 8-K, filed with the Commission on January 7, 2025.

47

10.49*

Fourth Loan Modification Agreement to Promissory Note, dated December 24, 2025 by and between 6 LLC and Conch and Shell Holdings, Inc., amending that certain Promissory Note dated November 20, 2018 in favor of Conch and Shell Holdings, Inc. in the principal amount of $250,000 with 6 LLC as Borrower (as amended).

10.50

Promissory Note, Business Loan Agreement, and related documents, each dated February 23, 2022 by and between Hancock Whitney Bank and 6 LLC (as amended) incorporated herein by referenced to Exhibit 10.18 to the Company’s Current Report on Form 8-K, filed with the Commission on April 24, 2024.

10.51

Credit Agreement, dated October 21, 2024 by and between Kingfish Holding Corporation and Conch and Shell Holdings, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on October 24, 2024.

10.52

Credit Agreement, dated October 21, 2024 by and between Kingfish Holding Corporation and 6 LLC, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on October 24, 2024.

10.53

First Amendment to Lease Agreement, dated August 12, 2025, by and between Kingfish Holding Corporation and 6, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 13, 2025.

10.54

First Amendment to Purchase Option Agreement, dated August 12, 2025, by and between Kingfish Holding Corporation and 6, LLC, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 13, 2025.

31.1 *

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(a)), with respect to the registrant’s Annual Report on Form 10-K for the year ended September 30, 2025.

31.2 *

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(a)), with respect to the registrant’s Annual Report on Form 10-K for the year ended September 30, 2025.

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

________________

*  Exhibit Filed Herewith

48

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINGFISH HOLDING CORPORATION

Date: December 29, 2025	By:	/s/ Ted Sparling
Ted Sparling
President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ted Sparling	President, Chief Executive Officer, and Director	December 29, 2025
Ted Sparling	(Principal Executive Officer)

/s/ James K. Toomey	Director	December 29, 2025
James K. Toomey

/s/ James M. La Manna	Director and Chief Financial Officer	December 29, 2025
James M. La Manna	(Principal Financial Officer)

/s/ Randall Moritz	Director and General Manager	December 29, 2025
Randall Moritz

/s/ Keri Moritz	Director	December 29, 2025
Keri Moritz

/s/ Lori Toomey	Director	December 29, 2025
Lori Toomey

/s/ James R. Lindsay	Director	December 29, 2025
James R. Lindsay

49