Form 10-Q
period 2025-12-31
Kingfish Holding Corp
filed 2026-02-17
CIK 1374881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 ______________________________

FORM 10-Q

 ______________________________

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2025

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

 ______________________________

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

As of February 12, 2026, the number of issued and outstanding common shares of the registrant was 843,177.

KINGFISH HOLDING CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KINGFISH HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2025	September 30, 2025
	Unaudited
ASSETS

Current assets
Cash and cash equivalents	$474,578	$1,030,185
Accounts receivable, net	8,111	-
Deferred income tax asset	131,466	98,308
Inventory, net	97,096	108,441
Total current assets	711,251	1,236,934

Due from related party	1,009,580	1,009,580
Right of use asset, net	79,735	197,369
Property and equipment, net	333,986	33,533
Other assets	960	960
Total assets	$2,135,512	$2,478,376

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$22,330	$23,132
Accrued compensation	18,920	113,520
Accrued interest payable	274,924	257,371
Related party loans, current	1,327,171	1,327,171
Taxes payable	160,532	209,981
Lease liability - current	79,735	197,369
Total liabilities	1,883,612	2,128,544

Commitments and contingencies (Note 11)

Stockholders' equity
Preferred stock, par $0.0001, 20,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, par $0.0001, 200,000,000 shares authorized, 843,177 and 837,962 shares issued and outstanding as of December 31, 2025 and September 30, 2025, respectively	85	84
Shares to be issued	-	280
Paid-in capital	2,085	-
Retained earnings	249,730	349,468
Total stockholders' equity	251,900	349,832
Total liabilities and stockholders' equity	$2,135,512	$2,478,376

The accompanying notes are an integral part of the unaudited consolidated financial statements

KINGFISH HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	For the three months ended
	December 31,
	2025	2024

Revenues:
Sales	$686,500	$1,536,631
Cost of goods sold	399,733	987,212

Gross profit	286,767	549,419

Expenses:
Operating expenses:
Professional fees	95,797	99,681
Rent expense	120,000	120,000
General and administrative	70,270	51,404
Director compensation	18,920	-
Payroll expense	97,121	91,013
Total operating expenses	402,108	362,098

(Loss) Income from operations	(115,341)	187,321

Other income (expense):
Interest expense	(17,553)	(18,672)
Gain on extinguishment of accounts payable	-	95,150
Total other income (expense)	(17,553)	76,478

Net income (loss) before income taxes	(132,894)	263,799

Provision for income taxes	(33,156)	65,818

Net income (loss)	$(99,738)	$197,981

Basic and diluted earnings per share on net income (loss)
Basic	$(0.12)	$0.24
Diluted	$(0.12)	$0.24

Weighted average shares outstanding
Basic	838,739	837,962
Diluted	838,739	838,152

The accompanying notes are an integral part of the unaudited consolidated financial statements

KINGFISH HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED DECEMBER 31, 2025 AND 2024

UNAUDITED

	Common Stock		Shares to be Issued
		Par			Paid In	Retained
	Shares	$0.0001	Shares	Amount	Capital	Earnings	Total
Balance - September 30, 2025	837,962	$84	700	$280	$-	$349,468	$349,832

Common stock issued for services	5,215	1	(700)	(280)	2,085	-	1,806

Net loss	-	-	-	-	-	(99,738)	(99,738)

Balance - December 31, 2025	843,177	$85	-	$-	$2,085	$249,730	$251,900

	Common Stock		Shares to be Issued
		Par			Paid In	Retained
	Shares	$0.0001	Shares	Amount	Capital	Earnings	Total
Balance - September 30, 2024	837,962	$84	-	$-	$-	$(111,719)	$(111,635)

Net income	-	-	-	-	-	197,981	197,981

Balance - December 31, 2024	837,962	$84	-	$-	$-	$86,262	$86,346

The accompanying notes are an integral part of the unaudited consolidated financial statements

KINGFISH HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	For the three months ended
	December 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(99,738)	$197,981
Adjustment to reconcile net (loss) income to net cash provided by operating activities:
Depreciation expense	15,799	3,650
Common stock issued for services	1,806	-
Gain on extinguishment of accounts payable	7,126	(95,150)
Amortization of right of use asset	117,634	-
Changes in operating assets and liabilities:
Accounts receivable	(8,111)	(14,697)
Inventory	11,345	(40,802)
Deferred tax asset	(33,158)	50,154
Accounts payable	(7,929)	(784)
Accrued compensation	(94,600)	-
Accrued interest payable	17,554	18,672
Taxes payable	(49,449)	15,665
Operating lease liability	(117,634)	-
Net cash (used in) provided by operating activities	(239,355)	134,689

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(316,252)	-
Net cash (used in) provided by investing activities	(316,252)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Related party loans, net	-	(500)
Net cash provided by (used in) financing activities	-	(500)

Net (Decrease) Increase in Cash	(555,607)	134,189

Cash - Beginning of the Period	1,030,185	425,706

Cash - End of the Period	$474,578	$559,895

Supplemental Disclosures of Cash Flows
Cash paid for Interest	$135,551	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the unaudited consolidated financial statements

KINGFISH HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

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

2. Summary of Significant Accounting Policies:

Basis of presentation and consolidation:

The accompanying unaudited consolidated financial statements, which include the presentation and accounts of the Company and Renovo have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the three months ended December 31, 2025 and 2024. The unaudited consolidated financial statements have been prepared using the accrual basis of accounting in accordance with GAAP and presented in US dollars. They should be read in conjunction with the annual consolidated financial statements reported in the latest Form 10-K filed for the year ended September 30, 2025. The results of operations of any interim period are not necessarily indicative of the results for the full year. The fiscal year end is September 30.

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

Cash:

Cash is maintained at a financial institution and, at times, the balance may exceed federally insured limits. The Company has never experienced any losses related to the balance. Currently, the FDIC provides insurance coverage up to $250,000 per depositor at each financial institution. The amount in excess of FDIC limits at December 31, 2025 and September 30, 2025 was $40,114 and $566,519, respectively.

For purposes of the consolidated statements of cash flows, the Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash.

Inventories:

Inventories are stated at the lower of cost or net realizable value. Cost, which includes raw materials is determined on a first-in, first-out basis. On a monthly basis, the Company analyzes its inventory levels and reserve for inventory that is expected to expire prior to being sold, inventory that has a cost basis in excess of its expected net realizable value, inventory in excess of expected net realizable value, inventory in excess of expected sales requirements, or inventory that fails to meet commercial sale specifications. Expired inventory is disposed of and the related costs are written off to inventory obsolescence. As of December 31, 2025 and September 30, 2025, the balance of inventory was $97,096 and $108,441, respectively. As of December 31, 2025 and September 30, 2025, there was no inventory reserve.

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

Further, the Company considers macroeconomic factors and the status of the technology industry to estimate if there are current expected credit losses within its trade receivables based on the trends and its expectation of the future status of such economic and industry-specific factors. Also, specific allowance amounts are established based on review of outstanding invoices to record the appropriate provision for customers that have a higher probability of default. As of December 31, 2025 and September 30, 2025, there was no allowance.

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

At December 31, 2025, there were no potentially dilutive securities. However, as of December 31, 2024, convertible notes payable to related party of $90,000 could potentially convert into 180 shares of Common Stock. For the three months ended December 31, 2025, the Company had a net loss.

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

Going Concern:

Management has evaluated the Company’s ability to continue as a going concern in accordance with ASC 205-40. In prior periods, substantial doubt existed regarding the Company’s ability to meet its obligations due to recurring losses and negative operating cash flows. However, for the year ended September 30, 2025, the Company generated net income of $461,187 and positive cash flows from operations of $744,979. These results reflect improved operating performance and strengthened liquidity. For the three months ended December 31, 2025, the Company had a net loss of $99,738, negative working capital of $1,172,361 and net cash used in operations in the amount of $239,355. The Company does not anticipate the current period loss to be indicative of long-term performance and current actions being taken to overcome the current period’s shortfall. If it becomes necessary, the Company has the ability to defer certain obligations and site improvements temporarily, or renegotiate any number of loans and agreements to increase its cash position without going into additional debt.

Based on this assessment, management has concluded that substantial doubt about the Company’s ability to continue as a going concern has been alleviated. Accordingly, the financial statements have been prepared on a going concern basis.

3. Operating Lease Right-of-Use Asset and Operating Lease Liability

In connection with the closing on the merger (See “Note 1”), the Company entered into a lease agreement with 6 LLC, a Florida limited liability company (“6 LLC”), a related party, on April 19, 2024. Under the terms of the Lease the Company is leasing the buildings and property (“Property”) on which the Company conducts its operations from 6 LLC for annual rent of $480,000 paid in twelve (12) monthly payments of $40,000, which is inclusive of electrical, water, sewer, and other utilities. The Lease has an initial term of two years, and may be extended for a period of up to five (5) additional years by the Company. The terms of the Lease include customary terms regarding alterations to the Property, maintenance by 6 LLC, insurance, and indemnification and generally reflect terms that would be typically negotiated in an at arm’s-length transaction with modifications to the termination provisions of the Lease to limit 6 LLC’s ability to terminate the Lease in light of the Purchase Option Agreement. Further, the Lease limits 6 LLC’s ability to assign the Lease, while preserving the right of the Company to assign the Lease under certain circumstances.

Operating lease right-of-use asset and liability are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value is the incremental borrowing rate, estimated to be 8%, as the interest rate implicit in most of the Company’s leases is not readily determinable. Operating lease expense is recognized on a straight-line basis over the lease term. Since the common area maintenance expenses are expenses that do not depend on an index or rate, they are excluded from the measurement of the lease liability and recognized in general and administrative expenses on the consolidated statements of operations. During the three months ended December 31, 2025 and 2024, the Company recorded $120,000 in rent expense, related to this lease.

Right-of-use asset is summarized below:

	December 31, 2025	September 30, 2025
Office lease	$890,318	$890,318
Less: accumulated amortization	(810,583)	(692,949)
Right-of-use asset, net	$79,735	$197,369

Operating lease liability is summarized below:

	December 31, 2025	September 30, 2025
Office lease	$79,735	$197,369
Less: current portion	(79,735)	(197,369)
Long term portion	$-	$-

Maturity of the lease liability is as follows:

Total
Year ending September 30, 2026	$80,000
Less: imputed interest	(265)
Present value of payments	$79,735

4. Receivables and Loans from Related Parties:

The Company has paid operational expenses and debt on behalf of 6 LLC, a related party who holds the real estate on which the business operates. As of December 31, 2025 and September 30, 2025, the total paid on behalf of 6 LLC and payable to the Company is $1,009,580. These advances bear no interest, are uncollateralized and have no specific due date.

The above transactions and amounts are not necessarily what third parties would have agreed to.

5. Property and Equipment:

Property and equipment consisted of the following at December 31, 2025 and September 30, 2025:

	December 31, 2025	September 30, 2025
Leasehold improvements	$22,826	$7,826
Software	19,744	19,744
Furniture and equipment	976,866	675,614
	1,019,436	703,184
Less: Accumulated depreciation	(685,450)	(669,651)
Total	$333,986	$33,533

During the three months ended December 31, 2025 and 2024, the Company recorded $15,799 and $3,650 of depreciation expense, respectively. Depreciation expense is recorded in general and administrative expenses in the consolidated statements of operations.

6. Accounts Payable

During the three months ended December 31, 2024, the Company wrote off accounts payable balances from three vendors aggregating $95,150 due to the balances being past the statute of limitations for collectability. The amount was recorded as a gain on extinguishment of accounts payable in statement of operations.

7. Related Party Loans:

Related party loans (the “Related Party Loans”) consisted of the following at December 31, 2025 and September 30, 2025:

	December 31, 2025	September 30, 2025
Passing Through, LLC	$531,249	$531,249
Conch and Shell Holdings, Inc.	247,775	247,775
J. Toomey and L. Toomey	333,147	333,147
K. Toomey	35,000	35,000
J. Toomey	180,000	180,000
Total	$1,327,171	$1,327,171
Total current	1,327,171	1,327,171
Total long term	$-	$-

The Company entered into a note with Passing Through, LLC, for $600,000 effective July 1, 2016. The note bears interest, commencing on the date of the loan, at an initial rate of 5% per annum. The maturity date of the note will accelerate and be due and payable immediately upon any change of control, merger, or other business combination (as defined in the note). If the maturity date is extended for any reason whatsoever (including in connection with an acceleration event), the note will bear interest at a rate of 5% per annum, commencing on the date of any such extension. On October 28, 2022, the note was modified and the maturity date was extended to December 31, 2023. On December 31, 2023, the note was extended to September 30, 2025. On June 30, 2025, the note was extended to December 31, 2025. On December 24, 2025, the note was extended to December 31, 2026 and the interest rate was increased to 6%. During the three months ended December 31, 2025 and 2024, the Company recorded $6,797 and $7,325 in interest expense, respectively. During the year ended September 30, 2025, the Company repaid $25,000 in accrued interest. As of December 31, 2025 and September 30, 2025, the balance of accrued interest was $264,168 and $257,371, respectively.

The Company entered into a note with Conch and Shell Holdings, Inc, for $250,000 effective November 20, 2018. The note bears interest, commencing on the date of the loan, at an initial rate of 8% per annum. The maturity date of the note will accelerate and be due and payable immediately upon any change of control, merger, or other business combination (as defined in the note). If the maturity date is extended for any reason whatsoever (including in connection with an acceleration event), the note will bear interest at a rate of 8% per annum, commencing on the date of any such extension. On October 28, 2022, the note was modified and the maturity date was extended to December 31, 2023. Interest as of December 31, 2023 in the amount of $121,666 was paid during December 2023. On December 31, 2023, the note was extended to September 30, 2025. On June 30, 2025, the note was extended to December 31, 2025. On December 24, 2025, the note was extended to December 31, 2026. During the three months ended December 31, 2025 and 2024, the Company recorded $5,006 in interest expense, respectively. During the year ended September 30, 2025, the Company repaid $34,765 in accrued interest. As of December 31, 2025 and September 30, 2025, the balance of accrued interest was $5,006 and $0, respectively.

The Company entered into a note with James K. and Lori M. Toomey, directors, for $338,000 effective November 20, 2018. The note bears interest, commencing on the date of the loan, at an initial rate of 5% per annum. The maturity date of the note will accelerate and be due and payable immediately upon any change of control, merger, or other business combination (as defined in the note). If the maturity date is extended for any reason whatsoever (including in connection with an acceleration event), the note will bear interest at a rate of 5% per annum, commencing on the date of any such extension. On October 28, 2022, the note was modified and the maturity date was extended to December 31, 2023. Interest as of December 31, 2023 in the amount of $103,045 was paid during December 2023. On December 31, 2023, the note was extended to September 30, 2025. On June 30, 2025, the note was extended to December 31, 2025. On December 24, 2025, the note was extended to December 31, 2026 and the interest rate was increased to 6%. During the three months ended December 31, 2025 and 2024, the Company recorded $4,262 and $4,199, in interest expense, respectively. During the year ended September 30, 2025, the Company repaid $29,282 in accrued interest. As of December 31, 2025 and September 30, 2025, the balance of accrued interest was $4,262 and $0, respectively.

The Company entered into a note with K. Toomey, director, for $35,000 effective November 20, 2018. The note bears interest, commencing on the date of the loan, at an initial rate of 5% per annum. The maturity date of the note will accelerate and be due and payable immediately upon any change of control, merger, or other business combination (as defined in the note). If the maturity date is extended for any reason whatsoever (including in connection with an acceleration event), the note will bear interest at a rate of 5% per annum, commencing on the date of any such extension. On October 28, 2022, the note was modified and the maturity date was extended to December 31, 2023. Interest as of December 31, 2023 in the amount of $103,045 was paid during December 2023. On December 31, 2023, the note was extended to September 30, 2025. On June 30, 2025, the note was extended to December 31, 2025. On February 13, 2026, the note was extended to December 31, 2026. During the three months ended December 31, 2025 and 2024, the Company recorded $441, in interest expense, respectively. During the year ended September 30, 2025, the Company repaid $3,066 in accrued interest. As of December 31, 2025 and September 30, 2025, the balance of accrued interest was $441 and $0, respectively.

The Company entered into a note to convert prior advances in a note payable with Mr. Toomey, a director, for $130,000 effective February 1, 2021 (the “2021 Promissory Note”). The 2021 Promissory Note bears interest, commencing on the date of the loan, at an initial rate of 2% per annum and the note matures on September 30, 2024. The maturity date of the note will accelerate and be due and payable immediately upon any change of control, merger, or other business combination (as defined in the note). If the maturity date is extended for any reason whatsoever (including in connection with an acceleration event), the note will bear interest at a rate of 5% per annum, commencing on the date of any such extension. On December 31, 2025, Mr. Toomey and the Company entered into Amendment to the 2021 Promissory Note to extend the maturity date of the 2021 Promissory Note to December 31, 2025. On December 24, 2025, the note was extended to December 31, 2026 and the interest rate was increased to 6%. During the three months ended December 31, 2025 and 2024, the Company recorded $755 and $655, in interest expense, respectively. During the year ended September 30, 2025, the Company repaid $12,124 in accrued interest. As of December 31, 2025 and September 30, 2025, the balance of accrued interest was $755 and $0, respectively.

The Company entered into a note with Mr. Toomey, a director, for $50,000 effective March 7, 2022 (the “2022 Promissory Note”). The note bears interest, commencing on the date of the loan, at an initial rate of 2% per annum and the note matures on December 31, 2025. The maturity date of the note will accelerate and be due and payable immediately upon any change of control, merger, or other business combination (as defined in the note). If the maturity date is extended for any reason whatsoever (including in connection with an acceleration event), the note will bear interest at a rate of 5% per annum, commencing on the date of any such extension. On December 31, 2025, Mr. Toomey and the Company entered into an Amendment to the 2021 Promissory Note to extend the maturity date of the 2022 Promissory Note to December 31, 2025. On December 24, 2025, the note was extended to December 31, 2026 and the interest rate was increased to 6%. During the three months ended December 31, 2025 and 2024, the Company recorded $290 and $252, in interest expense, respectively. During the year ended September 30, 2025, the Company repaid $3,570 in accrued interest. As of December 31, 2025 and September 30, 2025, the balance of accrued interest was $290 and $0, respectively.

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

Both the 6 LLC Affiliate Debt, and the Company Security thereof, and the Company Affiliate Debt, and the 6 LLC Security thereof are subordinated to the Bank Loan which has a senior secured security interest in all of the assets of the Company and 6 LLC. Although the Bank Loan is by and between Hancock Whitney Bank and 6 LLC, all of the assets of the Company and all of the assets of 6 LLC, including the property on which the Company conducts business, are used to secure the Bank Loan. As a result, Lori Toomey (a director of the Company) has pledged her personal trust as additional collateral as security for the Bank Loan and she is required to maintain $1 million of liquid assets in her trust. The outstanding amount owed under the Bank Loan as of December 31, 2025 was $1,540,206. Interest accrues on the Bank Loan at an annual rate of 7.36% and is currently being extended on a month-to-month basis pending discussions surrounding an extension of the Bank Loan. The Bank Loan has been on a year-to-year basis since 2019 and the parties historically have extended the Bank Loan and have entered into new loan agreements each year. However, there is no agreement to extend the Bank Loan each year and, as a result, there is a risk that the Bank Loan will not be extended beyond the current maturity date and, if it is extended, that the terms of such Bank Loan may be on terms more disadvantageous as those currently in place (i.e., higher interest rates to reflect current market conditions).

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

On December 16, 2024, the Company repaid all amounts due pursuant to the CAS Credit Agreement and the 6 LLC Credit Agreement.

9. Equity:

Preferred stock

The Company is authorized to issue up to 20,000,000 shares of Preferred Stock with designations, rights and preferences determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered, without shareholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of the Common Stock. The terms of the preferred stock have not been approved. As of December 31, 2025 and September 30, 2025, there was no Preferred Stock issued and outstanding.

Common stock

On August 4, 2025, the Company approved an equity compensation plan for directors and employees. Each director is subject to 100 shares common stock for each year of service. As of December 31, 2025, a total of 700 shares were earned by directors. Additionally, the Company set up a plan to award each employee 100 shares each for each year of service. However, these employee shares will not be payable unless and until 90 days after the trading of the Company’s common stock resumes, if ever, in the over-the-counter market or on a stock exchange, whichever should first occur.

On December 18, 2025, the Company issued 4,515 shares of common stock to a family member of a former officer. The issuance was due to a discrepancy related to the Company’s previous transfer agent, Manhattan Transfer Registrar. The Shareholder was originally issued two million, two hundred fifty-seven thousand, three hundred seventy-nine shares back on 06/29/2007 by Manhattan Transfer. (premerger)

Neither the share holder or its shares were ever reported on any more recent shareholder reports originating from Manhattan Transfer for at least the last 10 years. When inquiring about the issue Manhattan Transfer, it was discovered to be out of business.

Fortunately, prior to that the Company had changed its Transfer agent to be Colonial Stock Transfer

7840 S 700 E

Sandy, UT 84070

Main (801) 355-5740 ext. (9561)

Upon inquiry, Colonial Stock Transfer confirmed that there were no actions found in the logs forwarded by Manhattan indicating the shareholder had ever sold or transferred ownership of those shares.

After consulting with company counsel, and Colonial Stock Transfer, it was determined that the best course of action was to reissue the shares to the shareholder per the adjustment post-merger.

10. Income Taxes:

The Company's expenses (benefit) for income taxes consist of:

	For the three months ended
	December 31, 2025	December 31, 2024
Current
Federal	$(45,959)	$36,251
State	(8,645)	6,819
Foreign	-	-
	(54,604)	43,070
Deferred
Federal	18,053	19,147
State	3,395	3,601
	21,448	22,748
Total (benefit) expense	$(33,156)	$65,818

The components of the net deferred tax asset at December 31, 2025 and September 30, 2025 consist of:

	December 31, 2025	September 30, 2025

Accounts receivable	$(2,024)	$-
Accounts payable	5,571	5,771
Accrued interest payable	68,594	64,214
Accrued compensation	4,721	28,323
Net operating loss	54,604	-
Total net deferred tax asset	$131,466	$98,308

The following is a reconciliation of the applicable federal income tax as computed at the federal statutory tax rate to the actual income taxes reflected in the Consolidated Statements of Operations for the three months ended December 31, 2025 and 2024.

	Three months ended December 31,
	2025	2024

Tax provision at U.S. federal income tax rate	21%	21%
State income tax provision net of federal	4%	4%

Valuation allowance	-	-

Provision for income taxes	25%	25%

The Company’s earliest tax year that remains subject to examination by all tax jurisdictions was September 30, 2018.

11. Commitments and Contingencies:

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, “Contingencies”. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of December 31, 2025 and September 30, 2025, the Company is not aware of any contingent liabilities that should be reflected in the consolidated financial statements.

Purchase Option Agreement

In connection with the closing of the Merger (See Note 1), the Company entered into the Purchase Option Agreement (the “Purchase Option Agreement”) on the Closing Date with 6 LLC, which is solely held by the Renovo Owners prior to the Merger, pursuant to which, the Company will have the exclusive option, subject to certain conditions, in its sole discretion, exercisable at any time within five (5) years after the Closing Date, to acquire 6 LLC in a post-Merger transaction (the “Future Acquisition”) at a purchase price equal to (i) the fair market value of 6 LLC, as determined in accordance with the terms of the Purchase Option Agreement (“Fair Market Value”) plus (ii) a premium equal to fifteen percent (15%) of the Fair Market Value. It is a condition to the exercise of the Purchase Option that the Company either repay the Bank Loan or negotiate the assumption of the Bank Loan by the Company at the closing of the Future Acquisition. Currently, the Company is a guarantor under the Bank Loan.

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

12. Recent Accounting Pronouncements:

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, enhancing segment expense transparency. The update requires public entities to disclose significant segment expenses regularly provided to the chief operating decision maker and extends certain annual segment disclosures to interim periods. ASU 2023-07 is effective for fiscal three months beginning after December 15, 2023, with interim period application required starting after December 15, 2024, and early adoption permitted. The Company has adopted this new standard in the current fiscal year.

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

13. Subsequent Events:

Management has evaluated subsequent events through February 17, 2026, the date the consolidated financial statements were available to be issued. Management is not aware of any significant events that occurred after the balance sheet date that would have a material effect on the consolidated financial statements thereby requiring adjustment or disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the operating results and financial condition of the Company for the fiscal quarters ended December 31, 2025 and 2024. The discussion and analysis set forth below is intended to assist you in understanding the financial condition and results of our operations and should be read in conjunction with our financial statements and the accompanying notes included elsewhere in this quarterly report. Our results of operations and financial condition, as reflected in the accompanying statements and related notes, are subject to management’s evaluation and interpretations of business conditions, changing market conditions and other factors. Historical results and trends which might appear should not be taken as indicative of future operations.

A NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (including the exhibits hereto) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), such as statements relating to our financial condition, results of operations, plans, objectives, future performance or expectations, and business operations. These statements relate to expectations concerning matters that are not historical fact. Accordingly, statements that are based on management’s projections, estimates, assumptions, and judgments constitute forward-looking statements. These forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “plan,” “estimate,” “intend,” “objective,” “goal,” “project,” and other similar words and expressions, or future or conditional verbs such as “will,” “should,” “would,” “could,” and “may.” These forward-looking statements are based largely on information currently available to our management and on our current expectations, assumptions, plans, estimates, judgments and projections about our business and our industry, and such statements involve inherent risks and uncertainties. Although we believe our expectations are based on reasonable estimates and assumptions, they are not guarantees of performance and there are a number of known and unknown risks, uncertainties, contingencies, and other factors (many of which are outside our control) which may cause actual results, performance, or achievements to differ materially from those expressed or implied by such forward-looking statements. Accordingly, there is no assurance that our expectations will in fact occur or that our estimates or assumptions will be correct, and we caution investors and all others not to place undue reliance on such forward-looking statements.

The following factors, among others, could cause actual results to differ materially from those described in the forward-looking statements:

•	the Company’s ability to generate sufficient cash proceeds from its operations or, alternatively, identify, secure and obtain suitable and sufficient financing to execute its business plan and achieve its strategic objectives, including the funding of any potential growth and expansion opportunities;

•	the Company’s ability to service its outstanding debt obligations, including loans with affiliates of the Company, and to continue to successfully negotiate economically beneficial annual extensions of its loans and guarantor obligations assumed from Renovo Resource Solutions, Inc. (“Renovo”) pursuant to the merger of Renovo with and into the Company with the Company as the surviving entity on April 19, 2024 (the “Merger”);

•	the Company’s ability to exercise its option to purchase 6 LLC, a Florida limited liability company (“6 LLC”), which owns the property on which the company conducts its business operations and is solely owned by the shareholders of Renovo prior to the Merger, may depend on its ability to raise additional funds;

•	general economic, political and market conditions;

•	interest rate and inflation risk;

•	the potential impacts of increased tariffs and trade policy discussions between the United States and other countries on our business, which impacts may include, among others, an increase the costs of metals purchased by us for resale, result in declining profitability; operational disruption; an overall economic slowdown; an adverse impact on credit markets and interests rate that could increase the costs of our outstanding debt; possible lower equity valuations that could adversely affect any potential equity financing; and the potential for retaliatory actions by other nations;

•	climate related or natural disaster-related events that increases the likelihood of catastrophic losses, disruption to our operations, and related cost of insurance coverage for entities with operations in high fire, hurricane or flood risk areas, including the Company’s operations which are located on the gulf coast of central Florida, a region which is susceptible to hurricanes;

•	government and industry regulations that might affect future operations;

•	potential change of control transactions resulting from merger, acquisition, or business combination with another entity;

•	the potential dilution in our equity (both economically and in voting power) that might result from future financing or from merger, acquisition, or business combination activities;

•	the Company’s ability to expand and grow its business operations both organically and through the identification of potential acquisition targets and, to the extent any acquisition targets should be identified, the Company’s ability to consummate any such transaction on favorable terms and to successfully integrate any such acquisition into the Company’s existing business operations;

•	to the extent that the Company is able to implement its growth strategy through acquisitions, the Company’s ability to manage its growth successfully, including any need to expand administrative and operational infrastructure, hire additional personnel, and to implement quality controls and absorb acquisition costs, while maintaining profitable operations and attracting new suppliers and customers;

•	any statements regarding future economic conditions, growth rate, market opportunity or performance of the Company;

•	the ability of the Company to obtain and maintain all licenses necessary to continue to operate its business; and

•	statements of belief and any statement of assumptions underlying any of the foregoing.

If any of these risks or uncertainties materialize or any of these assumptions proves incorrect, the results of the Company could differ materially from the forward-looking statements. All written or oral forward-looking statements that are made or attributable to us are expressly qualified in their entirety by this cautionary notice. The forward-looking statements included herein are only made as of the date of this Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2025 (this “Form 10-Q”). We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

Explanatory Note

On April 19, 2024, the Company consummated the Merger with Renovo, with the Company as the legal surviving entity and Renovo as the accounting surviving entity. For purposes of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the historic results of the Company are those of Renovo as the accounting survivor of the Merger.

Operations

Operations consist solely of acquiring salvage and reselling scrap metals processed and unprocessed ferrous and nonferrous metals from a variety of sources including, manufacturing and industrial plants, metal fabrication plants, electric utilities, machine shops, factories, refineries, demolition businesses, wrecking companies, contractors, and retail individuals. Ferrous metals contain significant quantities of iron or steel. Non-ferrous metals, which do not contain significant quantities of iron or steel include, without limitation, copper, brass, aluminum, bronze, lead, zinc, nickel, and alloys thereof; but do not include precious metals (such as gold, silver, and platinum).

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

The Company conducts its operations on real property located at 3324 63rd Avenue East, Bradenton, Florida 34203 (the “Property”). This Property is owned by 6 LLC, a Florida limited liability company solely owned by the shareholders of Renovo prior to the Merger. The Company has the option to acquire the Property pursuant to a purchase option agreement.

The Company has received approvals to build a C&D Site on the Property, as well as a transfer station for material recovery of mobile homes and recreational vehicles, industrial solid non-hazardous waste, plastics and cardboard. The final site plan has been reviewed by the appropriate agencies and found to be sufficiently in compliance with the Manatee County Land Development Code and Comprehensive Plan. Although the Company has taken the steps to have the C&D Site classified for such use and has actively taken steps to evaluate the construction of a C&D plant on the Property, the Company has not yet determined to proceed with the commencement of C&D plant operations. The ultimate determination of whether to proceed with operating a C&D plant will depend on a number of factors, including, without limitation, existing market conditions and the likelihood of profitable operation of a C&D plant. Such a designation would add value to the Property, but the Company will not operate a C&D plant unless and until it determines, if ever, that it would be a viable and profitable business venture for the Company with appropriate rates of investment return. Accordingly, there can be no assurance that the Company will operate a C&D plant on the Property. The Manatee County approvals will expire after four years from the original approval date of March 28, 2027, and are subject to the expiration date (April 7, 2026) of the Company’s Certificate of Level of Service, which is required by Manatee County. The approvals may be extended in 12-month increments for up to 48 months from the original expiration date. The Company has obtained two extensions from Manatee County, which means we may obtain at most two more 12-month extensions. Prior to this expiration the Company may pursue building permits to build the C&D Site.

The Company does not engage in the business of fabricating or otherwise converting raw materials into products or prepared grades of materials having an existing or potential economic value.

Balance Sheet

At December 31, 2025 and September 30, 2025, the Company had total assets of $2,135,512 and $2,478,376, respectively, total liabilities of $1,883,612 and $2,128,544, respectively, and total stockholders’ equity of $251,900 and $349,832, respectively. The decrease of total assets of $342,864 from September 30, 2025 to December 31, 2025 was due to a decrease in cash of $555,607 primarily as a result of capital expenditures, a decrease in inventory in the amount of $11,345, a decrease in the right of use asset in the amount of $117,634, offset by an increase in accounts receivable in the amount of $8,111, an increase in deferred income tax asset in the amount of $33,158 and an increase in property in equipment in the amount of $300,453. The decrease of total liabilities of $244,932 from December 31, 2025 to September 30, 2025 was due primarily to an aggregate $262,485 of accounts payable, accrued compensation, taxes payable, and lease liabilities offset by an increase in accrued interest payable in the amount of $17,553.

At December 31, 2025 and September 30, 2025, the Company had retained earnings of $249,730 and $349,468, respectively. The decrease in retained earnings was a result of our net loss for the three months ended December 31, 2025 in the amount of $99,738.

Results of Operations

Comparison of Three Months Ended December 31, 2025 and 2024

Revenues

For the three months ended December 31, 2025 and 2024, the Company had total revenues of $686,500 and $1,536,631, respectively, and gross profits of $286,767 and $549,419, respectively. The primary driver of the Company’s revenues are steel prices and the prices of other metal commodities. When metal prices are higher, revenues increase assuming that volume is stable. The Company is primarily impacted by the price of steel, with the price of copper and the price of other metals also significantly contributing to the Company’s revenues and profits. The primary reason for the decrease in our revenues in the three-month period ended December 31, 2025 was due to the decrease in the volume of the Company’s sales in the three months ended December 31, 2025 when compared to the three months ended December 31, 2024. The decrease is primarily attributable to the revised Manatee County Solid Waste policy implemented in Q4 2025, which discontinued residential curbside recycling collection. This shift was further compounded by similar policy updates in the City of Bradenton. While internal logistical constraints have previously limited expansion, enhancing the Company’s transportation infrastructure represents a key strategic opportunity for future growth.

Cost of goods sold for the three months ended December 31, 2025 and 2024 were $399,733 and $987,212, respectively, resulting in a gross margin of 42% and 36%, respectively. Cost of goods sold consists primarily of costs associated with purchasing salvage and scrap metal and increases as prices for these commodities fluctuate. Following the resumption of standard operations in Q4 2025, the Company recorded a decrease in steel procurement, primarily due to current logistics and transportation limitations. As the Company currently operates on a purely inbound collection model, its primary growth objective is the vertical integration of freight and logistics. The Company expects this initiative will allow it to exercise greater control over operational expenses while delivering a significantly enhanced customer experience.

Operating Expenses.

The Company’s operating expenses increased from $362,098 for the three months ended December 31, 2024 to $402,108 for the three months ended December 31, 2025 due primarily to an increase in general and administrative expenses in the amount of $18,866 an increase in director compensation in the amount of $18,920.

Other Income (Expenses).

Other income (expenses) went from $76,478 for the three months ended December 31, 2024 to $(17,553) for the three months ended December 31, 2025. The reason for the change was due to the Company recording a gain on extinguishment of accounts payable in the amount of $95,150 during the period ending December 31, 2024.

Net Income (Loss)

For the three months ended December 31, 2025, we had a net loss of ($99,738) as opposed to net income of $197,981 for the three months ended December 31, 2024. The Company had a net loss in the current period primarily due to a decline in sales and increase in operating expenses.

Liquidity and Capital Resources

At December 31, 2025 and September 30, 2025, our current liabilities were $1,883,612 and $2,128,544, respectively. We had no material commitments for capital expenditures as of December 31, 2025.  The difference of $244,932 was due primarily to an aggregate $262,485 of accounts payable, accrued compensation, taxes payable, and lease liabilities offset by an increase in accrued interest payable in the amount of $17,553.

The Company’s principal sources of funds are funds generated by its operations, as well as amounts received from affiliated loans. Such affiliated loans include both those entered into by the Company prior to the Merger and those entered into by Renovo prior to the Merger. In addition, the Company has paid operational expenses and debt on behalf of 6 LLC. As of December 31, 2025, the total paid on behalf of 6 LLC and payable to the Company is $1,009,580. These operational expense advances bear no interest, are uncollateralized and have no specific due date. As stated above under the balance sheet section, there was an increase in cash as a result of increased sales. The Company plans to apply a portion of its existing cash position to repay certain such affiliated loans and to undertake various property maintenance projects.

Management has evaluated the Company’s ability to continue as a going concern in accordance with ASC 205-40. In prior periods, substantial doubt existed regarding the Company’s ability to meet its obligations due to recurring losses and negative operating cash flows. However, for the year ended September 30, 2025, the Company generated net income of $461,187 and positive cash flows from operations of $744,979. These results reflect improved operating performance and strengthened liquidity. For the three months ended December 31, 2025, the Company had a net loss of $99,738, negative working capital of $1,172,361 and net cash used in operations in the amount of $239,355. The Company does not anticipate the current period loss to be indicative of long-term performance and current actions being taken to overcome the current period’s shortfall. If it becomes necessary the Company has the ability to defer certain obligations, and or site improvements temporarily, or renegotiate any number of loans and agreements to increase its cash position without going into additional debt.

Based on this assessment, management has concluded that substantial doubt about the Company’s ability to continue as a going concern has been alleviated. Accordingly, the financial statements have been prepared on a going concern basis.

The Company currently intends to undertake certain capital expenditures relating to certain improvements on the property where it conducts business to construct or install temporary or permanent improvements and to request or record easements relating to utilities and access, including, without limitation, driveways, fencing, gates, and utility connections. Such improvements also may include those necessary to provide special dedicated access to the Company property in favor of the County during storm conditions. These improvements shall be at the Company’s sole expense. During the three months ended December 31, 2025, the Company spent $316,252 on capital expenditures. The Company expects to expend approximately $10,000 during the next 12 months for such capital expenditures and that such expenses will be paid out of revenue generated by the Company during that period.

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

In connection with the closing on the Merger, the Company entered into a lease agreement with 6 LLC on April 19, 2024. Under the terms of the Lease the Company is leasing the Property (including the buildings situated thereon) on which the Company conducts its operations from 6 LLC for annual rent of $480,000 paid in twelve (12) monthly payments of $40,000, which is inclusive of electrical, water, sewer, and other utilities. The Lease has an initial term of two years, and may be extended for a period of up to five (5) additional years by the Company. In addition to the Lease, the Company also has entered into a Purchase Option Agreement with the equity owners of 6 LLC (“Purchase Option Agreement”) pursuant to which the Company has the exclusive option, subject to certain conditions, in its sole discretion, exercisable at any time within five (5) years after the closing of the Merger to acquire 6 LLC and, as a result thereof, the Property (the “Purchase Option”). The terms of the Lease include customary terms regarding alterations to the Property, maintenance by 6 LLC, insurance, and indemnification and generally reflect terms that would be typically negotiated in an at arm’s-length transaction with modifications to the termination provisions of the Lease to limit 6 LLC’s ability to terminate the Lease in light of the Purchase Option Agreement. Further, the Lease limits 6 LLC’s ability to assign the Lease, while preserving the right of the Company to assign the Lease under certain circumstances. The Company has not yet determined whether it will exercise the Purchase Option. For more information relating to the Purchase Option Agreement and the Purchase Option, see Financial Statement Note 11.

Cash Flow

The following table provides detailed information about our net cash flow for the three months ended December 31, 2025 and 2024:

	Three months ended December 31,
	2025	2024
Net cash (used in) provided by operating activities	$(239,355)	$134,689
Net cash (used in) provided by investing activities	(316,252)	—
Net cash provided by (used in) financing activities	—	(500)
Net (decrease) increase in cash and cash equivalents	(555,607)	134,189
Cash and cash equivalents at beginning of period	1,030,185	425,706
Cash and cash equivalent at end of period	$474,578	$559,895

Net cash used in operating activities for the three months ended December 30, 2025 was ($239,355) compared to $134,689 provided by operating activities for the three months ended December 30, 2024. This difference primarily related to a net loss in the current period coupled with accrued compensation in the amount of $94,600, income taxes payable in the amount of $49,449, deferred tax asset in the amount of $33,158 and operating lease liability in the amount of $117,634. During the three months ended December 30, 2025, net cash used in investing activities was $(316,252) compared to $0 for the three months ended December 31, 2024. During the three months ended December 31, 2025, the company purchased $301,252 of equipment and $15,000 in leasehold improvements. During the three months ended December 30, 2025, our financing activities used cash of $0 compared to $500 during the three months ended December 30, 2024. The difference primarily related to less related party loan activity in the current period.

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

As of December 31, 2025, the aggregate principal amount of the Company Affiliated Debt was approximately $1,327,171 and the accrued interest thereon was approximately $274,924.

Set forth below is the outstanding Company Affiliate Debt as of December 31, 2025.

Affiliate Lender	Date of Original Loan	Principal Amount Borrowed	Annual Interest Rate	Accrued Interest	Maturity Date

Passing Through, LLC (Toomey family trust/estate)	July 1, 2016	$600,000	5.00%	$264,168	December 31, 2026 (2)
Conch and Shell Holdings, Inc.(extended Toomey family)	November 20, 2018	$250,000	8.00%	$5,006	December 31, 2026 (2)
James and Lori Toomey(4)	November 20, 2018	$338,000	5.00%	$4,262	December 31, 2026 (2)
Kristen Toomey	November 20, 2018	$35,000	5.00%	$441	December 31, 2026 (3)
James Toomey(1)	February 1, 2021	$130,000	2.00%	$756	December 31, 2026 (2)
James Toomey(1)	March 7, 2022	$50,000	2.00%	$290	December 31, 2026 (2)

________________

(1)

These notes were entered into by the Company prior to the Merger (and not assumed from Renovo in connection with the Merger) and therefore are not subordinated to the 6 LLC Bank Loan. Set forth below is the outstanding 6 LLC Affiliate Debt subject to the Company Security as of December 31, 2025.

(2)	On December 24, 2025, these notes were extended to December 31, 2026.
(3)	On February 13, 2026, this note was extended retroactively and is now scheduled to mature on December 31, 2026.
(4)

On February 13, 2026, this note was amended to clarify the proper parties thereto, a copy of which is filed as Exhibit 10.1 to this Form 10-Q and incorporated into this Form 10-Q by reference. The remaining terms of the note were not modified.

Set forth below is the outstanding 6 LLC Affiliate Debt subject to the Company Security as of December 31, 2025.

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

For more information relating to the Company Affiliate Debt and the 6 LLC Debt, please see Notes 7 and 8 to the Financial Statements.

Hancock Whitney Bank Loan

The outstanding amount owed under the 6 LLC Bank Loan as of December 31, 2025 was approximately $1,540,207. Interest accrues on the 6 LLC Bank Loan at an annual rate of 6.735% and the loan was set to mature on December 31, 2026; however, 6 LLC has received a commitment letter to extend the loan by another 12 months at an annual rate of 5.75%. The 6 LLC Bank Loan has been on a year-to-year basis since 2019 and the parties historically have extended the 6 LLC Bank Loan and have entered into new loan agreements each year. However, there is no agreement to extend the 6 LLC Bank Loan each year and, as a result, there is a risk that the 6 LLC Bank Loan will not be extended beyond the current maturity date and, if it is extended, that the terms of such 6 LLC Bank Loan may be on terms more disadvantageous as those currently in place (i.e., higher interest rates to reflect current market conditions).

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

Our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of the end of such period, our disclosure controls and procedures were not effective as of December 31, 2025 due to material weaknesses in our internal control over financial reporting in providing reasonable assurance in timely alerting management to material information relating to the Company and that information required to be disclosed in our reports is recorded, processed, summarized, and reported as required to be included in our periodic filings with the Commission.

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

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the date of the above-referenced evaluation. Furthermore, there was no change in our internal control over financial reporting or in other factors during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

(a)	None.

(b)	None

(c)	None

ITEM 6. EXHIBITS

10.1	Amendment to Fourth Loan Modification Agreement to Promissory Note, dated February 13, 2026, by and between Kingfish Holding Corporation and James K. Toomey and Lori Toomey, amending that certain Promissory Note dated November 20, 2018 in favor of James K. Toomey, Lori Toomey, and Kristen Toomey in the principal amount of $365,000 with Renovo as Borrower (as amended). *

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(a)), with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2025. *

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(a)), with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2025. *

32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(b)). *

32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(b)). *

101.INS	Inline XBRL Instance Document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase *

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101). *

* Exhibit Filed Herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINGFISH HOLDING CORPORATION

Date: February 12, 2026	By:	/s/ Ted Sparling
Ted Sparling
Chief Executive Officer
(Principal Executive Officer)

