Form 10-Q
period 2026-03-31
Kingfish Holding Corp
filed 2026-05-15
CIK 1374881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________________

FORM 10-Q

___________________________________________

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026

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

As of May 8, 2026, the number of issued and outstanding common shares of the registrant was 843,177.

KINGFISH HOLDING CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KINGFISH HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
	March 31, 2026	September 30, 2025
	Unaudited
ASSETS

Current assets
Cash and cash equivalents	$408,248	$1,030,185
Accounts receivable, net	49,088	-
Deferred income tax asset	140,102	98,308
Inventory, net	48,364	108,441
Total current assets	645,802	1,236,934

Due from related party	969,580	1,009,580
Right of use asset, net	425,716	197,369
Property and equipment, net	357,192	33,533
Other assets	960	960
Total assets	$2,399,250	$2,478,376

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$22,330	$23,132
Accrued compensation	37,840	113,520
Accrued interest payable	295,705	257,371
Related party loans, current	1,327,171	1,327,171
Taxes payable	129,079	209,981
Lease liability - current	425,716	197,369
Total liabilities	2,237,841	2,128,544

Commitments and contingencies (Note 11)

Stockholders' equity (deficit):
Preferred stock, par $0.0001, 2,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, par $0.0001, 20,000,000 shares authorized, 843,177 and 837,962 shares issued and outstanding as of March 31, 2026 and September 30, 2025, respectively	85	84
Shares to be issued	-	280
Paid-in capital	2,085	-
Retained earnings (accumulated deficit)	159,239	349,468
Total stockholders' equity (deficit)	161,409	349,832
Total liabilities and stockholders' equity (deficit)	$2,399,250	$2,478,376

The accompanying notes are an integral part of the unaudited consolidated financial statements.

KINGFISH HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	For the three months ended		For the six months ended
	March 31,		March 31,
	2026	2025	2026	2025

Revenues:
Sales	$820,780	$1,446,847	$1,507,280	$2,983,478
Cost of goods sold	519,638	644,351	919,371	1,631,563

Gross profit	301,142	802,496	587,909	1,351,915

Expenses:
Operating expenses:
Professional fees	101,000	107,433	196,797	207,114
Rent expense	120,000	120,000	240,000	240,000
General and administrative	55,994	20,141	126,264	71,545
Director compensation	18,920	-	37,840	-
Payroll expense	105,025	112,535	202,146	203,548
Total operating expenses	400,939	360,109	803,047	722,207

Income (loss) from operations	(99,797)	442,387	(215,138)	629,708

Other income (expense):
Interest expense	(20,780)	(18,000)	(38,333)	(36,672)
Gain on extinguishment of accounts payable	-	-	-	95,150
Total other income (expense)	(20,780)	(18,000)	(38,333)	58,478

Net income (loss) before income taxes	(120,577)	424,387	(253,471)	688,186

Provision for income taxes	(30,086)	91,349	(63,242)	157,167

Net income (loss)	$(90,491)	$333,038	$(190,229)	$531,019

Basic and diluted earnings per share on net income (loss)
Basic	$(0.11)	$0.40	$(0.23)	$0.63
Diluted	$(0.11)	$0.40	$(0.23)	$0.63

Weighted average shares outstanding
Basic	843,177	837,962	840,958	837,962
Diluted	843,177	838,152	840,958	838,152

The accompanying notes are an integral part of the unaudited consolidated financial statements.

KINGFISH HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2026 AND 2025
UNAUDITED

	Common Stock		Shares to be Issued
		Par			Paid In	Retained
	Shares	$0.0001	Shares	Amount	Capital	Earnings	Total
Balance - September 30, 2025	837,962	$84	700	$280	$0	$349,468	$349,832

Common stock issued for services	5,215	1	(700)	(280)	2,085	-	1,806

Net loss	-	-	-	-	-	(99,738)	(99,738)

Balance - December 31, 2025	843,177	85	-	-	2,085	249,730	251,900

Net loss	-	-	-	-	-	(90,491)	(90,491)

Balance - March 31, 2026	843,177	$85	-	$-	$2,085	$159,239	$161,409

	Common Stock		Shares to be Issued
		Par			Paid In	Retained
	Shares	$0.0001	Shares	Amount	Capital	Earnings	Total
Balance - September 30, 2024	837,962	$84	-	$-	$-	$(111,719)	$(111,635)

Net income	-	-	-	-	-	197,981	197,981

Balance - December 31, 2024	837,962	84	-	-	-	86,262	86,346

Net income	-	-	-	-	-	333,038	333,038

Balance - March 31, 2025	837,962	$84	-	$-	$-	$419,300	$419,384

The accompanying notes are an integral part of the unaudited consolidated financial statements.

KINGFISH HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	For the six months ended
	March 31,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss (income)	$(190,229)	$531,019
Adjustment to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation expense	38,298	4,082
Common stock issued for services	1,806	-
Gain on extinguishment of accounts payable	-	(95,150)
Amortization of right of use asset	228,347	-
Changes in operating assets and liabilities:
Accounts receivable	(49,088)	(14,697)
Inventory	60,077	8,360
Deferred tax asset	(41,794)	52,012
Accounts payable	(802)	1,511
Accrued compensation	(75,680)	-
Accrued interest payable	38,334	(49,331)
Taxes payable	(80,902)	90,863
Operating lease liability	(228,347)	-
Net cash (used in) provided by operating activities	(299,980)	528,669

CASH FLOWS FROM INVESTING ACTIVITIES
Repayments from related party loans	40,000	-
Purchase of property and equipment	(361,957)	-
Net cash (used in) provided by investing activities	(321,957)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of convertible notes payable to related party	-	(90,000)
Advances from related party line of credit	-	200,000
Repayment of related party line of credit	-	(200,000)
Related party loans, net	-	(500)
Net cash provided by (used in) financing activities	-	(90,500)

Net (Decrease) Increase in Cash	(621,937)	438,169

Cash - Beginning of the Period	1,030,185	425,706

Cash - End of the Period	$408,248	$863,875

Supplemental Disclosures of Cash Flows
Cash paid for Interest	$-	$86,003
Cash paid for income taxes	$-	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Right of use asset	$462,897	$-

The accompanying notes are an integral part of the unaudited consolidated financial statements.

KINGFISH HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

Unaudited

1. Business:

Our Business:

Kingfish Holding Corporation (“Kingfish” or the “Company”) was incorporated in the State of Delaware on April 11, 2006 as Offline Consulting, Inc. It became Kesselring Holding Corporation on June 8, 2007 and on November 25, 2014 it changed its name to Kingfish Holding Corporation.

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

2. Summary of Significant Accounting Policies:

Basis of presentation and consolidation:

The accompanying unaudited consolidated financial statements, which include the presentation and accounts of the Company and Renovo have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the three months ended March 31, 2026 and 2025. The unaudited consolidated financial statements have been prepared using the accrual basis of accounting in accordance with GAAP and presented in US dollars. They should be read in conjunction with the annual consolidated financial statements reported in the latest Form 10-K filed for the year ended September 30, 2025. The results of operations of any interim period are not necessarily indicative of the results for the full year. The fiscal year end is September 30.

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

Cash:

Cash is maintained at a financial institution and, at times, the balance may exceed federally insured limits. The Company has never experienced any losses related to the balance. Currently, the FDIC provides insurance coverage up to $250,000 per depositor at each financial institution. The amount in excess of FDIC limits at March 31, 2026 and September 30, 2025 was $26,080 and $566,519, respectively.

For purposes of the unaudited consolidated statements of cash flows, the Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash.

Inventories:

Inventories are stated at the lower of cost or net realizable value. Cost, which includes raw materials is determined on a first-in, first-out basis. On a monthly basis, the Company analyzes its inventory levels and reserve for inventory that is expected to expire prior to being sold, inventory that has a cost basis in excess of its expected net realizable value, inventory in excess of expected net realizable value, inventory in excess of expected sales requirements, or inventory that fails to meet commercial sale specifications. Expired inventory is disposed of and the related costs are written off to inventory obsolescence. As of March 31, 2026 and September 30, 2025, the balance of inventory was $48,364 and $108,441, respectively. As of March 31, 2026 and September 30, 2025, there was no inventory reserve.

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

Further, the Company considers macroeconomic factors and the status of the technology industry to estimate if there are current expected credit losses within its trade receivables based on the trends and its expectation of the future status of such economic and industry-specific factors. Also, specific allowance amounts are established based on review of outstanding invoices to record the appropriate provision for customers that have a higher probability of default. As of March 31, 2026 and September 30, 2025, there was no allowance.

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

Convertible Debentures

The Company adheres to the guidance in Accounting Standards Update (“ASU”) 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 simplifies an issuer’s accounting for convertible instruments and its application of the derivatives scope exception for contracts in its own equity. Additionally, ASU 2020-06 removes the requirements for accounting for beneficial conversion features.

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

At March 31, 2026, there were no potentially dilutive securities. However, as of March 31, 2025, convertible notes payable to related party of $90,000 could potentially convert into 180 shares of Common Stock. For the three months ended March 31, 2026, the Company had a net loss. As a result, these shares have been excluded from the diluted net loss per share calculations for the three and six months ended March 31, 2026 because the effect of including them would be anti-dilutive.

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

Going Concern:

Management has evaluated the Company’s ability to continue as a going concern in accordance with ASC 205-40. In prior periods, substantial doubt existed regarding the Company’s ability to meet its obligations due to recurring losses and negative operating cash flows. However, for the year ended September 30, 2025, the Company generated net income of $461,187 and positive cash flows from operations of $744,979. These results reflect improved operating performance and strengthened liquidity. For the six months ended March 31, 2026, the Company had a net loss of $190,229, negative working capital of $1,592,039 and net cash used in operations in the amount of $299,980. The Company does not anticipate the current period loss to be indicative of long-term performance and current actions being taken to overcome the current period’s shortfall. If it becomes necessary, the Company has the ability to defer certain obligations and site improvements temporarily, or renegotiate any number of loans and agreements to increase its cash position without going into additional debt.

Based on this assessment, management has concluded that substantial doubt about the Company’s ability to continue as a going concern has been alleviated. Accordingly, the financial statements have been prepared on a going concern basis.

3. Operating Lease Right-of-Use Asset and Operating Lease Liability

In connection with the closing on the merger (See “Note 1”), the Company entered into a lease agreement with 6 LLC, a Florida limited liability company (“6 LLC”), a related party, on April 19, 2024. Under the terms of the Lease the Company is leasing the buildings and property (“Property”) on which the Company conducts its operations from 6 LLC for annual rent of $480,000 paid in twelve (12) monthly payments of $40,000, which is inclusive of electrical, water, sewer, and other utilities. The Lease has an initial term of two years, and may be extended for a period of up to five (5) additional years by the Company. The terms of the Lease include customary terms regarding alterations to the Property, maintenance by 6 LLC, insurance, and indemnification and generally reflect terms that would be typically negotiated in an at arm’s-length transaction with modifications to the termination provisions of the Lease to limit 6 LLC’s ability to terminate the Lease in light of the Purchase Option Agreement. Further, the Lease limits 6 LLC’s ability to assign the Lease, while preserving the right of the Company to assign the Lease under certain circumstances. The original lease term ended on February 28, 2026. However, the lease automatically extended an additional year.

Operating lease right-of-use asset and liability are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value is the incremental borrowing rate, estimated to be 8%, as the interest rate implicit in most of the Company’s leases is not readily determinable. Operating lease expense is recognized on a straight-line basis over the lease term. Since the common area maintenance expenses are expenses that do not depend on an index or rate, they are excluded from the measurement of the lease liability and recognized in general and administrative expenses on the unaudited consolidated statements of operations. During the six months ended March 31, 2026 and 2025, the Company recorded $240,000 in rent expense, related to this lease. During the three months ended March 31, 2026 and 2025, the Company recorded $120,000 in rent expense, related to this lease.

Right-of-use asset is summarized below:

	March 31, 2026	September 30, 2025
Office lease	$1,353,215	$890,318
Less: accumulated amortization	(927,499)	(692,949)
Right-of-use asset, net	$425,716	$197,369

Operating lease liability is summarized below:

	March 31, 2026	September 30, 2025
Office lease	$425,716	$197,369
Less: current portion	(425,716)	(197,369)
Long term portion	$-	$-

Maturity of the lease liability is as follows:

Total
Year ending September 30, 2026	$240,000
Year ending September 30, 2027	200,000
Less: imputed interest	(14,284)
Present value of payments	$425,716

4. Receivables and Loans from Related Parties:

The Company has paid operational expenses and debt on behalf of 6 LLC, a related party who holds the real estate on which the business operates. As of March 31, 2026 and September 30, 2025, the total paid on behalf of 6 LLC and payable to the Company is $969,580 and $1,009,580, respectively. These advances bear no interest, are uncollateralized and have no specific due date. During the three and six months ended March 31, 2026, 6 LLC repaid $40,000 against the payable.

The above transactions and amounts are not necessarily what third parties would have agreed to.

5. Property and Equipment:

Property and equipment consisted of the following at March 31, 2026 and September 30, 2025:

	March 31, 2026	September 30, 2025
Leasehold improvements	$22,826	$7,826
Software	19,744	19,744
Furniture and equipment	1,022,570	675,614
	1,065,140	703,184
Less: Accumulated depreciation	(707,948)	(669,651)
Total	$357,192	$33,533

During the six months ended March 31, 2026 and 2025, the Company recorded $38,298 and $4,082 of depreciation expense, respectively. During the three months ended March 31, 2026 and 2025, the Company recorded $17,537 and $2,040 of depreciation expense, respectively. Depreciation expense is recorded in general and administrative expenses in the unaudited consolidated statements of operations.

6. Accounts Payable

During the six months ended March 31, 2025, the Company wrote off accounts payable balances from three vendors aggregating $95,150 due to the balances being past the statute of limitations for collectability. The amount was recorded as a gain on extinguishment of accounts payable in statement of operations.

7. Related Party Loans:

Related party loans (the “Related Party Loans”) consisted of the following at March 31, 2026 and September 30, 2025:

	March 31, 2026	September 30, 2025
Passing Through, LLC	$531,249	$531,249
Conch and Shell Holdings, Inc.	247,775	247,775
J. Toomey and L. Toomey	333,147	333,147
K. Toomey	35,000	35,000
J. Toomey	180,000	180,000
Total	$1,327,171	$1,327,171
Total current	1,327,171	1,327,171
Total long term	$-	$-

The Company entered into a note with Passing Through, LLC, for $600,000 effective July 1, 2016. The note bears interest, commencing on the date of the loan, at an initial rate of 5% per annum. The maturity date of the note will accelerate and be due and payable immediately upon any change of control, merger, or other business combination (as defined in the note). If the maturity date is extended for any reason whatsoever (including in connection with an acceleration event), the note will bear interest at a rate of 5% per annum, commencing on the date of any such extension. On October 28, 2022, the note was modified and the maturity date was extended to December 31, 2023. On December 31, 2023, the note was extended to September 30, 2025. On June 30, 2025, the note was extended to December 31, 2025. On December 24, 2025, the note was extended to December 31, 2026 and the interest rate was increased to 6%. During the six months ended March 31, 2026 and 2025, the Company recorded $14,657 and $14,491 in interest expense, respectively. During the three months ended March 31, 2026 and 2025, the Company recorded $7,860 and $7,166 in interest expense, respectively. During the year ended September 30, 2025, the Company repaid $25,000 in accrued interest. As of March 31, 2026 and September 30, 2025, the balance of accrued interest was $272,028 and $257,371, respectively.

The Company entered into a note with Conch and Shell Holdings, Inc, for $250,000 effective November 20, 2018. The note bears interest, commencing on the date of the loan, at an initial rate of 8% per annum. The maturity date of the note will accelerate and be due and payable immediately upon any change of control, merger, or other business combination (as defined in the note). If the maturity date is extended for any reason whatsoever (including in connection with an acceleration event), the note will bear interest at a rate of 8% per annum, commencing on the date of any such extension. On October 28, 2022, the note was modified and the maturity date was extended to December 31, 2023. Interest as of December 31, 2023 in the amount of $121,666 was paid during December 2023. On December 31, 2023, the note was extended to September 30, 2025. On June 30, 2025, the note was extended to December 31, 2025. On December 24, 2025, the note was extended to December 31, 2026. During the six months ended March 31, 2026 and 2025, the Company recorded $9,904 in interest expense. During the three months ended March 31, 2026 and 2025, the Company recorded $4,897 in interest expense, respectively. During the year ended September 30, 2025, the Company repaid $34,765 in accrued interest. As of March 31, 2026 and September 30, 2025, the balance of accrued interest was $9,904 and $0, respectively.

The Company entered into a note with James K. and Lori M. Toomey, directors, for $338,000 effective November 20, 2018. The note bears interest, commencing on the date of the loan, at an initial rate of 5% per annum. The maturity date of the note will accelerate and be due and payable immediately upon any change of control, merger, or other business combination (as defined in the note). If the maturity date is extended for any reason whatsoever (including in connection with an acceleration event), the note will bear interest at a rate of 5% per annum, commencing on the date of any such extension. On October 28, 2022, the note was modified and the maturity date was extended to December 31, 2023. Interest as of December 31, 2023 in the amount of $93,545 was paid during December 2023. On December 31, 2023, the note was extended to September 30, 2025. On June 30, 2025, the note was extended to December 31, 2025. On December 24, 2025, the note was extended to December 31, 2026 and the interest rate was increased to 6%. During the six months ended March 31, 2026 and 2025, the Company recorded $9,191 and $8,306 in interest expense, respectively. During the three months ended March 31, 2026 and 2025, the Company recorded $4,930 and $4,107, in interest expense, respectively. During the year ended September 30, 2025, the Company repaid $29,282 in accrued interest. As of March 31, 2026 and September 30, 2025, the balance of accrued interest was $9,191 and $0, respectively.

The Company entered into a note with K. Toomey, director, for $35,000 effective November 20, 2018. The note bears interest, commencing on the date of the loan, at an initial rate of 5% per annum. The maturity date of the note will accelerate and be due and payable immediately upon any change of control, merger, or other business combination (as defined in the note). If the maturity date is extended for any reason whatsoever (including in connection with an acceleration event), the note will bear interest at a rate of 5% per annum, commencing on the date of any such extension. On October 28, 2022, the note was modified and the maturity date was extended to December 31, 2023. Interest as of December 31, 2023 in the amount of $10,500 was paid during December 2023. On December 31, 2023, the note was extended to September 30, 2025. On June 30, 2025, the note was extended to December 31, 2025. On February 13, 2026, the note was extended to December 31, 2026. During the six months ended March 31, 2026 and 2025, the Company recorded $873 in interest expense. During the three months ended March 31, 2026 and 2025, the Company recorded $432, in interest expense. During the year ended September 30, 2025, the Company repaid $3,066 in accrued interest. As of March 31, 2026 and September 30, 2025, the balance of accrued interest was $873 and $0, respectively.

The Company entered into a note to convert prior advances in a note payable with Mr. Toomey, a director, for $130,000 effective February 1, 2021 (the “2021 Promissory Note”). The 2021 Promissory Note bears interest, commencing on the date of the loan, at an initial rate of 2% per annum and the note matures on September 30, 2024. The maturity date of the note will accelerate and be due and payable immediately upon any change of control, merger, or other business combination (as defined in the note). If the maturity date is extended for any reason whatsoever (including in connection with an acceleration event), the note will bear interest at a rate of 5% per annum, commencing on the date of any such extension. On December 31, 2024, Mr. Toomey and the Company entered into an amendment to the 2021 Promissory Note to extend the maturity date of the 2021 Promissory Note to December 31, 2025. On December 24, 2025, the note was extended to December 31, 2026 and the interest rate was increased to 6%. During the six months ended March 31, 2026 and 2025, the Company recorded $2,678 and $1,296 in interest expense, respectively. During the three months ended March 31, 2026 and 2025, the Company recorded $1,923 and $641, in interest expense, respectively. During the year ended September 30, 2025, the Company repaid $12,124 in accrued interest. As of March 31, 2026 and September 30, 2025, the balance of accrued interest was $2,678 and $0, respectively.

The Company entered into a note with Mr. Toomey, a director, for $50,000 effective March 7, 2022 (the “2022 Promissory Note”). The note bears interest, commencing on the date of the loan, at an initial rate of 2% per annum and the note matures on December 31, 2026. The maturity date of the note will accelerate and be due and payable immediately upon any change of control, merger, or other business combination (as defined in the note). If the maturity date is extended for any reason whatsoever (including in connection with an acceleration event), the note will bear interest at a rate of 5% per annum, commencing on the date of any such extension. On December 31, 2024, Mr. Toomey and the Company entered into an amendment to the 2022 Promissory Note to extend the maturity date of the 2022 Promissory Note to December 31, 2025. On December 24, 2025, the note was extended to December 31, 2026 and the interest rate was increased to 6%. During the six months ended March 31, 2026 and 2025, the Company recorded $1,030 and $499 in interest expense, respectively. During the three months ended March 31, 2026 and 2025, the Company recorded $740 and $247, in interest expense, respectively. During the year ended September 30, 2025, the Company repaid $3,570 in accrued interest. As of March 31, 2026 and September 30, 2025, the balance of accrued interest was $1,030 and $0, respectively.

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

Both the 6 LLC Affiliate Debt, and the Company Security thereof, and the Company Affiliate Debt, and the 6 LLC Security thereof are subordinated to the Bank Loan which has a senior secured security interest in all of the assets of the Company and 6 LLC. Although the Bank Loan is by and between Hancock Whitney Bank and 6 LLC, all of the assets of the Company and all of the assets of 6 LLC, including the property on which the Company conducts business, are used to secure the Bank Loan. As a result, Lori Toomey (a director of the Company) has pledged her personal trust as additional collateral as security for the Bank Loan and she is required to maintain $1 million of liquid assets in her trust. The outstanding amount owed under the Bank Loan as of March 31, 2026 was $1,505,951. Interest accrues on the Bank Loan at an annual rate of 6.735% and is currently being extended in 90-day increments pending discussions surrounding an extension of the Bank Loan. Previously, the Bank Loan had been extended on a year-to-year basis and the parties historically had extended the Bank Loan by entering into new loan agreements each year. However, the Bank Loan is now extended in 90-day increments, and there is no agreement to extend the Bank Loan each year. As a result, there is a risk that the Bank Loan will not be extended beyond the current maturity date and, if it is extended, that the terms of such Bank Loan may be on terms more disadvantageous as those currently in place (i.e., higher interest rates to reflect current market conditions).

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

Under the terms of both the CAS Credit Agreement and the 6 LLC Agreement, the Company must first draw down all funds available under the CAS Agreement before any amounts may be drawn under the 6 LLC Credit Agreement.

On December 16, 2024, the Company repaid all amounts due pursuant to the CAS Credit Agreement and the 6 LLC Credit Agreement.

9. Equity:

Preferred stock

The Company is authorized to issue up to 2,000,000 shares of Preferred Stock with designations, rights and preferences determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered, without shareholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of the Common Stock. The terms of the preferred stock have not been approved. As of March 31, 2026 and September 30, 2025, there was no Preferred Stock issued and outstanding.

Common stock

On August 4, 2025, the Company approved an equity compensation plan for directors and employees. Each director is subject to 100 shares common stock for each year of service. As of March 31, 2026, a total of 700 shares were earned by directors. Additionally, the Company set up a plan to award each employee 100 shares each for each year of service. However, these employee shares will not be payable unless and until 90 days after the trading of the Company’s common stock resumes, if ever, in the over-the-counter market or on a stock exchange, whichever should first occur.

On December 18, 2025, the Company issued 4,515 shares of common stock to a family member of a former officer. The issuance was due to a discrepancy related to the Company’s previous transfer agent, Manhattan Transfer Registrar. The shareholder was originally issued 2,557,379 pre-merger shares on June 29, 2007 by Manhattan Transfer.

Neither the shareholder nor the shares were ever reported on any more recent shareholder reports originating from Manhattan Transfer for at least the last 10 years. When inquiring about the issue with Manhattan Transfer, it was discovered to be out of business.

Prior to that, the Company had changed its Transfer agent to be Colonial Stock Transfer.

Colonial Stock Transfer confirmed that there were no actions found in the logs forwarded by Manhattan Transfer indicating that the shareholder had ever sold or transferred ownership of those shares.

10. Income Taxes:

The Company's expenses (benefit) for income taxes consist of:

	For the six months ended
	March 31, 2026	March 31, 2025
Current
Federal	$(53,497)	$130,720
State	(10,063)	24,588
Foreign	-	-
	(63,560)	155,308
Deferred
Federal	268	1,565
State	50	294
	318	1,859
Total (benefit) expense	$(63,242)	$157,167

	For the three months ended
	March 31, 2026	March 31, 2025
Current
Federal	$(7,538)	$94,469
State	(1,418)	17,769
Foreign	-	-
	(8,956)	112,238
Deferred
Federal	(17,785)	(17,582)
State	(3,345)	(3,307)
	(21,130)	(20,889)
Total (benefit) expense	$(30,086)	$91,349

The components of the net deferred tax asset at March 31, 2026 and September 30, 2025 consist of:

	March 31, 2026	September 30, 2025

Accounts receivable	$(12,247)	$-
Accounts payable	5,571	5,771
Accrued interest payable	73,778	64,214
Accrued compensation	9,441	28,323
Net operating loss	63,559	-
Total net deferred tax asset	$140,102	$98,308

The following is a reconciliation of the applicable federal income tax as computed at the federal statutory tax rate to the actual income taxes reflected in the unaudited consolidated statements of operations for the three and six months ended March 31, 2026 and 2025.

	Three and Six months ended March 31,
	2026	2025

Tax provision at U.S. federal income tax rate	21%	21%
State income tax provision net of federal	4%	4%

Valuation allowance	-	-

Provision for income taxes	25%	25%

The Company’s earliest tax year that remains subject to examination by all tax jurisdictions was September 30, 2018.

11. Commitments and Contingencies:

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, “Contingencies”. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of March 31, 2026 and September 30, 2025, the Company is not aware of any contingent liabilities that should be reflected in the unaudited consolidated financial statements.

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

13. Subsequent Events:

Management has evaluated subsequent events through May 13, 2026, the date the unaudited consolidated financial statements were available to be issued. Management is not aware of any significant events that occurred after the balance sheet date that would have a material effect on the unaudited consolidated financial statements thereby requiring adjustment or disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the operating results and financial condition of the Company for the fiscal quarters ended March 31, 2026 and 2025. The discussion and analysis set forth below is intended to assist you in understanding the financial condition and results of our operations and should be read in conjunction with our financial statements and the accompanying notes included elsewhere in this quarterly report. Our results of operations and financial condition, as reflected in the accompanying statements and related notes, are subject to management’s evaluation and interpretations of business conditions, changing market conditions and other factors. Historical results and trends which might appear should not be taken as indicative of future operations.

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

•

the Company’s ability to service its outstanding debt obligations, including loans with affiliates of the Company, and to continue to successfully negotiate economically beneficial extensions of its loans and guarantor obligations assumed from Renovo Resource Solutions, Inc. (“Renovo”) pursuant to the merger of Renovo with and into the Company with the Company as the surviving entity on April 19, 2024 (the “Merger”), including the loan between 6 LLC and Hancock Whitney Bank pursuant to which certain of the Company’s related party loans are subordinated (the “6 LLC Bank Loan”);

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

•	any statements regarding future economic conditions, growth rate, market opportunity or performance of the Company following the Merger;

•	economic, business, competitive, and/or regulatory factors affecting the business of the Company following the Merger; and

•	the ability of the Company to obtain and maintain all licenses necessary to operate its business.

If any of these risks or uncertainties materialize or any of these assumptions proves incorrect, the results of the Company could differ materially from the forward-looking statements. All written or oral forward-looking statements that are made or attributable to us are expressly qualified in their entirety by this cautionary notice. The forward-looking statements included herein are only made as of the date of this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2026 (this “Form 10-Q”). We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

The Company has received approvals to build a C&D Site on the Property, as well as a transfer station for material recovery of mobile homes and recreational vehicles, industrial solid non-hazardous waste, plastics and cardboard. The final site plan has been reviewed by the appropriate agencies and found to be sufficiently in compliance with the Manatee County Land Development Code and Comprehensive Plan. Although the Company has taken the steps to have the C&D Site classified for such use and has actively taken steps to evaluate the construction of a C&D plant on the Property, the Company has not yet determined to proceed with the commencement of C&D plant operations. The ultimate determination of whether to proceed with operating a C&D plant will depend on a number of factors, including, without limitation, existing market conditions and the likelihood of profitable operation of a C&D plant. Such a designation would add value to the Property, but the Company will not operate a C&D plant unless and until it determines, if ever, that it would be a viable and profitable business venture for the Company with appropriate rates of investment return. Accordingly, there can be no assurance that the Company will operate a C&D plant on the Property. The Manatee County approvals will expire after four years from the original approval date (March 28, 2027) and are subject to the expiration date (April 7, 2026) of the Company’s Certificate of Level of Service, which is required by Manatee County. The approvals may be extended in 12-month increments for up to 48 months from the original expiration date. The Company has obtained two extensions from Manatee County, which means we may obtain at most two more 12-month extensions. Prior to this expiration the Company may pursue building permits to build the C&D Site.

The Company does not engage in the business of fabricating or otherwise converting raw materials into products or prepared grades of materials having an existing or potential economic value.

Balance Sheet

At March 31, 2026 and September 30, 2025, the Company had total assets of $2,399,250 and $2,478,376 respectively, total liabilities of $2,237,841 and $2,128,544, respectively, and total stockholders’ equity of $161,409 and $349,832, respectively. The decrease of total assets of $79,126 from September 30, 2025 to March 31, 2026 was due primarily to a decrease in cash in the amount of $621,937 primarily as a result of capital expenditures, a decrease in inventory in the amount of $60,077, a decrease in repayments due from related party loans in the amount of $40,000, offset by an increase in accounts receivable in the amount of $49,088, an increase in deferred income tax asset in the amount of $41,794, an increase in property in equipment in the amount of $323,659 and an increase in the right of use asset in the amount of $228,347 due to the Company exercising an additional year option on its current lease. The increase of total liabilities of $109,297 from September 30, 2025 to March 31, 2026 was due primarily to an aggregate decrease of $157,384 of accounts payable, accrued compensation, taxes payable, offset by an increase in accrued interest payable in the amount of $38,334 and increase in lease liability in the amount of $228,347 due to the Company exercising an additional year option on its current lease. For more information, see “Liquidity and Capital Resources” below.

At March 31, 2026 and September 30, 2025, the Company had retained earnings of $159,239 and $349,468, respectively. The decrease in retained earnings was a result of our net loss for the six months ended March 31, 2026 in the amount of $190,229.

Results of Operations

Comparison of Three Months Ended March 31, 2026 and 2025

Revenues

For the three months ended March 31, 2026 and 2025, the Company had total revenues of $820,780 and $1,446,846, respectively, and gross profits of $301,142 and $802,495, respectively. The primary driver of the Company’s revenues are steel prices and the prices of other metal commodities. When metal prices are higher, revenues increase assuming that volume is stable. The Company is primarily affected by the price of steel, with the price of copper and the price of other metals also significantly contributing to the Company’s revenues and profits. The primary reason for the decrease in our revenues was due to a change in the Manatee County Trash Collection ordinance in October 2025 which negatively impacted sales in addition to the lack of storm events that typically produce storm debris in excess of normal operations as seen in late 2025. Manatee County has since reversed this policy in April 2026.

Cost of goods sold consists primary of costs associated with purchasing salvage and scrap metal and increases as prices for these commodities fluctuate. Cost of goods sold for the three months ended March 31, 2026 and 2025 were $519,638 and $644,351, respectively, resulting in a gross margin of 37% and 55%, respectively. The decrease in gross margins for the three months ended March 31, 2026 was primarily due to an increase in the purchase of ferrous metals, which have lower margins.

Operating Expenses.

The Company’s operating expenses increased from $360,108 for the three months ended March 31, 2025 to $400,939 for the three months ended March 31, 2026 due primarily to an increase of $35,853 in general and administrative expenses.

Other Expenses.

Other expenses increased from $18,000 for the three months ended March 31, 2025 to $20,780 for the three months ended March 31, 2026.

Net Income (Loss)

We had a net loss of $90,491 for the three months ended March 31, 2026, compared to net income of $333,038 for the three months ended March 31, 2025. The decrease of $423,529 was primarily the result of a decrease of sales in the amount of $626,066.

Comparison of Six Months Ended March 31, 2026 and 2025

Revenues

For the six months ended March 31, 2026 and 2025, the Company had total revenues of $1,507,280 and $2,983,478, respectively, and gross profits of $587,909 and $1,351,915, respectively. The primary driver of the Company’s revenues are steel prices and the prices of other metal commodities. The Company is primarily impacted by the price of steel, with the price of copper and the price of other metals also significantly contributing to the Company’s revenues and profits. The primary reason for the decrease in our revenues was due to a change in the Manatee County Trash Collection ordinance in January 2026 which negatively impacted sales in addition to the lack of storm events which typically produce storm debris in excess of normal operations as seen in late 2025.

Cost of goods sold consists primary of costs associated with purchasing salvage and scrap metal and increases as prices for these commodities fluctuate. Cost of goods sold for the six months ended March 31, 2026 and 2025 were $919,371 and $1,631,563, respectively, resulting in a gross margin of 39% and 45%, respectively. The decrease in gross margins for the six months ended March 31, 2026 was primarily due to an increase in the purchase of non-ferrous metals, which have lower margins. The Company operated in a normal non-storm period with an impact to purchases related directly to the Manatee County Ordinance outlined above. Adjustments were made and the Company was able to carry a rough gross margin of 39% for the six months ended March 31, 2026 while receiving less volume due to aggressive price negotiations and competitors who typically used overseas mills as a price advantage being forced to sell domestically due to US tariffs implemented under the current administration.

Operating Expenses.

The Company’s operating expenses increased from $722,207 for the six months ended March 31, 2025 to $803,047 for the six months ended March 31, 2026 due primarily to an increase of $54,719 in general and administrative expenses.

Other Income (Expenses).

Other income (expenses) went from $58,478 in other income for the six months ended March 31, 2025 to $38,333 in other expense for the six months ended March 31, 2026 primarily due to a gain on extinguishment of accounts payable in the amount of $95,150 in the prior period.

Net Income (Loss)

We had a net loss of $190,229 for the six months ended March 31, 2026, compared to net income of $531,019 for the six months ended March 31, 2025. The decrease of $721,248 was primarily the result of a decrease of sales in the amount of $1,476,198.

Liquidity and Capital Resources

At March 31, 2026 and September 2025, our current liabilities were $2,237,841 and $2,128,544, respectively. The increase of total liabilities of $109,297 from September 30, 2025 to March 31, 2026 was due primarily to an aggregate decrease of $157,384 of accounts payable, accrued compensation, taxes payable, offset by an increase in accrued interest payable in the amount of $38,334 and increase in lease liability in the amount of $228,347 due to the Company exercising an additional year option on its current lease.

The Company’s principal sources of funds are funds generated by its operations, as well as amounts received from affiliated loans. Such affiliated loans include both those entered into by the Company prior to the Merger and those entered into by Renovo prior to the Merger. In addition, the Company has paid operational expenses and debt on behalf of 6 LLC. As of March 31, 2026, the total paid on behalf of 6 LLC and payable to the Company is $969,580. These operational expense advances bear no interest, are uncollateralized and have no specific due date.

Management has evaluated the Company’s ability to continue as a going concern in accordance with ASC 205-40. In prior periods, substantial doubt existed regarding the Company’s ability to meet its obligations due to recurring losses and negative operating cash flows. However, for the year ended September 30, 2025, the Company generated net income of $461,187 and positive cash flows from operations of $744,979. These results reflect improved operating performance and strengthened liquidity. For the six months ended March 31, 2026, the Company had a net loss of $190,229, negative working capital of $1,592,039 and net cash used in operations in the amount of $299,980. The Company does not anticipate the current period loss to be indicative of long-term performance and current actions are being taken to overcome the current period’s shortfall. If it becomes necessary, the Company has the ability to defer certain obligations or site improvements temporarily, or renegotiate any number of loans and agreements to increase its cash position without incurring additional debt.

Based on this assessment, management has concluded that substantial doubt about the Company’s ability to continue as a going concern has been alleviated. Accordingly, the financial statements have been prepared on a going concern basis.

The Company regularly evaluates whether to undertake certain capital expenditures relating to certain improvements on the property where it conducts business to construct or install temporary or permanent improvements and to request or record easements relating to utilities and access, including, without limitation, driveways, fencing, gates, and utility connections. Such improvements also may include those necessary to provide special dedicated access to the Company property in favor of the County during storm conditions. These improvements shall be at the Company’s sole expense. During the six months ended March 31, 2026, the Company spent $361,957 on capital expenditures. The Company does not expect to undertake any capital expenditures during the next 12 months.

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

In connection with the closing on the Merger, the Company entered into a lease agreement with 6 LLC, a Florida limited liability company (“6 LLC”) on April 19, 2024. Under the terms of the Lease the Company is leasing the buildings and property (“Property”) on which the Company conducts its operations from 6 LLC for annual rent of $480,000 paid in twelve (12) monthly payments of $40,000, which is inclusive of electrical, water, sewer, and other utilities. The Lease has an initial term of two years, and may be extended for a period of up to five (5) additional years by the Company. As of March 31, 2026, the lease was automatically extended an additional year. In addition to the Lease, the Company also has entered into a Purchase Option Agreement with the equity owners of 6 LLC(“Purchase Option Agreement”) pursuant to which the Company has the exclusive option, subject to certain conditions, in its sole discretion, exercisable at any time within five (5) years after the closing of the Merger to acquire 6 LLC and, as a result thereof, the Property (the “Purchase Option”). The terms of the Lease include customary terms regarding alterations to the Property, maintenance by 6 LLC, insurance, and indemnification and generally reflect terms that would be typically negotiated in an at arm’s-length transaction with modifications to the termination provisions of the Lease to limit 6 LLC’s ability to terminate the Lease in light of the Purchase Option Agreement. Further, the Lease limits 6 LLC’s ability to assign the Lease, while preserving the right of the Company to assign the Lease under certain circumstances. The Company has not yet determined whether it will exercise the Purchase Option. For more information relating to the Purchase Option Agreement and the Purchase Option, see Financial Statement Note 11.

Cash Flow

The following table provides detailed information about our net cash flow for the six months ended March 31, 2026 and 2025:

	Six months ended March 31,
	2026	2025
Net cash provided by (used in) operating activities	$(299,980)	$528,669
Net cash used in investing activities	(321,957)	—
Net cash used in financing activities	-	(90,500)
Net change in cash and cash equivalents	(621,937)	438,169
Cash and cash equivalents at beginning of period	1,030,185	425,706
Cash and cash equivalent at end of period	$408,248	$863,875

Net cash used in operating activities for the six months ended March 31, 2026 was $299,980 compared to $528,669 provided by operating activities for the six months ended March 31, 2025. This difference related to the change in net income (loss) in the amount of $721,248 along with an aggregate increase of $498,901 in depreciation, common stock issued for services, gain on extinguishment of accounts payable, amortization of right-of-use asset, inventory and accrued interest payable, offset by an aggregate decrease of $606,302 in accounts receivable, deferred tax asset, accounts payable, accrued compensation, taxes payable, and operating lease liability.

During the six months ended March 31, 2026 and 2025, the Company had $321,957 and $0 used in investing activities, respectively. The cash of $321,957 used in investing activities consisted of $40,000 received from repayments of related party loans and $361,957 in the purchase of property and equipment.

During the six months ended March 31, 2026, our financing activities were $0 compared to $90,500 for the six months ended March 31, 2025. During the six months ended March 31, 2025, our financing activities used cash of $90,500 of which $90,000 was to repay convertible notes payable to related parties, $200,000 was to repay the related party line of credit, $500 was to repay related party loans, which was offset by $200,000 received from related party line of credit.

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

The Company Affiliate Debt that was assumed by the Company from Renovo in connection with the Merger, including the Company Security (as defined below), is subordinated to the 6 LLC Bank Loan and secured by all of the assets of the Company and is secured by all of the assets of 6 LLC (the “6 LLC Security”). In addition, 6 LLC’s primary source of funds included loans made to 6 LLC by the Toomey Debtholders and their affiliated entities (such loans collectively comprise the “6 LLC Affiliate Debt”). The 6 LLC Affiliate Debt, including the 6 LLC Security, is subordinated to the 6 LLC Bank Loan. The 6 LLC Affiliate Debt is secured by all of the assets of 6 LLC, and certain of the 6 LLC Affiliate Debt is secured by the assets of the Company (the “Company Security”).

During the six months ended March 31, 2026, there were no repayments of principal or accrued interest related to its affiliated convertible debt

As of March 31, 2026, the aggregate principal amount of the Company Affiliated Debt was approximately $1,327,121 and the accrued interest thereon was approximately $295,705.

Set forth below is the outstanding Company Affiliate Debt as of March 31, 2026:

Affiliate Lender	Date of Original Loan	Principal Amount Borrowed	Annual Interest Rate	Accrued Interest	Maturity Date

Passing Through, LLC (Toomey family trust/estate)	July 1, 2016	$600,000	5.00%	$272,028	December 31, 2026
Conch and Shell Holdings, Inc.(extended Toomey family)	November 20, 2018	$250,000	8.00%	$9,904	December 31, 2026
James, Lori and Kristen Toomey	November 20, 2018	$365,000	5.00%	$9,191	December 31, 2026
Kristen Toomey	November 20, 2018	$35,000	5.00%	$873	December 31, 2026
James Toomey(1)	February 1, 2021	$130,000	2.00%	$2,679	December 31, 2026
James Toomey(1)	March 7, 2022	$50,000	2.00%	$1,030	December 31, 2026

________________

(1)	These notes were entered into by the Company prior to the Merger (and not assumed from Renovo in connection with the Merger) and therefore are not subordinated to the 6 LLC Bank Loan.

Set forth below is the outstanding 6 LLC Affiliate Debt subject to the Company Security as of March 31, 2026.

Affiliate Lender	Principal Amount Outstanding
James K. Toomey	$100,000
Lori Toomey	$300,000
Lori Toomey	$500,000
James and Lori Toomey	$50,000
Passing Through, LLC	$189,545
Passing Through, LLC	$100,000
Passing Through, LLC	$100,000
Conch and Shell Holdings, Inc.	$100,000
Conch and Shell Holdings, Inc.	$248,725
Lori Toomey, Conch and Shell Holdings, Inc., and AMI Holdings, Inc.	$225,000

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

Hancock Whitney Bank Loan

The outstanding amount owed under the 6 LLC Bank Loan as of March 31, 2026 was approximately $1,505,951. Interest accrues on the 6 LLC Bank Loan at an annual rate of 6.735% and the loan is set to mature on May 18, 2026. Previously, the Bank Loan had been on a year-to-year basis and the parties historically had extended the 6 LLC Bank Loan by entering into new loan agreements each year. However, the 6 LLC Bank Loan is now extended in 90-day increments, and there is no agreement to extend the 6 LLC Bank Loan as needed. As a result, there is a risk that the 6 LLC Bank Loan will not be extended beyond the current maturity date and, if it is extended, that the terms of such 6 LLC Bank Loan may be on terms more disadvantageous as those currently in place (i.e., higher interest rates to reflect current market conditions).

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

Our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of the end of such period, our disclosure controls and procedures were not effective as of March 31, 2026 due to material weaknesses in our internal control over financial reporting in providing reasonable assurance in timely alerting management to material information relating to the Company and that information required to be disclosed in our reports is recorded, processed, summarized, and reported as required to be included in our periodic filings with the Commission.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

(a)	None.

(b)	None.

(c)	None.

ITEM 6. EXHIBITS

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(a)), with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026. *

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(a)), with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026. *

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

KINGFISH HOLDING CORPORATION

Date: May 13, 2026	By:	/s/ Ted Sparling
Ted Sparling
Chief Executive Officer
(Principal Executive Officer)

