Form 10-Q
period 2026-06-30
Kingfish Holding Corp
filed 2026-08-14
CIK 1374881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________________

FORM 10-Q

___________________________________________

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026

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

(941) 555-1212

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

Large Accelerated Filer:	☐	Accelerated Filer:	☐
Non-Accelerated Filer	☒	Smaller Reporting Company:	☒
		Emerging Growth Company:	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

As of August 10, 2026, the number of issued and outstanding common shares of the registrant was 843,177.

KINGFISH HOLDING CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KINGFISH HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
	June 30, 2026	September 30, 2025
	Unaudited
ASSETS

Current assets
Cash and cash equivalents	$383,300	$1,030,185
Accounts receivable, net	5,393	—
Deferred income tax asset	155,436	98,308
Inventory, net	105,605	108,441
Prepaid expenses	44,724	—
Total current assets	694,458	1,236,934

Due from related party	929,580	1,009,580
Right of use asset, net	312,680	197,369
Property and equipment, net	331,070	33,533
Other assets	960	960
Total assets	$2,268,748	$2,478,376

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$22,332	$23,132
Accrued compensation	56,760	113,520
Accrued interest payable	316,716	257,371
Related party loans, current	1,327,171	1,327,171
Taxes payable	118,763	209,981
Lease liability - current	312,680	197,369
Total liabilities	2,154,422	2,128,544

Commitments and contingencies (Note 11)

Stockholders' equity:
Preferred stock, par $0.0001, 2,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, par $0.0001, 20,000,000 shares authorized, 843,177 and 837,962 shares issued and outstanding as of June 30, 2026 and September 30, 2025, respectively	85	84
Shares to be issued	—	280
Paid-in capital	2,085	—
Retained earnings	112,156	349,468
Total stockholders' equity	114,326	349,832
Total liabilities and stockholders' equity	$2,268,748	$2,478,376

The accompanying notes are an integral part of the unaudited consolidated financial statements

KINGFISH HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	For the three months ended		For the nine months ended
	June 30,		June 30,
	2026	2025	2026	2025

Revenues:
Sales	$757,456	$1,034,226	$2,264,736	$4,017,704
Cost of goods sold	415,273	575,769	1,334,644	2,207,332

Gross profit	342,183	458,457	930,092	1,810,372

Expenses:
Operating expenses:
Professional fees	71,460	50,309	268,257	257,423
Rent expense	120,000	120,000	360,000	360,000
General and administrative	80,757	91,051	207,021	162,596
Director compensation	18,920	—	56,760	—
Payroll expense	92,767	94,372	294,913	297,920
Total operating expenses	383,904	355,732	1,186,951	1,077,939

Income (loss) from operations	(41,721)	102,725	(256,859)	732,433

Other income (expense):
Interest expense	(21,012)	(17,684)	(59,345)	(54,356)
Gain on extinguishment of accounts payable	—	—	—	95,150
Total other income (expense)	(21,012)	(17,684)	(59,345)	40,794

Net income (loss) before income taxes	(62,733)	85,041	(316,204)	773,227

Provision for income taxes	(15,650)	36,217	(78,892)	193,384

Net income (loss)	$(47,083)	48,824	$(237,312)	$579,843

Basic and diluted earnings per share on net income (loss)
Basic	$(0.06)	$0.06	$(0.28)	$0.69
Diluted	$(0.06)	$0.06	$(0.28)	$0.69

Weighted average shares outstanding
Basic	843,177	837,962	841,703	837,972
Diluted	843,177	838,152	841,703	838,152

The accompanying notes are an integral part of the consolidated unaudited financial statements

KINGFISH HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2026 AND 2025
UNAUDITED

	Common Stock		Shares to be Issued
		Par			Paid In	Retained
	Shares	$0.0001	Shares	Amount	Capital	Earnings	Total
Balance - September 30, 2025	837,962	$84	700	$280	$—	$349,468	$349,832

Common stock issued for services	5,215	1	(700)	(280)	2,085	—	1,806

Net loss	—	—	—	—	—	(99,738)	(99,738)

Balance - December 31, 2025	843,177	85	—	—	2,085	249,730	251,900

Net loss	—	—	—	—	—	(90,491)	(90,491)

Balance – March 31, 2026	843,177	85	—	—	2,085	159,239	161,409

Net loss	—	—	—	—	—	(47,083)	(47,083)

Balance - June 30, 2026	843,177	$85	—	$—	$2,085	$112,156	$114,326

	Common Stock		Shares to be Issued
		Par			Paid In	Retained
	Shares	$0.0001	Shares	Amount	Capital	Earnings	Total
Balance - September 30, 2024	837,962	$84	—	$—	$—	$(111,719)	$(111,635)

Net income	—	—	—	—	—	197,981	197,981

Balance - December 31, 2024	837,962	84	—	—	—	86,262	86,346

Net income	—	—	—	—	—	333,038	333,038

Balance – March 31, 2025	837,962	84	—	—	—	419,300	419,384

Net income	—	—	—	—	—	48,824	48,824

Balance - June 30, 2025	837,962	$84	—	$—	$—	$468,124	$468,208

The accompanying notes are an integral part of the unaudited consolidated financial statements

KINGFISH HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	For the nine months ended
	June 30,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss (income)	$(237,312)	$579,843
Adjustment to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation expense	64,419	6,015
Common stock issued for services	1,806	—
Gain on extinguishment of accounts payable	—	(95,150)
Amortization of right of use asset	347,586	—
Changes in operating assets and liabilities:
Accounts receivable	(5,393)	(80,438)
Inventory	2,836	87,655
Prepaid expenses	(44,724)	—
Deferred tax asset	(57,128)	78,826
Accounts payable	(800)	1,511
Accrued compensation	(56,760)	—
Accrued interest payable	59,345	(32,805)
Taxes payable	(91,218)	102,125
Operating lease liability	(347,586)	—
Net cash (used in) provided by operating activities	(364,929)	647,582

CASH FLOWS FROM INVESTING ACTIVITIES
Repayments from related party loans	80,000	—
Purchase of property and equipment	(361,956)	—
Net cash (used in) provided by investing activities	(281,956)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of convertible notes payable to related party	—	(90,000)
Related party loans, net	—	(500)
Net cash provided by (used in) financing activities	—	(90,500)

Net (Decrease) Increase in Cash	(646,885)	557,082

Cash - Beginning of the Period	1,030,185	425,706

Cash - End of the Period	$383,300	$982,788

Supplemental Disclosures of Cash Flows
Cash paid for Interest	$—	$86,003
Cash paid for income taxes	$—	$—

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Right of use asset	$462,897	$—

The accompanying notes are an integral part of the unaudited consolidated financial statements

KINGFISH HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

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

2. Summary of Significant Accounting Policies:

Basis of presentation and consolidation:

The accompanying unaudited consolidated financial statements, which include the presentation and accounts of the Company and Renovo have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the three and nine months ended June 30, 2026 and 2025. The unaudited consolidated financial statements have been prepared using the accrual basis of accounting in accordance with GAAP and presented in US dollars. They should be read in conjunction with the annual consolidated financial statements reported in the latest Form 10-K filed for the year ended September 30, 2025. The results of operations of any interim period are not necessarily indicative of the results for the full year. The fiscal year end is September 30.

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

Cash:

Cash is maintained at a financial institution and, at times, the balance may exceed federally insured limits. The Company has never experienced any losses related to the balance. Currently, the FDIC provides insurance coverage up to $250,000 per depositor at each financial institution. The amount in excess of FDIC limits at June 30, 2026 and September 30, 2025 was $0 and $566,519, respectively.

For purposes of the unaudited consolidated statements of cash flows, the Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash.

Inventories:

Inventories are stated at the lower of cost or net realizable value. Cost, which includes raw materials is determined on a first-in, first-out basis. On a monthly basis, the Company analyzes its inventory levels and reserve for inventory that is expected to expire prior to being sold, inventory that has a cost basis in excess of its expected net realizable value, inventory in excess of expected net realizable value, inventory in excess of expected sales requirements, or inventory that fails to meet commercial sale specifications. Expired inventory is disposed of and the related costs are written off to inventory obsolescence. As of June 30, 2026 and September 30, 2025, the balance of inventory was $105,605 and $108,441, respectively. As of June 30, 2026 and September 30, 2025, there was no inventory reserve.

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

Further, the Company considers macroeconomic factors and the status of the technology industry to estimate if there are current expected credit losses within its trade receivables based on the trends and its expectation of the future status of such economic and industry-specific factors. Also, specific allowance amounts are established based on review of outstanding invoices to record the appropriate provision for customers that have a higher probability of default. As of June 30, 2026 and September 30, 2025, there was no allowance.

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

At June 30, 2026, there were no potentially dilutive securities. However, as of June 30, 2025, convertible notes payable to related party of $90,000 could potentially convert into 180 shares of Common Stock. For the three and nine months ended June 30, 2026, the Company had a net loss. As a result, these shares have been excluded from the diluted net loss per share calculations for the three and nine months ended June 30, 2026 because the effect of including them would be anti-dilutive.

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

Going Concern:

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis. For the nine months ended June 30, 2026, the Company had a net loss of $237,312, negative working capital of $1,459,964 and net cash used in operations in the amount of $364,929. Additionally, the related party loans come due on December 31, 2026 and have not yet been extended. The working capital deficiency is insufficient in management’s view to sustain current levels of operations for a reasonable period without additional financing. These trends and conditions continue to raise substantial doubt surrounding the Company’s ability to continue as a going concern for a reasonable period. Ultimately, the Company’s ability to continue as a going concern is dependent upon management’s ability to continue to curtail current operating expense and obtain additional financing to augment working capital requirements and support acquisition plans. There can be no assurance that management will be successful in achieving these objectives or obtain financing under terms and conditions that are suitable. The accompanying consolidated financial statements do not include any adjustments associated with these uncertainties.

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

Operating lease right-of-use asset and liability are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value is the incremental borrowing rate, estimated to be 8%, as the interest rate implicit in most of the Company’s leases is not readily determinable. Operating lease expense is recognized on a straight-line basis over the lease term. Since the common area maintenance expenses are expenses that do not depend on an index or rate, they are excluded from the measurement of the lease liability and recognized in general and administrative expenses on the unaudited consolidated statements of operations. During the nine months ended June 30, 2026 and 2025, the Company recorded $360,000 in rent expense, related to this lease. During the three months ended June 30, 2026 and 2025, the Company recorded $120,000 in rent expense, related to this lease.

Right-of-use asset is summarized below:

	June 30, 2026	September 30, 2025
Office lease	$1,353,215	$890,318
Less: accumulated amortization	(1,040,535)	(692,949)
Right-of-use asset, net	$312,680	$197,369

Operating lease liability is summarized below:

	June 30, 2026	September 30, 2025
Office lease	$312,680	$197,369
Less: current portion	(312,680)	(197,369)
Long term portion	$—	$—

Maturity of the lease liability is as follows:

Total
Year ending September 30, 2026	$120,000
Year ending September 30, 2027	200,000
Less: imputed interest	(7,320)
Present value of payments	$312,680

4. Receivables and Loans from Related Parties:

The Company has paid operational expenses and debt on behalf of 6 LLC, a related party who holds the real estate on which the business operates. As of June 30, 2026 and September 30, 2025, the total paid on behalf of 6 LLC and payable to the Company is $929,580 and $1,009,580, respectively. These advances bear no interest, are uncollateralized and have no specific due date. During the three and nine months ended June 30, 2026, 6 LLC repaid $40,000 and $80,000, respectively against the payable.

The above transactions and amounts are not necessarily what third parties would have agreed to.

5. Property and Equipment:

Property and equipment consisted of the following at June 30, 2026 and September 30, 2025:

	June 30, 2026	September 30, 2025
Leasehold improvements	$22,826	$7,826
Software	19,744	19,744
Furniture and equipment	1,022,570	675,614
	1,065,140	703,184
Less: Accumulated depreciation	(734,070)	(669,651)
Total	$331,070	$33,533

During the nine months ended June 30, 2026 and 2025, the Company recorded $64,419 and $6,015 of depreciation expense, respectively. During the three months ended June 30, 2026 and 2025, the Company recorded $26,122 and $2,040 of depreciation expense, respectively. Depreciation expense is recorded in general and administrative expenses in the unaudited consolidated statements of operations.

6. Accounts Payable

During the nine months ended June 30, 2025, the Company wrote off accounts payable balances from three vendors aggregating $95,150 due to the balances being past the statute of limitations for collectability. The amount was recorded as a gain on extinguishment of accounts payable in the unaudited consolidated statement of operations.

7. Related Party Loans:

Related party loans (the “Related Party Loans”) consisted of the following at June 30, 2026 and September 30, 2025:

	June 30, 2026	September 30, 2025
Passing Through, LLC	$531,249	$531,249
Conch and Shell Holdings, Inc.	247,775	247,775
J. Toomey and L. Toomey	333,147	333,147
K. Toomey	35,000	35,000
J. Toomey	180,000	180,000
Total	$1,327,171	$1,327,171
Total current	1,327,171	1,327,171
Total long term	$-	$-

The Company entered into a note with Passing Through, LLC, for $600,000 effective July 1, 2016. The note bears interest, commencing on the date of the loan, at an initial rate of 5% per annum. The maturity date of the note will accelerate and be due and payable immediately upon any change of control, merger, or other business combination (as defined in the note). If the maturity date is extended for any reason whatsoever (including in connection with an acceleration event), the note will bear interest at a rate of 5% per annum, commencing on the date of any such extension. On October 28, 2022, the note was modified and the maturity date was extended to December 31, 2023. On December 31, 2023, the note was extended to September 30, 2025. On June 30, 2025, the note was extended to December 31, 2025. On December 24, 2025, the note was extended to December 31, 2026 and the interest rate was increased to 6%. During the nine months ended June 30, 2026 and 2025, the Company recorded $22,604 and $21,737 in interest expense, respectively. During the three months ended June 30, 2026 and 2025, the Company recorded $7,947 and $7,246 in interest expense, respectively. During the year ended September 30, 2025, the Company repaid $25,000 in accrued interest. As of June 30, 2026 and September 30, 2025, the balance of accrued interest was $279,975 and $257,371, respectively.

The Company entered into a note with Conch and Shell Holdings, Inc, for $250,000 effective November 20, 2018. The note bears interest, commencing on the date of the loan, at an initial rate of 8% per annum. The maturity date of the note will accelerate and be due and payable immediately upon any change of control, merger, or other business combination (as defined in the note). If the maturity date is extended for any reason whatsoever (including in connection with an acceleration event), the note will bear interest at a rate of 8% per annum, commencing on the date of any such extension. On October 28, 2022, the note was modified and the maturity date was extended to December 31, 2023. Interest as of December 31, 2023 in the amount of $121,666 was paid during December 2023. On December 31, 2023, the note was extended to September 30, 2025. On June 30, 2025, the note was extended to December 31, 2025. On December 24, 2025, the note was extended to December 31, 2026. During the nine months ended June 30, 2026 and 2025, the Company recorded $14,856 and $14,856 in interest expense, respectively. During the three months ended June 30, 2026 and 2025, the Company recorded $4,952 and $4,952 in interest expense, respectively. During the year ended September 30, 2025, the Company repaid $34,765 in accrued interest. As of June 30, 2026 and September 30, 2025, the balance of accrued interest was $14,856 and $0, respectively.

The Company entered into a note with James K. and Lori M. Toomey, directors, for $338,000 effective November 20, 2018. The note bears interest, commencing on the date of the loan, at an initial rate of 5% per annum. The maturity date of the note will accelerate and be due and payable immediately upon any change of control, merger, or other business combination (as defined in the note). If the maturity date is extended for any reason whatsoever (including in connection with an acceleration event), the note will bear interest at a rate of 5% per annum, commencing on the date of any such extension. On October 28, 2022, the note was modified and the maturity date was extended to December 31, 2023. Interest as of December 31, 2023 in the amount of $93,545 was paid during December 2023. On December 31, 2023, the note was extended to September 30, 2025. On June 30, 2025, the note was extended to December 31, 2025. On December 24, 2025, the note was extended to December 31, 2026 and the interest rate was increased to 6%. During the nine months ended June 30, 2026 and 2025, the Company recorded $14,175 and $12,459 in interest expense, respectively. During the three months ended June 30, 2026 and 2025, the Company recorded $4,984 and $4,153 in interest expense, respectively. During the year ended September 30, 2025, the Company repaid $29,282 in accrued interest. As of June 30, 2026 and September 30, 2025, the balance of accrued interest was $14,174 and $0, respectively.

The Company entered into a note with K. Toomey, director, for $35,000 effective November 20, 2018. The note bears interest, commencing on the date of the loan, at an initial rate of 5% per annum. The maturity date of the note will accelerate and be due and payable immediately upon any change of control, merger, or other business combination (as defined in the note). If the maturity date is extended for any reason whatsoever (including in connection with an acceleration event), the note will bear interest at a rate of 5% per annum, commencing on the date of any such extension. On October 28, 2022, the note was modified and the maturity date was extended to December 31, 2023. Interest as of December 31, 2023 in the amount of $10,500 was paid during December 2023. On December 31, 2023, the note was extended to September 30, 2025. On June 30, 2025, the note was extended to December 31, 2025. On February 13, 2026, the note was extended to December 31, 2026. During the nine months ended June 30, 2026 and 2025, the Company recorded $1,309 and $1,309 in interest expense, respectively. During the three months ended June 30, 2026 and 2025, the Company recorded $436 and $436 in interest expense, respectively. During the year ended September 30, 2025, the Company repaid $3,066 in accrued interest. As of June 30, 2026 and September 30, 2025, the balance of accrued interest was $1,309 and $0, respectively.

The Company entered into a note to convert prior advances in a note payable with Mr. Toomey, a director, for $130,000 effective February 1, 2021 (the “2021 Promissory Note”). The 2021 Promissory Note bears interest, commencing on the date of the loan, at an initial rate of 2% per annum and the note matures on September 30, 2024. The maturity date of the note will accelerate and be due and payable immediately upon any change of control, merger, or other business combination (as defined in the note). If the maturity date is extended for any reason whatsoever (including in connection with an acceleration event), the note will bear interest at a rate of 5% per annum, commencing on the date of any such extension. On December 31, 2024, Mr. Toomey and the Company entered into an amendment to the 2021 Promissory Note to extend the maturity date of the 2021 Promissory Note to December 31, 2025. On December 24, 2025, the note was extended to December 31, 2026 and the interest rate was increased to 6%. During the nine months ended June 30, 2026 and 2025, the Company recorded $4,623 and $1,945 in interest expense, respectively. During the three months ended June 30, 2026 and 2025, the Company recorded $1,945 and $648 in interest expense, respectively. During the year ended September 30, 2025, the Company repaid $12,124 in accrued interest. As of June 30, 2026 and September 30, 2025, the balance of accrued interest was $4,623 and $0, respectively.

The Company entered into a note with Mr. Toomey, a director, for $50,000 effective March 7, 2022 (the “2022 Promissory Note”). The note bears interest, commencing on the date of the loan, at an initial rate of 2% per annum and the note matures on December 31, 2026. The maturity date of the note will accelerate and be due and payable immediately upon any change of control, merger, or other business combination (as defined in the note). If the maturity date is extended for any reason whatsoever (including in connection with an acceleration event), the note will bear interest at a rate of 5% per annum, commencing on the date of any such extension. On December 31, 2024, Mr. Toomey and the Company entered into an amendment to the 2022 Promissory Note to extend the maturity date of the 2022 Promissory Note to December 31, 2025. On December 24, 2025, the note was extended to December 31, 2026 and the interest rate was increased to 6%. During the nine months ended June 30, 2026 and 2025, the Company recorded $1,778 and $748 in interest expense, respectively. During the three months ended June 30, 2026 and 2025, the Company recorded $748 and $249 in interest expense, respectively. During the year ended September 30, 2025, the Company repaid $3,570 in accrued interest. As of June 30, 2026 and September 30, 2025, the balance of accrued interest was $1,779 and $0, respectively.

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

Both the 6 LLC Affiliate Debt, and the Company Security thereof, and the Company Affiliate Debt, and the 6 LLC Security thereof are subordinated to the Bank Loan which has a senior secured security interest in all of the assets of the Company and 6 LLC. Although the Bank Loan is by and between Hancock Whitney Bank and 6 LLC, all of the assets of the Company and all of the assets of 6 LLC, including the property on which the Company conducts business, are used to secure the Bank Loan. As a result, Lori Toomey (a director of the Company) has pledged her personal trust as additional collateral as security for the Bank Loan and she is required to maintain $1 million of liquid assets in her trust. The outstanding amount owed under the Bank Loan as of June 30, 2026 was $1,461,851. Interest accrues on the Bank Loan at an annual rate of 6.735% and is currently being extended in 90-day increments pending discussions surrounding an extension of the Bank Loan. Previously, the Bank Loan had been extended on a year-to-year basis and the parties historically had extended the Bank Loan by entering into new loan agreements each year. However, the Bank Loan is now extended in 90-day increments, and there is no agreement to extend the Bank Loan each year. As a result, there is a risk that the Bank Loan will not be extended beyond the current maturity date and, if it is extended, that the terms of such Bank Loan may be on terms more disadvantageous as those currently in place (i.e., higher interest rates to reflect current market conditions).

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

On December 16, 2024, the Company repaid all amounts due pursuant to the CAS Credit Agreement and the 6 LLC Credit Agreement.

9. Equity:

Preferred stock

The Company is authorized to issue up to 2,000,000 shares of Preferred Stock with designations, rights and preferences determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered, without shareholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of the Common Stock. The terms of the preferred stock have not been approved. As of June 30, 2026 and September 30, 2025, there was no Preferred Stock issued and outstanding.

Common stock

On August 4, 2025, the Company approved an equity compensation plan for directors and employees. Each director is subject to 100 shares common stock for each year of service. As of June 30, 2026, a total of 700 shares were earned by directors. Additionally, the Company set up a plan to award each employee 100 shares each for each year of service. However, these employee shares will not be payable unless and until 90 days after the trading of the Company’s common stock resumes, if ever, in the over-the-counter market or on a stock exchange, whichever should first occur.

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

10. Income Taxes:

The Company's expenses (benefit) for income taxes consist of:

	For the nine months ended
	June 30, 2026	June 30, 2025
Current
Federal	$(48,841)	$140,200
State	(9,187)	26,370
Foreign	—	—
	(58,028)	166,570
Deferred
Federal	(17,561)	22,569
State	(3,303)	4,245
	(20,864)	26,814
Total (benefit) expense	$(78,892)	$193,384

	For the three months ended
	June 30, 2026	June 30, 2025
Current
Federal	$4,656	$9,479
State	876	1,783
Foreign	—	—
	5,532	11,262
Deferred
Federal	(17,829)	21,004
State	(3,353)	3,951
	(21,182)	24,955
Total (benefit) expense	$(15,650)	$36,217

The components of the net deferred tax asset at June 30, 2026 and September 30, 2025 consist of:

	June 30, 2026	September 30, 2025

Accounts receivable	$(1,346)	$—
Accounts payable	5,571	5,771
Accrued interest payable	79,021	64,214
Accrued compensation	14,162	28,323
Net operating loss	58,028	—
Total net deferred tax asset	$155,436	$98,308

The following is a reconciliation of the applicable federal income tax as computed at the federal statutory tax rate to the actual income taxes reflected in the unaudited consolidated statements of operations for the three and nine months ended June 30, 2026 and 2025.

	Three and Nine months ended June 30,
	2026	2025

Tax provision at U.S. federal income tax rate	21%	21%
State income tax provision net of federal	4%	4%

Valuation allowance	-	-

Provision for income taxes	25%	25%

The Company’s earliest tax year that remains subject to examination by all tax jurisdictions was September 30, 2018.

11. Commitments and Contingencies:

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, “Contingencies”. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of June 30, 2026 and September 30, 2025, the Company is not aware of any contingent liabilities that should be reflected in the unaudited consolidated financial statements.

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

Related Party Loans

On June 30, 2026, the Toomey Directors informed the Board that they will no longer extend or renew the loan they made to Renovo with their daughter, Kristen Toomey, which the company assumed in connection with the Merger (the “Toomey Loan”)The Toomey Loan, which principal amount is $365,000, is subordinated to the Bank Loan. If the Company is unable to pay the outstanding balance of the Toomey Loan from the cash generated from operations, the Company may be required to seek additional sources of funds, including, without limitation, from the sale of its assets, equity investments, or replacement debt in order to raise sufficient capital to pay the Toomey Loan upon maturity. There is no assurance that such additional sources of funds will be available to the Company for repayment of the Toomey Loan upon maturity or, if available, that they will be on terms favorable or otherwise acceptable to the Company.

If (i) the Company is unable to make the lease payments to 6 LLC in the amount necessary to satisfy 6 LLC’s repayment obligations under the Bank Loan, or (ii) the Bank Loan is not extended or is otherwise terminated prematurely and 6 LLC is unable to pay the outstanding balance of the Bank Loan, then the Company may be required to fulfil its obligations as a guarantor of the Bank Loan and repay the remaining outstanding balance of the Bank Loan. In turn, if the Company is unable to generate or otherwise secure the funds necessary to pay the amounts owed under the Toomey Loan (including payments due upon maturity thereof) or repay the remaining outstanding balance of the Bank Loan, then the Company may be required to seek additional sources of funds, including, without limitation, from the sale of its assets, equity investments, or replacement debt. There is no assurance that the Company will be able to secure such funds, and if it does secure such funds, the terms thereof may be disadvantageous and have a significant negative impact on the Company’s financial position.

The Toomey Directors have not expressed a desire or intent to modify or cease to extend or renew any other Related Party Loans, nor have they indicated that they will extend any such loans.

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

13. Subsequent Events:

Departure of Officers/Appointment of Officers

On July 14, 2026, Randall A. Moritz resigned from his role as the Chief Operating Officer due to medical reasons effective on that same date.

Also on July 14, 2026, the Board appointed Lisa Matthews as the Company’s new Chief Operating Officer effective on that same date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the operating results and financial condition of the Company for the fiscal quarters ended June 30, 2026 and 2025. The discussion and analysis set forth below is intended to assist you in understanding the financial condition and results of our operations and should be read in conjunction with our financial statements and the accompanying notes included elsewhere in this quarterly report. Our results of operations and financial condition, as reflected in the accompanying statements and related notes, are subject to management’s evaluation and interpretations of business conditions, changing market conditions and other factors. Historical results and trends which might appear should not be taken as indicative of future operations.

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

•	the Company’s ability to pay the outstanding balance of the Toomey Loan (as defined below), which the Company has been informed will no longer be extended or renewed;

•	general economic, political and market conditions;

•	interest rate and inflation risk;

22

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

If any of these risks or uncertainties materialize or any of these assumptions prove incorrect, the results of the Company could differ materially from the forward-looking statements. All written or oral forward-looking statements that are made or attributable to us are expressly qualified in their entirety by this cautionary notice. The forward-looking statements included herein are only made as of the date of this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2026 (this “Form 10-Q”). We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

Explanatory Note

On April 19, 2024, the Company consummated the Merger with Renovo, with the Company as the legal surviving entity and Renovo as the accounting surviving entity. For purposes of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the historic results of the Company are those of Renovo as the accounting survivor of the Merger.

Operations

Operations consist solely of acquiring salvage and reselling scrap metals processed and unprocessed ferrous and nonferrous metals from a variety of sources, including manufacturing and industrial plants, metal fabrication plants, electric utilities, machine shops, factories, refineries, demolition businesses, wrecking companies, contractors, and retail individuals. Ferrous metals contain significant quantities of iron or steel. Non-ferrous metals, which do not contain significant quantities of iron or steel, include copper, brass, aluminum, bronze, lead, zinc, nickel, and alloys thereof, but do not include precious metals (such as gold, silver, and platinum).

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

The Company has received approvals to build a C&D Site on the Property, as well as a transfer station for material recovery of mobile homes and recreational vehicles, industrial solid non-hazardous waste, plastics and cardboard. The final site plan has been reviewed by the appropriate agencies and found to be sufficiently in compliance with the Manatee County Land Development Code and Comprehensive Plan. Although the Company has taken the steps to have the C&D Site classified for such use and has actively taken steps to evaluate the construction of a C&D plant on the Property, the Company has not yet determined to proceed with the commencement of C&D plant operations. The ultimate determination of whether to proceed with operating a C&D plant will depend on a number of factors, including, without limitation, existing market conditions and the likelihood of profitable operation of a C&D plant. Such a designation would add value to the Property, but the Company will not operate a C&D plant unless and until it determines, if ever, that it would be a viable and profitable business venture for the Company with appropriate rates of investment return. Accordingly, there can be no assurance that the Company will operate a C&D plant on the Property. The Manatee County approvals will expire after four years from the original approval date (March 28, 2027) and are subject to the expiration date (April 7, 2027) of the Company’s Certificate of Level of Service, which is required by Manatee County. The approvals may be extended in 12-month increments for up to 48 months from the original expiration date. The Company has obtained two extensions from Manatee County, which means we may obtain at most two more 12-month extensions. Prior to this expiration the Company may pursue building permits to build the C&D Site.

The Company does not engage in the business of fabricating or otherwise converting raw materials into products or prepared grades of materials having an existing or potential economic value.

Balance Sheet

At June 30, 2026 and September 30, 2025, the Company had total assets of $2,268,748 and $2,478,376 respectively, total liabilities of $2,154,422 and $2,128,544, respectively, and total stockholders’ equity of $114,326 and $349,832, respectively. The decrease of total assets of $209,628 from September 30, 2025 to June 30, 2026 was due primarily to a decrease in cash in the amount of $(646,885) primarily as a result of capital expenditures, a decrease in inventory in the amount of $2,836, a decrease in repayments due from related party loans in the amount of $80,000, offset by an increase in accounts receivable in the amount of $5,393, an increase in deferred income tax asset in the amount of $57,128, an increase in property in equipment in the amount of $297,537 and an increase in the right of use asset in the amount of $115,311 due to the Company exercising an additional year option on its current lease. The increase of total liabilities of $25,878 from September 30, 2025 to June 30, 2026 was due primarily to an aggregate decrease of $148,778 of accounts payable, accrued compensation, taxes payable, offset by an increase in accrued interest payable in the amount of $59,345 and increase in lease liability in the amount of $115,311 due to the Company exercising an additional year option on its current lease. For more information, see “Liquidity and Capital Resources” below.

At June 30, 2026 and September 30, 2025, the Company had retained earnings of $112,156 and $349,468, respectively. The decrease in retained earnings was a result of our net loss for the nine months ended June 30, 2026 in the amount of $237,312.

Results of Operations

Comparison of Three Months Ended June 30, 2026 and 2025

Revenues

For the three months ended June 30, 2026 and 2025, the Company had total revenues of $757,456 and $1,034,226, respectively, and gross profits of $342,183 and $458,457, respectively. The primary driver of the Company’s revenues are steel prices and the prices of other metal commodities. When metal prices are higher, revenues increase assuming that volume is stable. The Company is primarily affected by the price of steel, with the price of copper and the price of other metals also significantly contributing to the Company’s revenues and profits. The primary reason for the decrease in our revenues was the decrease in volume coming into the yard. For personal reasons, prior management had been unable to focus its efforts on marketing, developing, and maintaining the Company’s business, which has since been addressed by the appointment of Lisa Matthews as the Company’s new Chief Operating Officer on July 14, 2026.

Cost of goods sold consists primary of costs associated with purchasing salvage and scrap metal and increases as prices for these commodities fluctuate. Cost of goods sold for the three months ended June 30, 2026 and 2025 were $415,273 and $575,769, respectively, resulting in a gross margin of 45% and 44%, respectively. The decrease in gross margins for the three months ended June 30, 2026 was primarily due to an increase in the purchase of ferrous metals, which have lower margins.

Operating Expenses.

The Company’s operating expenses increased from $355,732 for the three months ended June 30, 2025 to $383,904 for the three months ended June 30, 2026 due primarily to an increase of $21,151 in professional fees and an increase of $18,920 in director compensation offset by a decrease in general and administrative expenses of $10,294 and a decrease in payroll expenses in the amount of $1,605.

Other Expenses.

Other expenses increased from $17,684 for the three months ended June 30, 2025 to $21,012 for the three months ended June 30, 2026.

Net Income (Loss)

We had a net loss of $47,083 for the three months ended June 30, 2026, compared to net income of $48,824 for the three months ended June 30, 2025. The decrease of $95,907 was primarily the result of a decrease of sales in the amount of $276,770.

Comparison of Nine months ended June 30, 2026 and 2025

Revenues

For the nine months ended June 30, 2026 and 2025, the Company had total revenues of $2,264,736 and $4,017,704, respectively, and gross profits of $930,092 and $1,810,372, respectively. The decrease in our revenues during the nine months ended June 30, 2026 was primarily due to two reasons. First was the change in the Manatee County Trash Collection ordinance, which was reversed in April 2026, and had negatively impacted sales. Second, prior management, for personal reasons, had been unable to focus its efforts on marketing, developing, and maintaining the Company’s business, which has since been addressed by the appointment of Lisa Matthews as the Company’s new Chief Operating Officer on July 14, 2026.

Cost of goods sold consists primary of costs associated with purchasing salvage and scrap metal and increases as prices for these commodities fluctuate. Cost of goods sold for the nine months ended June 30, 2026 and 2025 were $1,334,644 and $2,207,332, respectively, resulting in a gross margin of 41% and 45%, respectively. The decrease in gross margins for the nine months ended June 30, 2026 was primarily due to an increase in the purchase of non-ferrous metals, which have lower margins. The Company operated in a normal non-storm period with an impact to purchases related directly to the Manatee County Ordinance outlined above. Adjustments were made and the Company was able to carry a rough gross margin of 41% for the nine months ended June 30, 2026 while receiving less volume due to aggressive price negotiations and competitors who typically used overseas mills as a price advantage being forced to sell domestically due to US tariffs implemented under the current administration.

Operating Expenses.

The Company’s operating expenses increased from $1,077,939 for the nine months ended June 30, 2025 to $1,186,951 for the nine months ended June 30, 2026 due primarily to an increase of $(10,294) in professional fees, an increase in general and administrative expenses of $44,425, and an increase of $56,760 in director compensation offset by a decrease in payroll expenses in the amount of $3,007.

Other Income (Expenses).

Other income (expenses) went from $40,794 in other income for the nine months ended June 30, 2025 to $59,345 in other expense for the nine months ended June 30, 2026 primarily due to a gain on extinguishment of accounts payable in the amount of $95,150 in the prior period.

Net Income (Loss)

We had a net loss of $237,312 for the nine months ended June 30, 2026, compared to net income of $579,843 for the nine months ended June 30, 2025. The decrease of $817,155 was primarily the result of a decrease of sales in the amount of $1,752,968.

Liquidity and Capital Resources

At June 30, 2026 and September 2025, our current liabilities were $2,154,422 and $2,128,544, respectively. The increase of total liabilities of $25,878 from September 30, 2025 to June 30, 2026 was due primarily to an aggregate decrease of $148,778 of accounts payable, accrued compensation, taxes payable, offset by an increase in accrued interest payable in the amount of $59,345 and increase in lease liability in the amount of $115,311 due to the Company exercising an additional year option on its current lease.

The Company’s principal sources of funds are funds generated by its operations, as well as amounts received from affiliated loans. Such affiliated loans include both those entered into by the Company prior to the Merger and those entered into by Renovo prior to the Merger. In addition, the Company has paid operational expenses and debt on behalf of 6 LLC. As of June 30, 2026, the total paid on behalf of 6 LLC and payable to the Company is $929,580. These operational expense advances bear no interest, are uncollateralized and have no specific due date.

Management has evaluated the Company’s ability to continue as a going concern in accordance with ASC 205-40. The accompanying unaudited consolidated financial statements have been prepared on a going concern basis. For the nine months ended June 30, 2026, the Company had a net loss of $237,312, negative working capital of $1,459,964 and net cash used in operations in the amount of $364,928. Additionally, the related party loans come due on December 31, 2026 and have not yet been extended. The working capital deficiency is insufficient in management’s view to sustain current levels of operations for a reasonable period without additional financing. These trends and conditions continue to raise substantial doubt surrounding the Company’s ability to continue as a going concern for a reasonable period. Ultimately, the Company’s ability to continue as a going concern is dependent upon management’s ability to continue to curtail current operating expense and obtain additional financing to augment working capital requirements and support acquisition plans. There can be no assurance that management will be successful in achieving these objectives or obtain financing under terms and conditions that are suitable. The accompanying consolidated financial statements do not include any adjustments associated with these uncertainties.

The Company regularly evaluates whether to undertake certain capital expenditures relating to certain improvements on the property where it conducts business to construct or install temporary or permanent improvements and to request or record easements relating to utilities and access, including, without limitation, driveways, fencing, gates, and utility connections. Such improvements also may include those necessary to provide special dedicated access to the Company property in favor of the County during storm conditions. These improvements shall be at the Company’s sole expense. During the nine months ended June 30, 2026, the Company spent $361,957 on capital expenditures. The Company anticipates that it will expend approximately $140,000 during the next 12 months.

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

In connection with the closing on the Merger, the Company entered into a lease agreement with 6 LLC, a Florida limited liability company (“6 LLC”) on April 19, 2024. Under the terms of the Lease the Company is leasing the buildings and property (“Property”) on which the Company conducts its operations from 6 LLC for annual rent of $480,000 paid in twelve (12) monthly payments of $40,000, which is inclusive of electrical, water, sewer, and other utilities. The Lease has an initial term of two years, and may be extended for a period of up to five additional years by the Company. As of June 30, 2026, the lease was automatically extended an additional year. In addition to the Lease, the Company also has entered into a Purchase Option Agreement with the equity owners of 6 LLC(“Purchase Option Agreement”) pursuant to which the Company has the exclusive option, subject to certain conditions, in its sole discretion, exercisable at any time within five years after the closing of the Merger to acquire 6 LLC and, as a result thereof, the Property (the “Purchase Option”). The terms of the Lease include customary terms regarding alterations to the Property, maintenance by 6 LLC, insurance, and indemnification and generally reflect terms that would be typically negotiated in an at arm’s-length transaction with modifications to the termination provisions of the Lease to limit 6 LLC’s ability to terminate the Lease in light of the Purchase Option Agreement. Further, the Lease limits 6 LLC’s ability to assign the Lease, while preserving the right of the Company to assign the Lease under certain circumstances. The Company has not yet determined whether it will exercise the Purchase Option. For more information relating to the Purchase Option Agreement and the Purchase Option, see Financial Statement Note 11.

Cash Flow

The following table provides detailed information about our net cash flow for the nine months ended June 30, 2026 and 2025:

	Nine months ended June 30,
	2026	2025
Net cash provided by (used in) operating activities	$(364,929)	$647,582
Net cash used in investing activities	(281,956)	—
Net cash used in financing activities	—	(90,500)
Net change in cash and cash equivalents	(646,885)	557,082
Cash and cash equivalents at beginning of period	1,030,185	425,706
Cash and cash equivalent at end of period	$383,300	$982,788

Net cash used in operating activities for the nine months ended June 30, 2026 was $(364,929) compared to $647,582 provided by operating activities for the nine months ended June 30, 2025. This difference related to the change in net income (loss) in the amount of $817,155 along with an aggregate increase of $670,141 in depreciation, common stock issued for services, gain on extinguishment of accounts payable, amortization of right-of-use asset, accounts receivable, and accrued interest payable, offset by an aggregate decrease of $865,497 in inventory, deferred tax asset, accounts payable, accrued compensation, taxes payable, and operating lease liability.

During the nine months ended June 30, 2026 and 2025, the Company had $(281,956) and $0 used in investing activities, respectively. The cash of $(281,956) used in investing activities consisted of $80,000 received from repayments of related party loans and $361,957 in the purchase of property and equipment.

During the nine months ended June 30, 2026, our financing activities were $0 compared to $(90,500) for the nine months ended June 30, 2025. During the nine months ended June 30, 2025, our financing activities used cash of $(90,500) of which $90,000 was to repay convertible notes payable to related parties and $500 was to repay related party loans.

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

During the nine months ended June 30, 2026, there were no repayments of principal or accrued interest related to its affiliated convertible debt

As of June 30, 2026, the aggregate principal amount of the Company Affiliate Debt was approximately $1,327,171 and the accrued interest thereon was approximately $316,716.

On June 30, 2026, James Toomey and Lori Toomey (the “Toomey Directors”) informed the Board that they will no longer extend or renew the Toomey Loan (as defined in the table below) in principal amount of $365,000 to Renovo. As mentioned above, the Toomey Loan is subordinated to the 6 LLC Bank Loan. If the Company is unable to pay the outstanding balance of the Toomey Loan from the cash generated from operations, the Company may be required to seek additional sources of funds, including, without limitation, from the sale of its assets, equity investments, or replacement debt in order to raise sufficient capital to pay the Toomey Loan upon maturity. There is no assurance that such additional sources of funds will be available to the Company for repayment of the Toomey Loan upon maturity or, if available, that they will be on terms favorable or otherwise acceptable to the Company.

If (i) the Company is unable to make the lease payments to 6 LLC in the amount necessary to satisfy 6 LLC’s repayment obligations under the 6 LLC Bank Loan, or (ii) the 6 LLC Bank Loan is not extended or is otherwise terminated prematurely and 6 LLC is unable to pay the outstanding balance of the 6 LLC Bank Loan, then the Company may be required to fulfil its obligations as a guarantor of the 6 LLC Bank Loan and repay the remaining outstanding balance of the 6 LLC Bank Loan. In turn, if the Company is unable to generate or otherwise secure the funds necessary to pay the amounts owed under the Toomey Loan (including payments due upon maturity thereof) or repay the remaining outstanding balance of the 6 LLC Bank Loan, then the Company may be required to seek additional sources of funds, including, without limitation, from the sale of its assets, equity investments, or replacement debt. There is no assurance that the Company will be able to secure such funds, and if it does secure such funds, the terms thereof may be disadvantageous and have a significant negative impact on the Company’s financial position.

The Toomey Directors have not expressed a desire or intent to modify or cease to extend or renew any other Affiliate Loan, nor have they indicated that they will extend any such loans.

Set forth below is the outstanding Company Affiliate Debt as of June 30, 2026:

Affiliate Lender	Date of Original Loan	Principal Amount Borrowed	Annual Interest Rate	Accrued Interest	Maturity Date

Passing Through, LLC (Toomey family trust/estate)	July 1, 2016	$600,000	6.00%	$279,975	December 31, 2026
Conch and Shell Holdings, Inc.(extended Toomey family)	November 20, 2018	$250,000	8.00%	$14,856	December 31, 2026
James, Lori and Kristen Toomey (the “Toomey Loan”)(1)	November 20, 2018	$365,000	5.00%	$14,174	December 31, 2026
Kristen Toomey	November 20, 2018	$35,000	5.00%	$1,309	December 31, 2026
James Toomey(2)	February 1, 2021	$130,000	2.00%	$4,623	December 31, 2026
James Toomey(2)	March 7, 2022	$50,000	2.00%	$1,779	December 31, 2026

________________

(1)	On June 30, 2026, Toomey Directors informed the Board that they will no longer extend or renew the Toomey Loan to Renovo.
(2)	These notes were entered into by the Company prior to the Merger (and not assumed from Renovo in connection with the Merger) and therefore are not subordinated to the 6 LLC Bank Loan.

Set forth below is the outstanding 6 LLC Affiliate Debt subject to the Company Security as of June 30, 2026.

Affiliate Lender	Principal Amount Outstanding
James K. Toomey	$100,000
Lori Toomey	$300,000
Lori Toomey	$500,000
James and Lori Toomey	$50,000
Passing Through, LLC	$189,545
Passing Through, LLC	$100,000
Passing Through, LLC	$100,000
Conch and Shell Holdings, Inc.	$100,000
Conch and Shell Holdings, Inc.	$248,725
Lori Toomey, Conch and Shell Holdings, Inc., and AMI Holdings, Inc.	$225,000

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

Hancock Whitney Bank Loan

The outstanding amount owed under the 6 LLC Bank Loan as of June 30, 2026 was approximately $1,461,851. Interest accrues on the 6 LLC Bank Loan at an annual rate of 6.735%. The 6 LLC Bank Loan, which was originally set to mature on November 13, 2025 has since been extended multiple times, most recently for an additional 90 days and will now mature on August 18, 2026, unless further extended. Based on discussions with Hancock Whitney Bank, further extensions of the 6 LLC Bank Loan are expected to be evaluated in 90-day increments. There is no agreement between 6 LLC and Hancock Whitney or any guarantee that the 6 LLC Bank Loan will be extended beyond the current maturity date or for longer than 90-day increments.

Previously, the 6 LLC Bank Loan had been extended on a year-to-year basis and the parties historically had extended the 6 LLC Bank Loan by entering into new loan agreements each year. However, the 6 LLC Bank Loan is now extended only in 90-day increments, and there is no agreement to extend the 6 LLC Bank Loan as needed. As a result, there is a risk that the 6 LLC Bank Loan may not be extended beyond the current maturity date and, if it is extended, then the terms of the extension may be on terms more disadvantageous as those currently in place (i.e., higher interest rates to reflect current market conditions).

In the event that the 6 LLC Bank Loan is not extended or is otherwise terminated prematurely, and 6 LLC is unable to pay the outstanding balance of the 6 LLC Bank Loan, the Company may be required to fulfil its obligations as a guarantor of the 6 LLC Bank Loan and repay the remaining outstanding balance of the 6 LLC Bank Loan, which may require the Company to sell its assets, seek equity investments, or replacement debt in order to raise sufficient capital. There is no assurance that the Company will be able to secure the necessary financing or funds to repay the 6 LLC Bank Loan or obtain such funds on favorable terms. If the Company is required to fulfil its obligations as a guarantor and is unable to secure the funds necessary to repay the 6 LLC Bank Loan, it may be difficult for us to continue our operations and if we do secure such funds, the terms thereof may be disadvantageous and have a significant negative impact on the Company’s financial position.

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

Our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of the end of such period, our disclosure controls and procedures were not effective as of June 30, 2026 due to material weaknesses in our internal control over financial reporting in providing reasonable assurance in timely alerting management to material information relating to the Company and that information required to be disclosed in our reports is recorded, processed, summarized, and reported as required to be included in our periodic filings with the Commission.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

(a)	None.

(b)	None.

(c)	None.

ITEM 6. EXHIBITS

* Exhibit Filed Herewith

10.1	Separation Agreement, dated July 7, 2026, by and between Kingfish Holding Corporation and Randall A. Moritz.*

10.2

Employment Agreement, dated July 15, 2026, by and between Kingfish Holding Corporation and Lisa Mathews, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, filed with the Commission on July 24, 2026.

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(a)), with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026. *

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(a)), with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.*

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

KINGFISH HOLDING CORPORATION

Date: August 13, 2026	By:	/s/ Ted Sparling
Ted Sparling
Chief Executive Officer
(Principal Executive Officer)

